Form 10-Q
period 2003-06-30
AMERICAN FINANCIAL REALTY TRUST
filed 2003-08-13
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31678

AMERICAN FINANCIAL REALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	02-0604479 (IRS Employer Identification No.)

1725 The Fairway, Jenkintown, PA (Address of Principal Executive Offices)	19046 (Zip Code)

Registrant’s Telephone Number, Including Area Code (215) 887-2280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

On August 12, 2003,                      of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(Unaudited and in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
Assets
Real estate investments, at cost:
Land	$223,051	$30,079
Building and improvements	1,043,353	180,241
Equipment and fixtures	175,070	35,462
Leasehold interests	4,273	4,762

Total real estate investments, at cost	1,445,747	250,544
Less accumulated depreciation	(27,907)	(15,217)

Real estate investments, net	1,417,840	235,327
Cash and cash equivalents	394,348	60,842
Restricted cash	20,875	14,010
Marketable investments	8,932	144,326
Available for sale residential mortgage-backed securities pledged as collateral for reverse repurchase agreements	—	1,116,119
Accrued interest and principal on residential mortgage-backed securities	10,422	19,070
Accounts and other receivables	5,822	665
Accrued rental income	5,504	4,003
Prepaid expenses and other assets	9,232	4,396
Notes receivable	688	693
Assets held for sale	15,315	1,757
Intangible assets, net of accumulated amortization of $2,030 and $90	127,813	2,413
Deferred costs, net of accumulated amortization of $1,116 and $333	15,680	1,544

Total assets	$2,032,471	$1,605,165

Liabilities and Shareholders’ Equity
Mortgage notes payable	$430,177	$149,886
Bridge note payable	400,000	—
Reverse repurchase agreements	—	1,053,529

Total debt	830,177	1,203,415
Fair value of derivative instruments	—	6,192
Accounts payable	2,457	2,533
Accrued expenses and other liabilities	8,758	5,776
Dividends payable	12,061	10,330
Value of assumed lease obligations, net of accumulated amortization of $770 and $68	49,312	1,268
Deferred revenue	45,099	1,870
Tenant security deposits	866	606

Total liabilities	948,730	1,231,990
Minority interest	33,521	36,513
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $.001 per share, no shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common shares, 500,000,000 shares authorized at $.001 per share, 106,665,509 and 42,498,008 issued and outstanding at June 30, 2003 and December 31, 2002	106	42
Capital contributed in excess of par	1,085,093	343,389
Deferred compensation	(1,534)	(1,885)
Accumulated deficit	(31,532)	(406)
Accumulated other comprehensive loss	(1,913)	(4,478)

Total shareholders’ equity	1,050,220	336,662

Total liabilities and shareholders’ equity	$2,032,471	$1,605,165

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended June 30, 2003 and 2002

(Unaudited)

(In thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
		Predecessor		Predecessor
	2003	2002	2003	2002
Revenues:
Rental income	$16,395	$6,398	$28,573	$12,768
Operating expense reimbursements	2,561	2,049	4,994	4,254
Interest income	180	21	1,157	41
Other income	166	426	209	609

Total revenues	19,302	8,894	34,933	17,672

Expenses:
Property operating expenses	4,602	2,855	7,841	5,458
General and administrative	5,303	1,966	8,317	3,232
Interest expense on mortgages and other debt	5,593	3,525	10,355	7,078
Depreciation and amortization	8,630	2,019	14,697	4,110

Total expenses	24,128	10,365	41,210	19,878

Loss before investment income and expenses, net realized loss on sales of investments, minority interest and discontinued operations	(4,826)	(1,469)	(6,277)	(2,206)

Interest income from residential mortgage-backed securities, net of expenses	2,144	—	9,016	—
Interest expense on reverse repurchase agreements	(1,540)	—	(4,355)	—

Net interest income on residential mortgage-backed securities	604	—	4,661	—

Realized loss on sales of investments	(10,330)	—	(9,241)	—

Loss from continuing operations before minority interest	(14,552)	(1,469)	(10,857)	(2,206)
Minority interest	1,378	—	1,064	—

Loss from continuing operations	(13,174)	(1,469)	(9,793)	(2,206)

Discontinued operations:
Loss from operations, net of minority interest of $1 for the three-months ended June 30, 2003 and $55 for the six-months ended June 30, 2003	(8)	(109)	(527)	(260)
Gains on disposals, net of minority interest of $34 for the three-months ended June 30, 2003 and $35 for the six-months ended June 30, 2003	326	5,614	337	7,805

Income (loss) from discontinued operations	318	5,505	(190)	7,545

Net (loss) income	$(12,856)	$4,036	$(9,983)	$5,339

Basic (loss) income per share:
From continuing operations	$(0.31)		$(0.23)
From discontinued operations	0.01		—

Total basic loss per share	$(0.30)		$(0.23)

Diluted (loss) income per share
From continuing operations	$(0.31)		$(0.23)
From discontinued operations	0.01		—

Total diluted loss per share	$(0.30)		$(0.23)

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2003 and 2002

(Unaudited)

(In thousands)

		Predecessor
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(9,983)	$5,339
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,453	4,276
Minority interest	(1,084)	—
Amortization of leasehold interests and intangible assets	1,646	10
Amortization of acquired leases to rental income	(241)	—
Amortization of deferred financing costs	895	368
Amortization of deferred compensation	351	—
Non-cash compensation charge	329	—
Impairment loss	542	109
Net gain on sales of properties	(372)	(7,805)
Realized loss on sales of investments	9,241	—
Premium amortization on residential mortgage-backed securities	4,464	—
(Increase) decrease in operating assets:
Accounts and other receivables	(5,152)	646
Accrued rental income	(1,501)	(682)
Prepaid expenses and other assets	(4,836)	(980)
Accrued interest income on residential mortgage-backed securities	7,157	—
Increase (decrease) in operating liabilities:
Accounts payable	(76)	(295)
Accrued expenses and other liabilities	2,982	(52)
Deferred revenue and tenant security deposits	43,489	441

Net cash provided by operating activities	61,304	1,375

Cash flows from investing activities:
Sales of residential mortgage-backed securities	939,619	—
Receipt of principal payments on residential mortgage-backed securities	162,893	—
Capital expenditures and leasehold acquisition costs	(1,250)	(794)
Payments for acquisitions of real estate investments	(1,032,849)	(596)
Proceeds from sales of real estate investments	2,090	11,193
Increase in restricted cash	(6,865)	(599)
Sales (purchases) of marketable investments, net	135,511	(4,118)

Net cash provided by investing activities	199,149	5,086

Cash flows from financing activities:
Repayment of reverse repurchase agreements	(1,053,529)	—
Proceeds from share issuances, net	741,768	—
Dividends, distributions to operating partnership unitholders and distributions to owners	(22,106)	(3,416)
Repayment of mortgage notes and bridge notes payable	(532,535)	(11,534)
Proceeds from bridge note payable	400,000	—
Proceeds from mortgage notes payable	556,413	7,030
Other long-term debt repayments	—	(645)
Contributions	—	1,696
Payments for deferred financing costs	(16,958)	(76)

Net cash provided by (used in) financing activities	73,053	(6,945)

Increase (decrease) in cash and cash equivalents	333,506	(484)
Cash and cash equivalents, beginning of period	60,842	1,597

Cash and cash equivalents, end of period	$394,348	$1,113

Supplemental cash flow information:
Cash paid for interest	$10,571	$6,855

Non cash-debt assumed in real estate acquisitions	$256,413	$—

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

(1)	Basis of Presentation

American Financial Realty Trust (AFR or the Company) is a newly organized, self-administered, and self-managed real estate investment trust (REIT). AFR was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions in the United States.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership. As of June 30, 2003, the Company holds a 96.0% interest in the Operating Partnership.

On September 10, 2002, AFR commenced operations upon completing a private placement of common shares of beneficial interest, and through its Operating Partnership, acquired substantially all of the assets, liabilities, and operations of American Financial Real Estate Group (AFREG or the Predecessor) in a business combination accounted for under Staff Accounting Bulletin Topic 5g with carryover basis for the portion of the net assets acquired from the majority shareholder/general partner and his affiliates and fair value for the remaining portion of the net assets acquired from all other investors. AFREG was comprised of certain operating companies and real estate limited partnerships under the common control of Nicholas S. Schorsch, the Company’s President, Chief Executive Officer and Vice Chairman, or members of his immediate family. Mr. Schorsch was the sole or majority shareholder in each of the operating companies acquired and the sole general partner in each of the real estate limited partnerships whose interests were acquired. In the case of each limited partnership, the general partner had sole discretionary authority over major decisions such as the acquisition, sale or refinancing of principal partnership assets.

AFREG acquired corporate-owned real estate assets, primarily bank branches and office buildings from financial institutions, and owned and managed such assets under long-term, triple net leases. AFR and AFREG are hereinafter referred to as the Company. The Company operates in one segment, focusing on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, NA, and Wachovia Bank, NA, or their affiliates represented 31.2% and 24.6% for the three month period ended June 30, 2003 and 33.3% and 25.3% for the six month period ended June 30, 2003, respectively. Rental income from Wachovia Bank, NA, or their affiliates for the three and six month periods ended June 30, 2002 was 46.7% and 44.2%, respectively. No other tenant represented more than 10% of minimum rental income for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission, however, management believes that the disclosures are adequate to make the information presented not misleading. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(2)	Equity-Based Compensation

At June 30, 2003, the Company has a share-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based employee compensation cost for options is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to share-based employee compensation. The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

	For the three month period ended June 30, 2003	For the six month period ended June 30, 2003
Net loss	$(12,856)	$(9,983)
Add: Total share-based employee compensation expense included in net loss	2,216	2,767
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(2,258)	(2,850)

Pro forma net loss	$(12,898)	$(10,066)

Basic loss per share—as reported	$(0.30)	$(0.23)
Basic loss per share—pro forma	(0.30)	(0.24)
Diluted loss per share—as reported	$(0.30)	$(0.23)
Diluted loss per share—pro forma	(0.30)	(0.24)

(3)	Acquisitions

The following table presents information regarding the property acquisitions completed during the six month period ended June 30, 2003:

Seller	Property Type	Closing Date	Number of Buildings	Rentable Square Feet	Purchase Price
Dana Commercial Credit	Large office	Jan.9, 2003	14	3,759,634	$335,222	(1)
Wachovia Bank	Bank branches	Feb.5, 2003	5	15,519	2,837
AmSouth Bank	Bank branches	Feb.12, 2003	1	2,817	268
Wachovia Bank	Bank branches	Feb.19, 2003	9	29,077	5,884
Bank of America	Small office	Mar.20, 2003	1	15,278	768
Pitney Bowes—Wachovia	Large office	Mar.31, 2003	2	278,402	34,442
	Small office	Mar.31, 2003	13	356,816	50,747
	Bank Branches	Mar.31, 2003	72	437,077	59,732
Finova Capital—BB&T	Large office	Apr. 15, 2003	2	169,497	14,196
	Small office	Apr. 15, 2003	1	32,400	2,721
	Bank Branches	Apr. 15, 2003	7	48,911	4,138
Bank of America	Bank Branches	May 1, 2003	5	39,979	1,762
Wachovia Bank	Bank branches	May 8, 2003	2	8,192	1,037
Wachovia Bank	Bank branches	June 6, 2003	4	21,587	1,083
Bank of America Portfolio	Small/Large office	June 30, 2003	158	8,057,396	774,434

Total 2003 Transactions			296	13,272,582	$1,289,262

(1)	Excludes value of assumed lease obligation of $36,000.

A description of the terms of each significant acquisition follows:

        Dana Commercial Credit Portfolio: In January 2003, the Company acquired 14 office buildings, containing 3.8 million net rentable square feet, from a wholly owned subsidiary of Dana Commercial Credit Corporation. Under the terms of the Company’s net lease with Bank of America, the Company will receive annual minimum rental payments of approximately $40.4 million from January 2003 through January 2010. From January 2011 through 2022, Bank of America is not required to pay any base rental income (except for a $3.0 million payment with respect to the month of January 2011). Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease of $40.4 million are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise required under this lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. During the 20 year lease term, the Company will recognize the fixed portion of the rental payments as rental income on a straightline basis without regard to the amount of space occupied and the Company will recognize additional rent as rental income in

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

the period earned. Including the amortization of our assumed lease obligation, in order to recognize rental income from the assumed leases at a market rental rate, the Company will recognize minimum rental income of approximately $17.2 million annually.

In June 2003, Bank of America notified the Company that they are exercising their option to vacate appropriately 684,000 square feet in June 2004. Of this space, approximately 38.0% is occupied by other third party tenants as of June 30, 2003.

Wachovia Bank Formulated Price Contracts: In September 2002, the Company entered into a formulated price contract with Wachovia Bank, N.A. for the purchase of surplus bank branches in the bank’s entire retail banking territory. In February 2003, the Company acquired 14 vacant bank branches containing approximately 45,000 square feet. Concurrent with this acquisition, the Company leased five bank branches to Wachovia Bank, N.A. under triple net leases that expire in 2005. Wachovia Bank, N.A. may terminate these leases at any time, without penalty, with 60 days notice. Subsequent to this acquisition, the Company has leased six of the remaining nine bank branches to various local and regional financial institutions under net leases expiring at various dates from 2005 through 2023.

Pitney Bowes—Wachovia Portfolio: In August 2002, the Company entered into an agreement with Pitney Bowes to acquire a portfolio of 87 properties acquired by Pitney Bowes through a sale leaseback arrangement with Wachovia Bank, N.A. In March 2003, the Company closed this transaction. Concurrent with this acquisition, the Company entered into net lease agreements with Wachovia Bank, N.A. for 74 properties expiring at various dates from 2010 through 2023. In addition, in conjunction with this acquisition, the Company assumed net leases on the 13 remaining properties that are currently leased to various third party financial institutions expiring at various dates through 2010.

Finova Capital—BB&T: On April 15, 2003, we acquired from Finova Capital Corporation, three office buildings and seven bank branches located in North Carolina consisting of approximately 251,000 rentable square feet. The total purchase price for these properties was $21,055. Each of these properties is leased to BB&T Corporation under a master lease, which expires on December 31, 2005. The lease may be renewed in whole but not in part at the option of the tenant for up to six additional terms of five years each.

Bank of America Specifically Tailored and Sale Leaseback Transaction: On June 30, 2003, we acquired from Bank of America, N.A., a portfolio of 27 large office buildings and 131 small office buildings containing approximately 8.1 million rentable square feet. The aggregate purchase price for the properties was $774,434. The Company currently expects that three of the properties will not be occupied by Bank of America, N.A. by June 30, 2004, and accordingly, have classified these properties as held for sale. If we are unable to lease these three properties to other financial institutions, we will attempt to sell them. These properties represent approximately 2.7% of the aggregate rentable square feet in the portfolio. Bank of America, N.A. has initially leased an aggregate of approximately 64.7% of the rentable square feet in this portfolio with an initial lease term of 20 years. Excluding the three unoccupied sites, the Bank of America, N.A. lease constitutes approximately 67.7% of the remaining rentable square feet for the initial 20 year lease term. Bank of America, N.A. has the option to renew this lease for up to six successive five year terms. In the case of a renewal, the rent will be the fair market rental value of the premises, as determined in accordance with the lease.

In addition to the portion of the premises subject to the 20 year lease, Bank of America, N.A. currently occupies approximately 847,000 rentable square feet that it may rent at a reduced rate for up to 12 months after the commencement of the lease. Bank of America, N.A. is required to notify the Company, within 12 months after the commencement of the 20 year lease, whether it intends to vacate this square footage or add it to the lease at the then-current fair market rate or at the rate established by the 20 year lease, depending on the length of the term selected. Approximately 10.1% of the rentable square feet in the portfolio is currently leased to third parties. Bank of America, N.A. will pay the Company approximately $44.0 million in annual base rent under the 20 year lease for this portfolio, plus their portion of the operating expenses associated with the leased space, excluding the 847,000 rentable square feet that is occupied on a reduced basis.

The Company is recognizing rental income from these various transactions on a straight line basis over the respective lease term. Furthermore, the Company is amortizing to rental revenue the value of assumed lease obligations over the term of the respective leases.

The Company has allocated the purchase price of properties to net tangible and identified intangible assets acquired based on preliminary estimates of their fair values.

A portion of the purchase price of the Company’s 2003 acquisitions was allocated to intangible assets, including assumed lease assets of $10.8 million, in-place leases of $25.9 million, customer relationships of $71.6 million and assumed lease obligations of $47.6 million.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

Leasehold interest assets and liabilities are recorded based on the present value of the difference between (i) management’s estimate of the sublease income expected to be earned over the non-cancelable lease term based on contractual or probable rental amounts and (ii) contractual amounts due under the corresponding operating leases assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straightline basis over the remaining lease term.

The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company utilizes independent appraisals or management’s estimates to determine the respective property values. Management’s estimates of value are made using methods similar to those used by independent appraisers. Factors considered by management in their analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to 24 months. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from five to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

In making estimates of fair values for purposes of allocating purchase price, management utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

The unaudited pro forma information relating to the acquisition of operating properties are presented below as if these transactions had been consummated on January 1st of the respective period. These results are not necessarily indicative of the results which actually would have occurred if they would have occurred on January 1st of the respective period, nor does the pro forma financial information purport to represent the results of operations for future periods.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

	Three-Month Period Ended June 30,		Six Month Period Ended June 30,
		Predecessor		Predecessor
	2003	2002	2003	2002
Pro forma revenues	$51,766	$50,183	$104,047	$100,250

Pro forma income (loss) from continuing operations	(13,051)	(775)	(8,511)	(815)
Pro forma income (loss) from discontinued operations	318	5,505	(190)	7,545

Pro forma net income (loss)	$(12,733)	$4,730	$(8,701)	$6,730

Basic pro forma earnings (loss) per share:
From continuing operations	$(.30)		$(.20)
From discontinued operations	.01		—

Basic pro forma net income (loss) per share	$(.29)		$(.20)

Diluted pro forma earnings (loss) per share:
From continuing operations	$(.30)		$(.20)
From discontinued operations	.01		—

Diluted pro forma net income (loss) per share	$(.29)		$(.20)

(4)	Residential Mortgage-Backed Securities

The Company invested in residential mortgage-backed securities during the six months ended June 30, 2003. The Company’s investments were financed by entering into reverse repurchase agreements to leverage the overall return on capital invested in the portfolio. On May 21, 2003, the Company’s Board of Trustees approved the sale of these securities, the repayment of all borrowings under reverse repurchase agreements, and the termination of a related hedging arrangement. These actions resulted in a loss of $10.2 million which is reflected in the Consolidated Statements of Operations for the three and six months ended June 30, 2003. At June 30, 2003, the Company held no residential mortgage-backed securities in a leveraged portfolio; however, the Company was due $10,422 relating to accrued interest and principal on these securities, which was subsequently received in July 2003.

(5)	Derivative Instruments

In February 2003, the Company entered into treasury lock agreements with an aggregate notional amount of $280,000. These derivatives were designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the expected refinancing of $280,000 in bridge loans. The Company incurred a loss of approximately $2,000 when these treasury lock agreements were terminated in connection with the related refinancings. This amount is recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the term of the new debt instruments. During the three and six months ended June 30, 2003, the Company has reclassified approximately $18 to interest expense.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

(6)	Indebtedness

(a)	Mortgage Notes Payable

The Company financed the purchase of certain of its real estate investments with the proceeds from mortgage notes payable. The following is a summary of mortgage notes payable as of June 30, 2003:

Mortgage notes payable, secured by 87 office and bank branch properties; monthly payments of principal and interest with fixed interest rates ranging from 4.1% to 5.5%; maturing from 2010 to 2023.	$80,000

Mortgage notes payable, secured by an office building divided into two condominium units; monthly payments of principal and interest with effective fixed interest rates ranging from 7.57% to 7.79% through the anticipated maturity dates of October 2010 for Unit I and October 2007 for Unit II; after the anticipated maturity dates, 2% or 5% will be added to the interest rate if the loans remain outstanding:

Unit I, including unamortized debt premium of $1,365 at June 30, 2003	37,236
Unit II, including unamortized debt premium of $1,771 at June 30, 2003	53,815
Mortgage notes payable, secured by 39 bank branches and 4 office properties; monthly payments of principal and interest at effective fixed interest rates ranging from 6.08% to 7.54% and one mortgage note payable with an interest rate equal to LIBOR plus 2.35%; maturing from 2006 through 2024, including unamortized debt premium of $1,170 at June 30, 2003	59,126
Mortgage notes payable, secured by 14 office properties; annual payments of principal and interest at an effective fixed interest rate of 4.22% maturing in 2011	200,000

Total mortgage notes payable	$430,177

Certain of the mortgage notes payable contain financial and nonfinancial covenants customarily found in mortgage notes of this type, as well as a requirement that certain individual properties maintain a debt service coverage ratio, as defined, of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. As of June 30, 2003, the Company was in compliance with all such covenants.

(b)	Bridge note payable

On June 30, 2003, the Company closed a $400,000 bridge loan with an affiliate of Deutsche Bank to finance a portion of the Company’s acquisition of the Bank of America specifically tailored and sale leaseback transaction properties. The bridge loan bears interest at the rate of 30-day LIBOR plus 1.50% and requires interest only payments through the maturity date of December 31, 2003. The bridge loan may be repaid at any time by the Company with written notice to the lender without penalty or fee, except that a non-refundable exit fee equal to 1.5% of the principal being repaid must be paid on any portion of the bridge loan that is refinanced with a lender that is not an affiliate of Deutsche Bank. The bridge loan is secured by a first lien mortgage and an assignment of rents and leases on the properties acquired in the Bank of America specifically tailored and sale leaseback transactions. The Company anticipates refinancing the bridge note payable with a long-term fixed-rate note obligation from an affiliate of Deutsche Bank prior to its maturity date.

(c)	Credit facilities

On April 30, 2003, the Company obtained a $100,000 credit facility from a syndicate of lenders. The credit facility matures on April 30, 2006 and bears interest at either (a) the Federal Funds Rate plus .55% or (b) LIBOR plus 1.25%. The credit facility is secured by 100% of the membership interest in a special purpose entity that is the borrower under the credit facility, as well as, when applicable, an assignment of leases and rents that would only be recorded in the event of default. Borrowings under the facility are collateralized by monthly base rental payments from bond net leases for tenants with credit ratings of A- or better. As of June 30, 2003, no borrowings were outstanding under the credit facility.

On July 18, 2003, the Company completed financing with Deutsche Bank Securities Inc., on behalf of Deutsche Bank AG, Cayman Islands Branch, for a $300 million warehouse facility. Borrowings under this facility will be extended in a series of advances, each of which will be used to acquire a specific property. Borrowings under this facility may be used only to acquire properties that may be financed on a long-term basis through credit-tenant lease or conduit commercial mortgage-backed securities financing. Advances under this facility will be made in the aggregate principal amount of up to 80% of the lesser of

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of those properties. This facility has a term of three years and bears interest at an annual rate of LIBOR plus either (x) with respect to conduit properties, 1.75%, or (y) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being purchased with the proceeds of the specific advance. The Company paid a fee of 1.25% of the total availability in connection with this facility. The Company has not requested any advances under this warehouse facility to date.

(7)	Shareholders’ Equity

On June 30, 2003, the Company completed its initial public offering through the issuance of 64,142,500 common shares of beneficial interest. The Company received net proceeds of $741,516, after $60,265 of offering expenses including underwriters’ discounts and commissions.

On May 21, 2003, for the quarter ended June 30, 2003, the Company declared a distribution of $0.25 per Common Share, totaling $10,572, which was paid on July 18, 2003 to shareholders of record as of June 10, 2003. The Operating Partnership simultaneously declared a distribution of $0.25 per operating partnership unit, totaling $1,114, which was paid on July 18, 2003. In addition, the Company declared a distribution of $0.25 per restricted share, totaling $375, which was also paid on July 18, 2003, and was recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations.

On March 21, 2003, for the quarter ended March 31, 2003, the Company declared a distribution of $0.25 per Common Share, totaling $10,572, which was paid on April 17, 2003 to shareholders of record as of March 31, 2003. The Operating Partnership simultaneously declared a distribution of $0.25 per operating partnership unit, totaling $1,114, which was paid on April 17, 2003. In addition, the Company declared a distribution of $0.25 per restricted share, totaling $375, which was also paid on April 17, 2003, and was recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations.

In May 2003, the Company’s Board of Trustees approved the 2003 Outperformance Plan. The Plan is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the Plan will consist of annual cash awards and a three year restricted share award. Award amounts determined under the Plan represent a percentage of the value created for shareholders in excess of established performance thresholds. The Plan is a three year plan with an effective date of January 1, 2003. The aggregate amount of the award will be determined at the end of the three year term on January 1, 2006. The restricted share portion of the reward will vest in three equal annual installments beginning on the later of January 1, 2005 or the second anniversary of the commencement of employment. The Company will measure and record compensation expense over the service period in accordance with the provisions of Accounting Principles Board Opinion No. 25 and FASB Interpretation No. 28 based upon an interim estimate of the reward. During the three month period ended June 30, 2003, the Company accrued approximately $1.7 million of compensation expense relating to this Plan. This amount is included in general and administrative expenses in the accompanying Consolidated Statement of Operations.

The Compensation and Human Resources Committee awarded 1,290,000 restricted shares under the 2002 Equity Incentive Plan to executive officers. Of this amount, 1,141,000 of these restricted shares were issued on July 1, 2003. The remaining 149,000 restricted shares will be issued effective as of January 1, 2004.

(8)	Transactions with Related Parties

The Company provides management and other services to entities affiliated with the Chief Executive Officer. Total revenue received by the Company from these affiliated entities was approximately $34 and $420 for the three-month periods ended June 30, 2003 and 2002, respectively, and $72 and $555 for the six-month periods ended June 30, 2003 and 2002, respectively. Such amounts are included in other income in the accompanying consolidated and combined statements of operations. The Company currently provides property and asset management services for four bank branches and a five story office building, all of which are owned by certain executive officers and trustees and other entities affiliated with them. The Company has an option to acquire the office building property. During the six month period ended June 30, 2002, the Company sold two bank branches to affiliates of the Chief Executive Officer for an aggregate price of $2,979. A net gain of $2,342 was recognized on the sale of these properties.

As of June 30, 2003, accounts receivable included approximately $150 for amounts due from related parties. As of June 30, 2003, accounts payable included approximately $3 for amounts due to related parties.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

In addition, the Company leases space in two office buildings from real estate partnerships controlled by related parties. Total rent payments under these office leases were approximately $28 and $23 for the three-month periods ended June 30, 2003 and 2002, respectively, and $55 and $48 for the six-month periods ended June 30, 2003 and 2002, respectively. One lease expires in July 2009 and has aggregate annual rent of $66 and the other lease has an aggregate annual rent of $45, and expires in 2008. Both leases are subject to annual rent increases of the greater of 3.0% or the Consumer Price Index. All of these amounts are included in general and administrative expenses in the accompanying consolidated and combined statements of operations.

An officer of the Company owns a one-third interest in a leasing company that provided leasing services with respect to certain properties. Leasing commissions charged to expense related to these services were approximately $52 and $68, respectively, for the three month periods ended June 30, 2003 and 2002, respectively, and $128 and $137 for the six month periods ended June 30, 2003 and 2002, respectively.

A member of the Company’s Board of Trustees is Head of Investment Banking at Friedman Billings Ramsey & Co., Inc. (FBR). FBR served as placement agent in connection with the Company’s September 2002 private placement and served as co-manager of the Company’s June 2003 initial public offering of common shares. The Company and FBR entered into an Intellectual Property Contribution and Unit Purchase Agreement as of May 24, 2002 pursuant to which FBR contributed certain intellectual property and other in-kind capital in exchange for the issuance of 750,000 Operating Partnership units. FBR Investment Management, Inc., an affiliate of FBR, received investment advisory fees based on the month-end balance invested in the residential mortgage-backed securities investment account. Total fees paid for such services during the three and six month periods ended June 30, 2003 were $162 and $442, respectively. Under the terms of an engagement letter, FBR will provide customary investment banking and financial advisory services for a one year period following the completion of an initial public offering.

(9)	Discontinued Operations and Assets Held for Sale

During the three- and six-month periods ended June 30, 2003, the Company sold two and five bank branch properties, respectively, in five separate transactions for net sales proceeds of $829 and $2,090, respectively. The sales transactions resulted in a net gain, before minority interest, of approximately $360 and $372, respectively.

For the three and six-month periods ended June 30, 2002, the Company sold 9 and 16 bank branches properties in 16 separate transactions for net sales proceeds of $6,926 and $11,193, respectively. The sales transactions resulted in a net gain of approximately $5,614 and $7,805, respectively.

In accordance with the provisions of SFAS No. 144, the Company has classified 24 properties as held for sale as of June 30, 2003. Operating results of the properties held for sale as of June 30, 2003 and the properties sold during the three- and six-month periods ended June 30, 2003 and 2002 are included in discontinued operations for all periods presented.

June 30, 2003
Assets held for sale:
Real estate investments, at cost:
Land	$2,308
Building	11,299
Equipment and fixtures	1,865

Total real estate investments, at cost	15,472
Less accumulated depreciation	(195)

15,277

Intangible assets, at cost	38

Total assets held for sale	$15,315

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
		Predecessor		Predecessor
	2003	2002	2003	2002
Operating Results:
Revenues	$414	$201	$578	$415
Operating expenses	95	92	216	173
Impairment loss	82	—	542	109
Interest expense	—	108	—	217
Depreciation	246	110	402	176

Loss from operations before minority interest	(9)	(109)	(582)	(260)
Minority interest	1	—	55	—

Loss from operations, net	(8)	(109)	(527)	(260)

Gain on disposals	360	5,614	372	7,805
Minority interest	(34)	—	(35)	—

Gain on disposals, net	326	5,614	337	7,805

Income (loss) from discontinued operations	$318	$5,505	$(190)	$7,545

Discontinued operations have not been segregated in the consolidated and combined statements of cash flows. Therefore, amounts for certain captions will not agree with the respective consolidated and combined statements of operations.

(10)	Earnings Per Share (EPS)

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the three and six month periods ended June 30, 2003 only, as no common shares were issued by the Predecessor prior to September 10, 2002:

	For the three month period ended June 30, 2003		For the six month period ended June 30, 2003
	Basic	Diluted	Basic	Diluted
Loss from continuing operations	$(13,174)	$(13,174)	$(9,793)	$(9,793)
Add: Minority interest in Operating Partnership	—	(1,375)	—	(1,027)

Loss from continuing operations	$(13,174)	$(14,549)	$(9,793)	$(10,820)

Income (loss) from discontinued operations	318	318	(190)	(190)
Add: Minority interest in Operating Partnership	—	33	—	(20)

Income (loss) from discontinued operations	$318	$351	$(190)	$(210)

Weighted average number of common shares outstanding	42,994,794	42,994,794	42,643,353	42,643,353
Operating partnership units	—	4,455,966	—	4,455,966

Total weighted average shares outstanding	42,994,794	47,450,760	42,643,353	47,099,319

Loss per share from continuing operations	$(0.31)	$(0.31)	$(0.23)	$(0.23)

Earnings per share from discontinued operations	$0.01	$0.01	$—	$—

Diluted earnings per share assumes the conversion of all Operating Partnership units into an equivalent number of common shares. Share options and restricted shares, computed under the treasury stock method, totaling 543,489 and 579,624 were excluded from the earnings per share computations as their effect would have been antidilutive for the three and six months ended June 30, 2003, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

(Dollars in thousands, except share and per share data)

(11)	Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain non-shareholders’ equity changes not reflected in the consolidated statements of operations. The components of comprehensive loss, are as follows:

	For the three month period ended June 30, 2003	For the six month period ended June 30, 2003
Net loss	$(12,856)	$(9,983)
Comprehensive income (loss):
Reclassification adjustments for losses reclassified into operations	10,348	9,259
Unrealized loss on derivative instruments	(664)	(6,467)
Unrealized gain on available for sale securities	(1,905)	230
Minority interest allocation	(917)	(457)

Total comprehensive loss	$(5,994)	$(7,418)

(12)	Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees; including the Guarantees of Indebtedness of Others.” This interpretation requires that a liability must be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantor’s financial statements. The disclosure requirements of this interpretation are effective for fiscal years ending after December 31, 2002. As of June 30, 2003, the Company has not guaranteed any indebtedness of others.

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” requiring variable interest entities to be consolidated in the financial statements of the holder of the variable interest. The interpretation is effective immediately for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. As of June 30, 2003, the Company does not have any unconsolidated variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The Company believes that the adoption of SFAS 150 will not have a material effect on the Company’s financial position or result of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated and combined financial statements and the notes thereto included elsewhere in this report.

The following includes a number of forward-looking statements that include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. These forward-looking statements are subject to risks and uncertainties. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;
•	our projected operating results;
•	completion of any of our acquisitions under contract
•	our ability to obtain future financing arrangements;
•	estimates relating to our future dividends;
•	our understanding of our competition;
•	market trends;
•	projected capital expenditures; and
•	the impact of technology on our products, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;
•	our ability to complete acquisitions under contract;
•	our ability to identify and complete additional property acquisitions;
•	our ability to maintain our current relationships with financial institutions and to identify new relationships with additional financial institutions;

•	changes in our business strategy;
•	availability, terms and deployment of capital;
•	availability of qualified personnel;
•	changes in our industry, interest rates or the general economy; and
•	the degree and nature of our competition.

When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.

Our Company

We were formed as a self-managed, self-administered Maryland real estate investment trust, or REIT, on May 23, 2002, and commenced operations on September 10, 2002. Since completion of our initial public offering in June 2003, we are the only public REIT focused primarily on acquiring and operating properties leased to regulated financial institutions. As banks continue to divest their corporate real estate, we believe that our contractual relationships, our growing visibility within the banking industry and our flexible acquisition and lease structures position us for continued growth. We seek to lease our properties to banks and other financial institutions using long-term net leases with terms ranging from 10 to 20 years, resulting in stable risk-adjusted returns on our capital.

As of June 30, 2003, our portfolio consisted of 222 bank branches and 213 office buildings, containing an aggregate of approximately 15.5 million rentable square feet. In addition, as of June 30, 2003, we have entered into contracts to acquire approximately $187.5 million of properties including 3 office buildings and 167 bank branches containing approximately 1.2 million rentable square feet, most of which we anticipate closing by the end of the third quarter of 2003.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the accounting estimates that management believes are critical to the preparation of the consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management and, as a result, are subject to a degree of uncertainty. These significant accounting estimates include:

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of its respective lease reported on a straightline basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straightline basis accounting requires us to record as an asset, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of an unbilled rent receivable is in doubt, we would be required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable, which would have an adverse effect on our net income for the period in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and shareholders’ equity.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred.

Depreciation is computed using the straightline method over the estimated useful life of 40 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Effective January 1, 2002, we adopted Financial Accounting Standards Board, or FASB, Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. Statement No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as “held for sale” on the balance sheet.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These cash flows consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

Leasehold interest assets and liabilities are recorded based on the present value of the difference between (i) management’s estimate of the sublease income expected to be earned over the non-cancelable lease term based on contractual or probable rental amounts and (ii) of contractual amounts due under the corresponding operating leases assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straightline basis over the remaining lease term.

The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. We utilize independent appraisals or management’s estimates to determine the respective property values. Management’s estimates of value are made using methods similar to those used by independent appraisers. Factors considered by management in their analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to 24 months. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from five to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Amounts allocated to land, buildings, tenant improvements, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on management’s analysis of comparable properties in the existing portfolio. Depreciation is computed using the straightline method over the estimated life of 40 years for buildings, five to seven years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements.

In making estimates of fair values for purposes of allocating purchase price, management utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts are reclassified from other comprehensive income to the income statements in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. We are not party to any derivatives designated as fair value hedges.

Under cash flow hedges, derivative gains and losses not considered highly effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement. For hedge transactions that do not qualify for the short-cut method, at the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future.

Results of Operations

We commenced operations on September 10, 2002. Prior to that date, entities that owned the properties and operating companies that we acquired as part of our formation transactions were under the common control of Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman. Certain line items, such as rental income, depreciation and amortization expense and interest expense, in periods beginning September 10, 2002 may not be comparable to prior periods due to the acquisition of the properties and operating companies in a business combination accounted for as a purchase. In accordance with SEC Accounting Bulletin Topic 5g, the portion of the assets and liabilities that we acquired from Nicholas S. Schorsch and certain of our other executive officers and trustees and their affiliates was recorded at carryover basis and the portion of the assets and liabilities that we acquired from other investors was recorded at their fair values.

Comparison of Three Months Ended June 30, 2003 and 2002

Revenues

Rental income increased approximately $10.0 million, or 156.3%, to approximately $16.4 million for the three month period ended June 30, 2003 from approximately $6.4 million in the comparable 2002 period. The increase was attributable to revenues received from the properties we acquired from Dana Commercial Credit Corporation, Pitney Bowes, Finova Capital, Bank of America, N.A., and properties acquired under our formulated price contracts.

Operating expense reimbursements increased approximately $500,000, or 25.0%, to approximately $2.6 million for the three month period ended June 30, 2003 from approximately $2.0 million in the comparable 2002 period. This increase was due to operating expense reimbursements for properties we acquired from Bank of America, N.A. in December 2002.

Interest income from investments (other than investments in our residential mortgage-backed securities portfolio) increased $159,000 to $180,000 for the three months ended June 30, 2003 from approximately $21,000 in the comparable 2002 period. This increase was due to interest income generated on investments made with the proceeds of our September 2002 private placement.

Other income decreased approximately $260,000, or 61.0%, to approximately $166,000 for the three month period ended June 30, 2003 from approximately $426,000 in the comparable 2002 period. This decrease was primarily due to non-recurring brokerage commissions earned in the prior period.

Expenses

Total expenses increased approximately $13.8 million, or 133.4%, to approximately $24.1 million for the three month period ended June 30, 2003 from approximately $10.3 million in the comparable 2002 period.

Property operating expenses increased approximately $1.8 million, or 62.7%, to approximately $4.6 million for the three month period ended June 30, 2003 from approximately $2.8 million in the comparable 2002 period. This increase was due to expenses associated with the office properties we acquired from Bank of America, N.A in December 2002 and properties acquired under our formulated price contracts.

General and administrative expenses increased approximately $3.3 million, or 169.7%, to approximately $5.3 million for the three month period ended June 30, 2003 from approximately $2.0 million in the comparable 2002 period. Of this increase, approximately $1.7 million relates to compensation expense related to our Outperformance Plan. The remaining increase was due to increases in compensation for additional personnel we hired following our formation transactions and increases in insurance expense and professional fees.

Interest expense on mortgages and other debt increased $2.1 million, or 58.7%, to approximately $5.6 million for the three month period ended June 30, 2003 from approximately $3.5 million in the comparable 2002 period. This increase is due to borrowings used to finance the acquisition of properties from Dana Commercial Credit Corporation and Pitney Bowes. This increase is partially offset by a reduction in interest expense due to the fair value adjustment of mortgage notes payable made in connection with our acquisition of the initial properties in the September 2002 formation transactions (“formation transactions”).

Depreciation and amortization expense increased approximately $6.6 million, or 327.4%, to approximately $8.6 million for the three month period ended June 30, 2003 from approximately $2.0 million in the comparable 2002 period. This increase was due to an increase in the cost basis of the properties we acquired in our formation transactions and to depreciation expense related to properties we acquired following our formation transactions and to amortization expense related to intangible assets recorded in connection with these property acquisitions.

Net Interest Income on Residential Mortgage-Backed Securities. Interest income from our residential mortgage-backed securities portfolio was approximately $2.1 million for the three month period ended June 30, 2003. We did not invest in residential mortgage-backed securities prior to September 2002. Interest income from our residential mortgage-backed securities portfolio is net of investment advisory expenses paid to FBR Investment Management, Inc., an affiliate of Friedman, Billings, Ramsey & Co., Inc., for services rendered in connection with this portfolio. A member of our board of trustees is head of investment banking at Friedman, Billings, Ramsey & Co., Inc.

Interest expense on reverse repurchase agreements was approximately $1.5 million for the three-month period ended June 30, 2003 and represents interest expense on borrowings incurred in connection with our residential mortgage-backed securities portfolio. On May 21, 2003 our Board of Trustees approved the sale of our leveraged residential mortgage-backed securities portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance this portfolio and the termination of a related hedging agreement. This resulted in a loss of approximately $10.2 million that was recorded in the three months ended June 30, 2003. We did not have this portfolio during the comparable prior period.

Realized Loss on Sales of Investments. Realized loss on sales of investments was approximately $10.3 million for the three month period ended June 30, 2003 and represents losses on the sale of investments in our residential mortgage-backed securities portfolio of approximately $10.2 million, combined with an $87,000 realized loss on the sale of other marketable investments. We did not have these investments during 2002.

Minority Interest. Minority interest was approximately $1.4 million for the three month period ended June 30, 2003 and represents an allocation of net income to the other unitholders in our operating partnership, First States Group, L.P., and an allocation of net income from one of our properties to individuals who own an 11% limited partnership interest in the entity that owns that property during the three month period ended June 30, 2003.

Discontinued Operations—(loss) from operations. Loss from operations, includes the discontinued operations decreased approximately $100,000, to approximately $8,000, net of minority interest of $1,000 for the three month period ended June 30, 2003, from a loss of approximately $109,000 in the comparable 2002 period. This decrease was due to other income received from the assignment of three leasehold interests to third parties, offset by an impairment loss recorded on properties held for sale as of June 30, 2003 and additional depreciation expense attributable to the increased number of properties sold or held for sale during 2003 as compared to the corresponding 2002 period, as the additional properties held for sale were acquired after June 30, 2002.

Net Gain on Sales of Properties. Net gain on sales of properties, including continuing and discontinued operations decreased approximately $5.3 million to a net gain of approximately $326,000, net of minority interest of $34,000 for the three month period ended June 30, 2003 from a net gain of approximately $5.6 million in the comparable 2002 period. In the 2003 period, we sold three properties and in 2002, we sold nine properties. As a result of our status as a REIT, we expect that property sales will be less frequent than in the past. Accordingly, gains from property sales may be lower than historical amounts, which may adversely impact our net income. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of individual properties acquired as part of a larger portfolio transaction that do not meet such criteria. Pursuant to that policy, we generally intend to commence our efforts to dispose of these properties within 30 days of acquisition and dispose of them within 12 months of acquisition. If we sell properties at a gain we may incur income taxes on those gains.

Comparison of Six Months Ended June 30, 2003 and 2002

Revenues

Rental income increased approximately $15.8 million, or 123.8%, to approximately $28.5 million for the six month period ended June 30, 2003 from approximately $12.7 million in the comparable 2002 period. The increase was attributable to revenues received from the properties we acquired from Dana Commercial Credit Corporation, Pitney Bowes, Finova Capital, Bank of America, N.A., and properties acquired under our formulated price contracts.

Operating expense reimbursements increased approximately $740,000, or 17.4%, to approximately $5.0 million for the six month period ended June 30, 2003 from approximately $4.3 million in the comparable 2002 period. This increase was due to operating expenses of properties we acquired from Bank of America, N.A. in December 2002, and properties acquired under our formulated price contracts.

Interest income from investments (other than investments in our residential mortgage-backed securities portfolio) increased $1.1 million to $1.2 million for the six months ended June 30, 2003 from approximately $41,000 in the comparable 2002 period. This increase was due to interest income generated on investments made with the proceeds of our September 2002 private placement.

Other income decreased approximately $400,000, or 65.7%, to approximately $209,000 for the six month period ended June 30, 2003 from approximately $609,000 in the comparable 2002 period. This decrease was primarily due to non-recurring brokerage commissions earned in the prior period.

Expenses

Total expenses increased approximately $21.3 million, or 107.3%, to approximately $41.2 million for the six month period ended June 30, 2003 from approximately $19.9 million in the comparable 2002 period.

Property operating expenses increased approximately $2.4 million, or 43.7%, to approximately $7.9 million for the six month period ended June 30, 2003 from approximately $5.5 million in the comparable 2002 period. This increase was due to expenses associated with the office properties we acquired from Bank of America, N.A in December 2002 and properties acquired under our formulated price contracts.

General and administrative expenses increased approximately $5.1 million, or 157.3%, to approximately $8.3 million for the six month period ended June 30, 2003 from approximately $3.2 million in the comparable 2002 period. Of this increase, approximately $1.7 million relates to compensation expense related to our Outperformance Plan. The remaining increase was due to increases in compensation for additional personnel we hired following our formation transactions and increases in insurance expense and professional fees.

Interest expense on mortgages and other debt increased $3.3 million, or 46.3%, to approximately $10.4 million for the six month period ended June 30, 2003 from approximately $7.1 million in the comparable 2002 period. This increase is due to borrowings used to finance the acquisition of properties from Dana Commercial Credit Corporation and Pitney Bowes. This increase is partially offset by a reduction in interest expense due to the fair value adjustment of mortgages made in connection with our acquisition of the initial properties in the formation transactions.

Depreciation and amortization expense increased approximately $10.6 million, or 257.6%, to approximately $14.7 million for the six month period ended June 30, 2003 from approximately $4.1 million in the comparable 2002 period. This increase was due to an increase in the cost basis of the properties we acquired in our formation transactions and to depreciation expense related to properties we acquired following our formation transactions and to amortization expense related to intangible assets recorded in connection with the property acquisitions.

Net Interest Income on Residential Mortgage-Backed Securities. Interest income from our residential mortgage-backed securities portfolio was approximately $9.0 million for the six month period ended June 30, 2003. We did not invest in residential mortgage-backed securities prior to September 2002. Interest income from our residential mortgage-backed securities portfolio is net of investment advisory expenses paid to FBR Investment Management, Inc., an affiliate of Friedman, Billings, Ramsey & Co., Inc., for services rendered in connection with this portfolio. A member of our board of trustees is head of investment banking at Friedman, Billings, Ramsey & Co., Inc.

Interest expense on reverse repurchase agreements was approximately $4.4 million for the six month period ended June 30, 2003 and represents interest expense on borrowings incurred in connection with our residential mortgage-backed securities portfolio. On May 21, 2003 our Board of Trustees approved the sale of our leveraged residential mortgage-backed securities portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance this portfolio and the termination of a related hedging agreement. This resulted in a loss of approximately $10.2 million that was recorded in the three months ended June 30, 2003. We did not have this portfolio during the comparable 2002 period.

Realized Loss on Sales of Investments. Realized loss on the sale of investments was approximately $9.2 million for the six month period ended June 30, 2003 and represents losses on the sale of investments in our residential mortgage-backed securities portfolio of approximately $8.9 million, increased by a $390,000 realized loss on the sale of other marketable investments. We did not have this portfolio during the comparable 2002 period.

Minority Interest. Minority interest was approximately $1.1 million for the six month period ended June 30, 2003 and represents an allocation of net income to the other unitholders in our operating partnership, First States Group, L.P., and an allocation of net income from one of our properties to individuals who hold an 11% limited partnership interest in the entity that owns that property during the six month period ended June 30, 2003.

Discontinued Operations—(loss) from operations. Loss from discontinued operations increased approximately $267,000, to approximately $527,000, net of minority interest of $55 for the six month period ended June 30, 2003, from a loss of approximately $260,000 in the comparable 2002 period. This increase was due to an impairment loss recorded on properties held for sale or sold as of June 30, 2003 and additional depreciation expense attributable to the increased properties sold or held for sale during 2003 compared to the 2002 period, offset by other income received from the assignment of three leasehold interests to third parties.

Net Gain on Sales of Properties. Net gain on sales of properties decreased approximately $7.5 million to a net gain of approximately $337,000, net of minority interest of $35,000 for the six month period ended June 30, 2003 from a net gain of approximately $7.8 million in the comparable 2002 period. In the 2003 period, we sold five properties and in 2002, we sold sixteen properties. As a result of our status as a REIT, we expect that property sales will be less frequent than in the past. Accordingly, gains from property sales may be lower than historical amounts, which may adversely impact our net income. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of individual properties acquired as part of a larger portfolio transaction that do not meet such criteria. Pursuant to that policy, we generally intend to commence our efforts to dispose of these properties within 30 days of acquisition and dispose of them within 12 months of acquisition. If we sell properties at a gain we may incur income taxes on those gains.

Cash Flows

For the six month period ended June 30, 2003

We have cash and cash equivalents totaling approximately $394.3 million and $8.9 million in short-term investments at June 30, 2003. During the six month period ended June 30, 2003, net cash provided from operating activities was approximately $61.3 million. The level of cash flows provided by operating activities is affected by timing of receipts of rent and payment of operating and interest expenses. In January 2003, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of the lease we assumed in connection with the acquisition of a 14 office building portfolio from a wholly owned subsidiary of Dana Commercial Credit Corporation.

Net cash provided by investing activities was approximately $199.1 million, including (i) sales of residential mortgage-backed securities of approximately $939.6 million, (ii) receipt of principal payments on residential mortgage-backed securities of approximately $162.9 million, (iii) net sales of marketable investments of approximately $135.5 million, (iv) acquisitions of real estate investments, net of proceeds on sales of real estate investments of approximately $1,030.8 million, (v) capital expenditures of approximately $1.3 million, and (vi) an increase in restricted cash of approximately $6.9 million.

Net cash provided by financing activities of approximately $73.1 million included (i) repayments of reverse repurchase agreements of approximately $1,053.5 million, (ii) proceeds from share issuances of approximately $741.7 million, (iii) payment of dividends and distributions to operating partnership unitholders of approximately $22.1 million, (iv) repayment of mortgage notes and bridge notes payable of approximately $532.5 million, (v) payment of financing costs of approximately $17.0 million, (vi) borrowings under bridge loans totaling approximately $400.0 million, and (vii) borrowings under mortgage notes payable of approximately $556.4 million.

For the six month period ended June 30, 2002

For the six month period ended June 30, 2002, net cash provided from operating activities was approximately $1.4 million. The level of cash flows provided by operating activities is affected by timing of receipts of rent and payment of operating and interest expenses.

Net cash provided by investing activities of approximately $5.1 million including (i) proceeds of approximately $11.2 million from the sale of sixteen properties during the period, (ii) capital expenditures of approximately $794,000, (iii) acquisitions of real estate investments of approximately $596,000, (iv) an increase in restricted cash of approximately $599,000, and (v) net purchases of marketable securities of approximately $4.1 million.

Net cash used in financing activities was approximately $6.9 million, consisting of (i) repayment of mortgage notes payable of approximately $11.5 million, (ii) repayment of other long-term debt of approximately $645,000, (iii) payments for deferred financing costs of approximately $76,000, (iv) distributions to limited partners of approximately $3.4 million, (v) proceeds from mortgage notes payable of approximately $7.0 million, and (vi) proceeds from limited partner contributions of approximately $1.7 million.

Reconciliation of Non-GAAP Financial Measures

We believe that funds from operations (FFO) is helpful to investors as a measure of our performance as an equity REIT because it provides investors with an understanding of our operating performance and profitability. In addition, because this measure is commonly used in the REIT industry, our use of FFO enables investors to compare our performance with that of other REITs.

We define FFO as net income (loss) before minority interest in our operating partnership (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains (or losses) from debt restructuring, including gains (or losses) on sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred costs) and after adjustments for unconsolidated partnerships and joint ventures.

Adjusted funds from operations (AFFO) is a computation made by analysts and investors to measure a real estate company’s cash flow generated from operations. We believe that AFFO is helpful to investors as a measure of our liquidity position, because along with cash flows generated from operating activities, this measure provides investors with an understanding or our ability to pay dividends. In addition, because this measure is commonly used in the REIT industry, our use of AFFO enables investors to compare our liquidity position with that of other REITs. AFFO is generally calculated by subtracting from or adding to FFO (i) normalized recurring expenditures that are capitalized by the REIT and then amortized, but which are necessary to maintain a REIT’s properties and its revenue stream (e.g., leasing commissions and tenant improvement allowances), (ii) straightlining of rents and (iii) amortization of deferred costs.

Our calculation of FFO and AFFO may differ from the methodologies for calculating FFO and AFFO utilized by other equity REITs and, accordingly, may not be comparable to other REITs. FFO and AFFO should not be considered alternatives to net income as measures of profitability, nor are they comparable to cash flow provided by operating activities determined in accordance with GAAP. Further, FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties.

Set forth below is a reconciliation of our calculations of FFO and AFFO to net loss:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in thousands, except per share data)
Funds from operations:
Net loss	$(12,856)	$(9,983)
Minority interest in operating partnership	(1,314)	(1,013)
Depreciation and amortization	7,879	13,157
Non-real estate related depreciation	(25)	(42)

Funds from operations	$(6,316)	$2,119

Funds from operations per share (diluted)	$(.13)	$.04

Adjusted funds from operations:
Funds from operations	$(6,316)	$2,119
Straightline rental income	5,171	10,533
Straightline rent expense	(4)	34
Tenant improvements and leasing commissions	(215)	(465)
Amortization of deferred costs, including the value of in-place leases, customer relationship value and financing costs	1,476	2,848
Amortization of fair market rental adjustment, net	(172)	(265)
Amortization of deferred compensation	299	474
Realized (gain) loss on sales of investments, net	10,243	9,154

Adjusted funds from operations	$10,482	$24,432

Liquidity and Capital Resources

As of June 30, 2003, we had approximately $394.3 million in available cash and cash equivalents and approximately $8.9 million in short-term investments. In addition to our cash and cash equivalents and short-term investments, our primary sources of liquidity will be proceeds from credit facilities and cash provided by operations. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT.

Short-Term Liquidity Requirements

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our properties, including:

•	recurring maintenance, repairs and other operating expenses necessary to properly maintain our properties;

•	property taxes and insurance expenses;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to facilitate the leasing of space at our properties, including tenant improvements and leasing commissions;

•	general and administrative expenses; and

•	future distributions paid to our shareholders.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital, credit facilities and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements.

There are a number of factors that could adversely affect our cash flow. An economic downturn in one or more of our markets may impede the ability of our tenants to make lease payments and may impact our ability to renew leases or lease space as leases expire. In addition, an economic downturn or recession could also lead to an increase in tenant bankruptcies or insolvencies, increases in our overall vacancy rates or declines in rental rates on new leases. In all of these cases, our cash flow would be adversely affected.

Under the terms of our triple net and bond net leases, the tenant is responsible for substantially all expenses associated with the operation of the related property, such as taxes, insurance, utilities, maintenance and capital improvements. As a result of these arrangements, we do not anticipate incurring substantial expenses in connection with most of these properties during the terms of the leases. We expect to incur operating and capital expenditures at some of our office buildings that have tenants with leases that are not triple net or bond net. These expenditures may include, among other things, parking lot improvements, roof replacements and other non-revenue enhancing capital expenditures. We also expect to incur revenue enhancing capital expenditures such as tenant improvements and leasing commissions in connection with the leasing of space in our office buildings.

We believe that our existing working capital and cash provided by operations will be sufficient to fund our costs of operations for the next 12 months. As of June 30, 2003, we have entered into contracts to acquire approximately $187.5 million of properties. We expect to be able to fund the equity portion of the purchase price of these acquisitions through existing cash. We intend to fund the remaining portion of the purchase price through borrowings, which we intend to arrange in accordance with our general borrowings policies. If we identify significant additional acquisitions in the next 12 months, we may seek to finance these acquisitions either through borrowings or by raising equity capital, or a combination of both.

We believe that we qualify, and we intend to continue to qualify, as a REIT under the Internal Revenue Code. As a REIT, we are allowed to reduce taxable income by all or a portion of our distributions paid to shareholders. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity contributions from investors, long-term property mortgage indebtedness and sales of properties. In the future we will be dependent on cash generated from operations and external sources of capital, but not from sales of properties, to meet our long-term liquidity requirements.

Our properties are encumbered by mortgages aggregating approximately $430.2 million in outstanding principal amount as of June 30, 2003, all of which are secured by first liens on individual properties with an aggregate cost basis of approximately $634.4 million before accumulated depreciation. The mortgages on the properties bear interest at fixed rates ranging from 4.00% to 7.79% with various terms extending to the year 2024.

Certain of the mortgage notes payable contain financial and non-financial covenants customarily found in mortgage notes, as well as a requirement that certain individual properties maintain a debt service coverage ratio of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12 month period. As of June 30, 2003, we were in compliance with all of these covenants.

We partially funded our acquisition of 14 office buildings from a wholly owned subsidiary of Dana Commercial Credit Corporation with $200.0 million of long-term financing arranged through Banc of America Securities LLC. Under the terms of our net lease with Bank of America, N.A., we will receive annual minimum rental payments of approximately $40.4 million from January 2003 through January 2010. From January 2011 through 2022, Bank of America is not required to pay any base rental income (except for a $3.0 million payment with respect to the month of January 2011). The rental income to be paid through the term of the master lease for this portfolio by Bank of America will provide for approximately $150.0 million in amortization of this financing. Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease of $40.4 million are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise required under this lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. The additional rent to be paid by Bank of America if they fail to vacate space under the terms of the master lease, or the additional rent to be paid by third party tenants to the extent that Bank of America does vacate such space, we believe will provide sufficient cash flow to refinance and amortize the remaining $50.0 million in debt.

Commitments and Contingencies

The following table outlines the timing of payment requirements related to our commitments as of June 30, 2003:

Maturities due by Period

	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Mortgage notes payable—fixed-rate	$23,586	$55,005	$114,168	$237,418	$430,177
Bridge note payable—variable-rate	400,000	—	—	—	400,000
Operating leases	1,591	2,707	2,470	8,065	14,833

	$425,177	$57,712	$116,638	$245,483	$845,010

We intend to refinance our mortgage notes payable as they become due or repay them if they relate to properties being sold.

The following table illustrates the amount of our obligations to purchase properties under our three transaction structures as of June 30, 2003:

Commitments by Acquisition Structure

Acquisition Structure	Number of Buildings	Rentable Square Feet	Projected Purchase Price
			(in thousands)
Sale leaseback transactions	129	635,868	$114,092
Formulated price contracts	32	222,827	21,278
Specifically tailored transactions	2	291,152	52,093

Total	163	1,149,847	$187,463

Under our conditional commitment from German American Capital Corporation for permanent financing of up to $440 million, we would be required to pay a bridge loan fee, equal to 1.50% of the permanent loan amount, if we refinance our $400.0 million bridge loan with another lender.

Cash Distribution Policy

We will elect to be taxed as a REIT under the Internal Revenue Code commencing as of our taxable year ended December 31, 2002. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our ordinary taxable income to our shareholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute (in accordance with the Internal Revenue Code and applicable regulations) to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder.

It is our intention to pay to our shareholders, within the time periods prescribed by the Internal Revenue Code, all or substantially all of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of securities. We will continue our policy of making sufficient cash distributions to shareholders in order for us to maintain our REIT status under the Internal Revenue Code and to avoid corporate income and excise tax on undistributed income.

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g. credit and warehouse facilities) or to finance acquisitions pending placement of permanent financing (e.g. warehouse facility and bridge loans). To meet in part our short and long term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our credit and warehouse facilities as well as our bridge loans bear interest at variable rates. Our long-term debt, which consists of secured financings, typically bears interest at fixed rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of June 30, 2003, our debt included fixed-rate mortgages with a carrying value of $430.2 million and a fair value of approximately $440.1 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $23.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $19.9 million.

As of June 30, 2003, our debt included variable rate bridge loans of approximately $400 million. The sensitivity analysis related to our variable rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our bridge notes would increase or decrease our interest expense by $4.0 million annually.

These amounts were determined by considering the impact of hypothetical interest rates on our borrowing cost, and, assumes no changes in our capital structure.

As the information presented above includes only those exposures that exist as of June 30, 2003, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result,  the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest rates.

Item 4.	Controls And Procedures

(a)	Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER FINANCIAL INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

On June 24, 2003, the Securities and Exchange Commission declared effective the Registrant’s Registration Statement on Form S-11 (File No. 333-103499) filed under the Securities Act of 1933, and its registration statement on Form 8-A, filed under the Securities Exchange Act of 1934 (File No. 0001-31678), for an initial public offering (the “IPO”) of its common shares of beneficial interest. On June 30, 2003, the Registrant completed its IPO and sold 55,750,000 of its common shares at a price of $12.50 per share. In addition, a selling shareholder sold 200,000 of the Registrant’s common shares in the IPO at a price of $12.50 per share. The underwriters in the IPO were Banc of America Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Deutsche Bank Securities Inc., UBS Securities LLC, Wachovia Securities, LLC, Legg Mason Wood Walker, Incorporated and Raymond James & Associates, Inc. (collectively, the “Underwriters”).

On June 26, 2003, the Underwriters notified the Registrant of their exercise of their option, granted under the terms of the Underwriting Agreement entered into with the Registrant in connection with the IPO, to purchase from the Registrant 8,392,500 additional common shares of beneficial interest, solely to cover overallotments. This transaction was also completed on June 30, 2003.

The net proceeds from the IPO were approximately $741.5 million, after $60.3 million of offering expenses were paid by the Registrant. The Registrant used approximately $374.4 million of the net proceeds of the IPO to fund the acquisition of the Bank of America, N.A. portfolio acquired on June 30, 2003, and will use remaining proceeds to fund additional real estate acquisitions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	First Amendment to Amended and Restated Agreement of Sale and Purchase, dated May 16, 2003, by and between Bank of America, N.A. and First States Group, L.P. (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.2	Second Amendment to Amended and Restated Agreement of Sale and Purchase, dated June 25, 2003, by and between Bank of America, N.A. and First States Group, L.P. (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.3	Third Amendment to Amended and Restated Agreement of Sale and Purchase, dated June 30, 2003, by and between Bank of America, N.A. and First States Group, L.P. (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.4	Master Lease Agreement, dated June 30, 2003, by and between First States Investors 5000A, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.5	Loan and Security Agreement, dated as of June 30, 2003, by and between First States Investors 5000A, LLC and German American Capital Corporation (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.6	Note, dated as of June 30, 2003, by First States Investors 5000A, LLC, in favor of German American Capital Corporation, in the principal amount of $400,000,000 (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

(b) Reports on Form 8-K

We filed a Form 8-K dated June 26, 2003 that included information reported under Items 5 and 7 relating to our initial public offering of common shares completed on June 30, 2003 and the related underwriting agreement entered into on June 24, 2003.

We filed a Form 8-K dated July 11, 2003 that included information reported under Items 2 and 7 relating to our acquisition of properties from Bank of America, N.A. completed on June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date:	August 12, 2003	/S/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch President and Chief Executive Officer

/S/ WILLIAM P. CIORLETTI
William P. Ciorletti Senior Vice President – Finance and Chief Financial Officer

EXHIBIT	INDEX

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Agreement of Sale and Purchase, dated May 16, 2003, by and between Bank of America, N.A. and First States Group, L.P. (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.2	Second Amendment to Amended and Restated Agreement of Sale and Purchase, dated June 25, 2003, by and between Bank of America, N.A. and First States Group, L.P. (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.3	Third Amendment to Amended and Restated Agreement of Sale and Purchase, dated June 30, 2003, by and between Bank of America, N.A. and First States Group, L.P. (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.4	Master Lease Agreement, dated June 30, 2003, by and between First States Investors 5000A, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.5	Loan and Security Agreement, dated as of June 30, 2003, by and between First States Investors 5000A, LLC and German American Capital Corporation (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)

10.6	Note, dated as of June 30, 2003, by First States Investors 5000A, LLC, in favor of German American Capital Corporation, in the principal amount of $400,000,000 (incorporated by reference to Exhibit 10.7 filed with the Registrant’s Current Report on Form 10-K, as filed with the Commission on July 11, 2003)
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)