Form 10-Q/A
period 2003-06-30
AMERICAN FINANCIAL REALTY TRUST
filed 2003-08-15
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

On August 12, 2003, 107,806,508 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

Explanatory Note

This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 as filed on August 13, 2003, and is being field solely to reflect the number of outstanding common shares as of August 12, 2003 on the cover page to the Form 10-Q.

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