Form 10-Q
period 2003-09-30
AMERICAN FINANCIAL REALTY TRUST
filed 2003-11-14
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-31678

AMERICAN FINANCIAL REALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	02-0604479
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1725 The Fairway, Jenkintown, PA	19046
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (215) 887-2280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

On November 14, 2003, 108,025,508 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Real estate investments, at cost:
Land	$245,794	$30,079
Building and improvements	1,165,064	180,241
Equipment and fixtures	195,458	35,462
Leasehold interests	5,141	4,762

Total real estate investments, at cost	1,611,457	250,544
Less accumulated depreciation	(41,668)	(15,217)

Real estate investments, net	1,569,789	235,327
Cash and cash equivalents	184,053	60,842
Restricted cash	26,572	14,010
Marketable investments and accrued interest	85,088	144,326
Available for sale residential mortgage-backed securities pledged as collateral for reverse repurchase agreements	—	1,116,119
Accrued interest and principal on residential mortgage-backed securities	—	19,070
Accounts and other receivables	6,800	665
Accrued rental income	5,871	4,003
Prepaid expenses and other assets	13,410	4,396
Notes receivable	393	693
Assets held for sale	23,441	1,757
Intangible assets, net of accumulated amortization of $3,939 and $90	141,802	2,413
Deferred costs, net of accumulated amortization of $1,853 and $333	18,336	1,544

Total assets	$2,075,555	$1,605,165

Liabilities and Shareholders’ Equity
Mortgage notes payable	$467,689	$149,886
Bridge note payable	400,000	—
Reverse repurchase agreements	—	1,053,529

Total debt	867,689	1,203,415
Fair value of derivative instruments	13,666	6,192
Accounts payable	3,752	2,533
Accrued expenses and other liabilities	27,424	5,776
Dividends payable	28,272	10,330
Value of assumed lease obligations, net of accumulated amortization of $1,080 and $68	51,780	1,268
Deferred revenue	31,917	1,870
Tenant security deposits	894	606

Total liabilities	1,025,394	1,231,990
Minority interest	38,525	36,513
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $.001 per share, no shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common shares, 500,000,000 shares authorized at $.001 per share, 108,025,508 and 42,498,008 issued and outstanding at September 30, 2003 and December 31, 2002	108	42
Capital contributed in excess of par	1,101,855	343,389
Deferred compensation	(17,532)	(1,885)
Accumulated deficit	(57,946)	(406)
Accumulated other comprehensive loss	(14,849)	(4,478)

Total shareholders’ equity	1,011,636	336,662

Total liabilities and shareholders’ equity	$2,075,555	$1,605,165

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

For the Three Month Period Ended September 30, 2003, the Period from September 10, 2002 to September 30, 2002 and the

Period from July 1, 2002 to September 9, 2002 and the Nine Month Period Ended September 30, 2003, the Period from

September 10, 2002 to September 30, 2002 and the Period from January 1, 2002 to September 9, 2002

(In thousands, except per share data)

	Three-Month Period Ended September 30, 2003	Period from September 10, 2002 to September 30, 2002	Predecessor	Nine-Month Period Ended September 30, 2003	Period from September 10 2002 to September 30, 2002	Predecessor
			Period from July 1, 2002 to September 9, 2002			Period from January 1, 2002 to September 9, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Rental income	$33,499	$1,531	$5,100	$62,028	$1,531	$17,869
Operating expense reimbursements	13,341	434	1,323	18,336	434	5,577
Interest income	1,205	368	64	2,362	368	105
Other income	175	46	213	724	46	822

Total revenues	48,220	2,379	6,700	83,450	2,379	24,373

Expenses:
Property operating expenses	20,150	649	1,742	28,660	649	7,198
General and administrative	5,345	789	1,463	13,026	789	4,695
Interest expense on mortgages and other debt	9,401	632	2,667	19,748	632	9,745
Depreciation and amortization	15,132	441	1,704	30,050	441	5,822

Total expenses	50,028	2,511	7,576	91,484	2,511	27,460

Loss before net interest income on residential mortgage-backed securities, net loss on investments, minority interest and discontinued operations	(1,808)	(132)	(876)	(8,034)	(132)	(3,087)

Interest income from residential mortgage-backed securities, net of expenses	—	755	—	9,016	755	—
Interest expense on reverse repurchase agreements	—	(332)	—	(4,355)	(332)	—

Net interest income on residential mortgage-backed securities	—	423	—	4,661	423	—

Net loss on investments	—	(825)	—	(9,241)	(825)	—

Loss from continuing operations before minority interest	(1,808)	(534)	(876)	(12,614)	(534)	(3,087)
Minority interest	136	55	—	1,190	55	—

Loss from continuing operations	(1,672)	(479)	(876)	(11,424)	(479)	(3,087)

Discontinued operations:
Loss from operations, net of minority interest of $49 for the three-months ended September 30, 2003, $1 for the period from September 10, 2002 to September 30, 2002 and $74 for the nine-months ended September 30, 2003	(1,181)	(8)	(610)	(1,788)	(8)	(865)
Gains on disposals, net of minority interest of $149 for the three-months ended September 30, 2003, $4 for the period from September 10, 2002 to September 30, 2002 and $164 for the nine-months ended September 30, 2003; net of income taxes	3,571	38	1,804	3,927	38	9,609

Income from discontinued operations	2,390	30	1,194	2,139	30	8,744

Net income (loss)	$718	$(449)	$318	$(9,285)	$(449)	$5,657

Basic (loss) income per share:
From continuing operations	$(0.02)	$(0.01)		$(0.19)	$(0.01)
From discontinued operations	0.02	—		0.04	—

Total basic (loss) income per share	$—	$(0.01)		$(0.15)	$(0.01)

Diluted (loss) income per share
From continuing operations	$(0.02)	$(0.01)		$(0.19)	$(0.01)
From discontinued operations	0.02	—		0.03	—

Total diluted (loss) income per share	$—	$(0.01)		$(0.16)	$(0.01)

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Nine Month Period Ended September 30, 2003 and the

Period from September 10, 2002 to September 30, 2002 and the

Period from January 1, 2002 to September 9, 2002

(In thousands)

	Nine-Month Period Ended September 30, 2003	Period from September 10, 2002 to September 30 2002	Predecessor
			Period from January 1, 2002 to September 9, 2002
Cash flows from operating activities:	(unaudited)	(unaudited)
Net (loss) income	$(9,285)	$(449)	$5,657
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	27,181	381	5,831
Minority interest	(1,100)	55	—
Amortization of leasehold interests and intangible assets	3,185	54	190
Amortization of acquired leases to rental income	(143)	(2)	—
Amortization of deferred financing costs	1,489	2	550
Amortization of deferred compensation	1,715	41	—
Non-cash compensation charge	683	222	—
Impairment loss	1,061	—	109
Net gain on sales of properties	(5,055)	(42)	(9,609)
Loss on investments	9,241	825	—
Premium amortization on residential mortgage-backed securities	4,464	—	—
(Increase) decrease in operating assets:
Accounts and other receivables	(6,157)	(352)	(311)
Accrued rental income	(1,868)	(67)	(1,068)
Prepaid expenses and other assets	(8,435)	(2,007)	(107)
Accrued interest income on residential mortgage-backed securities	7,557	(1,285)	—
Increase (decrease) in operating liabilities:
Accounts payable	1,026	(1,835)	882
Accrued expenses and other liabilities	21,495	503	(847)
Deferred revenue and tenant security deposits	30,335	(655)	1,105

Net cash provided by (used in) operating activities	77,389	(4,611)	2,382

Cash flows from investing activities:
Sales (purchases) of residential mortgage-backed securities	939,619	(1,315,360)	—
Receipt of principal payments on residential mortgage-backed securities	172,622	—	—
Capital expenditures and leasehold acquisition costs	(2,424)	—	(1,228)
Payments for acquisitions of real estate investments	(1,180,294)	(31,414)	(797)
Proceeds from sales of real estate investments	19,423	474	14,674
Other investments	—	—	(3,033)
(Increase) decrease in restricted cash	(12,219)	(3,215)	5,788
Sales (purchases) of marketable investments, net	59,678	(147,254)	(2,991)

Net cash (used in) provided by investing activities	(3,595)	(1,496,769)	12,413

Cash flows from financing activities:
(Repayment) purchases of reverse repurchase agreements	(1,053,529)	1,250,758	—
Proceeds from share issuances, net	741,170	374,218	—
Dividends, distributions to operating partnership unitholders and distributions to owners	(34,459)	—	(3,902)
Repayment of mortgage notes and bridge notes payable	(814,816)	(4,554)	(20,934)
Proceeds from bridge note payable	674,963	—	—
Proceeds from mortgage notes payable	556,413	—	10,372
Proceeds from line of credit borrowings, net	—	3	30
Other long-term debt repayments	—	—	(323)
Contributions by limited partners	—	—	1,695
Payments for deferred financing costs	(20,325)	—	(114)

Net cash provided by (used in) financing activities	49,417	1,620,425	(13,176)

Increase in cash and cash equivalents	123,211	119,045	1,619
Cash and cash equivalents, beginning of period	60,842	—	1,597

Cash and cash equivalents, end of period	$184,053	$119,045	$3,216

Supplemental cash flow information:
Cash paid for interest	$15,655	$817	$8,181

Debt assumed in real estate acquisitions	$301,243	$150,553	$—

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share data and square feet data)

(1) Basis of Presentation

American Financial Realty Trust (AFR or the Company) is a newly organized, self-administered and self-managed real estate investment trust (REIT). AFR was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions in the United States.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership. As of September 30, 2003, the Company holds a 95.6% interest in the Operating Partnership.

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

AFREG acquired corporate-owned real estate assets, primarily bank branches and office buildings from financial institutions, and owned and managed such assets under long-term, triple net leases. The Company operates in one segment, focusing on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., and Wachovia Bank, N.A., or their respective affiliates, represented 56.1% and 11.3% of the Company’s total rental income for the three month period ended September 30, 2003, respectively and 45.9% and 22.0% for the nine month period ended September 30, 2003, respectively. Rental income from Wachovia Bank, N.A., or its affiliates for the periods from September 10, 2002 to September 30, 2002 and July 1, 2002 to September 9, 2002 was 41.0% and 40.0% of the Company’s total rental income, respectively, and 43.0% for the period from January 1, 2002 to September 9, 2002. No other tenant represented more than 10.0% of minimum rental income for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, however, that the disclosures are adequate to make the information presented not misleading. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include all accounts of the Company, and its majority-owned and/or controlled subsidiaries, which consist principally of the Operating Partnership. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, impairment of long-lived assets, allowance for doubtful accounts and deferred costs.

Certain amounts have been reclassified in the prior periods to conform to the current period presentation.

(2) Equity-Based Compensation

At September 30, 2003, the Company has a share-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based employee compensation cost for options is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based

Compensation,” to share-based employee compensation. The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

	For the three month period ended September 30, 2003	For the nine month period ended September 30, 2003	For the period from September 10, 2002 to September 30, 2002
Net income (loss)	$718	$(9,285)	$(449)
Add: Total share-based employee compensation expense included in net income (loss)	464	2,480	41
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(999)	(3,086)	(49)

Pro forma net income (loss)	$183	$(9,891)	$(457)

Basic income (loss) per share—as reported	$—	$(0.15)	$(0.01)
Basic income (loss) per share—pro forma	—	(0.15)	(0.01)
Diluted income (loss) per share—as reported	$—	$(0.16)	$(0.01)
Diluted income (loss) per share—pro forma	—	(0.16)	(0.01)

(3) Acquisitions

The following table presents information regarding the property acquisitions completed during the nine month period ended September 30, 2003:

Seller	Date of Acquisition	Number of Buildings		Rentable Square Feet	Purchase Price (1)(2)
Dana Commercial Credit	January 9, 2003	16	(3)	3,759,634	$335,222
Wachovia Bank	February 5, 2003	5		15,519	2,837
AmSouth Bank	February 12, 2003	1		2,817	268
Wachovia Bank	February 19, 2003	9		29,077	5,884
Bank of America	March 20, 2003	1		15,278	768
Pitney Bowes—Wachovia	March 31, 2003	87		1,072,295	144,926
Finova Capital—BB&T	April 15, 2003	10		250,808	21,085
Bank of America	May 1, 2003	5		39,797	1,762
Wachovia Bank	May 8, 2003	2		8,192	1,037
Wachovia Bank	June 6, 2003	4		21,587	1,083
Bank of America Portfolio	June 30, 2003	158		8,055,276	774,434
Wachovia	July 17, 2003	1		4,530	622
Wachovia	August 21, 2003	1		15,514	1,006
Wachovia	August 27, 203	1		46,600	2,806
Citigroup	August 28, 2003	21	(4)	120,627	9,323
Wachovia	August 29, 2003	12		74,922	4,437
Single Acquisitions (non-bank sellers)	August 2003	2		5,228	490
Pitney Bowes—Key Bank	September 16, 2003	31		153,950	36,444
Pitney Bowes—Bank of America	September 25, 2003	97		479,418	89,233
First Charter Bank	September 29, 2003	2		5,935	1,015
Wachovia	September 30, 2003	2		31,210	1,997
First States Wilmington, L.P.	September 30, 2003	1		263,058	49,106

Total 2003 Transactions		469		14,471,272	$1,485,785

(1)	Includes all acquisition costs and value of acquired intangible assets and liabilities.

(2)	Excludes other non-real estate assets acquired.

(3)	Includes 14 buildings and 2 parking facilities.

(4)	Includes the assumption of 14 leasehold interests.

A description of the terms of each significant acquisition follows:

Dana Commercial Credit Portfolio: In January 2003, the Company acquired 14 office buildings and 2 parking facilities, containing 3,760,000 net rentable square feet, from a wholly owned subsidiary of Dana Commercial Credit Corporation. Under the terms of the Company’s net lease with Bank of America, the Company will receive annual minimum rental payments of $40,388 from January 2003 through January 2010. From January 2011 through 2022, Bank of America is not

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

required to pay any base rental income (except for a $2,983 payment with respect to the month of January 2011). Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise required under this lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. During the 20 year lease term, the Company will recognize the fixed portion of the rental payments as rental income on a straightline basis without regard to the amount of space occupied and the Company will recognize additional rent as rental income in the period earned. Including the amortization of our assumed lease obligation, in order to recognize rental income from the assumed leases at a market rental rate, the Company will recognize minimum rental income of $17,224 annually.

In June 2003, Bank of America exercised its option to vacate appropriately 684,000 square feet in June 2004. Of this space, approximately 38.0% is occupied by other third party tenants as of September 30, 2003.

Wachovia Bank Formulated Price Contracts: In September 2002, the Company entered into a formulated price contract with Wachovia Bank, N.A. for the purchase of surplus bank branches in the bank’s entire retail banking territory. As of September 30, 2003, the Company has acquired 63 bank branches containing approximately 404,000 square feet under this contract.

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

Finova Capital—BB&T: On April 15, 2003, the Company acquired from Finova Capital Corporation, three office buildings and seven bank branches located in North Carolina consisting of approximately 251,000 rentable square feet. Each of these properties is leased to BB&T Corporation under a master lease, which expires on December 31, 2005. The lease may be renewed in whole but not in part at the option of the tenant for up to six additional terms of five years each.

Bank of America Specifically Tailored and Sale Leaseback Transaction: On June 30, 2003, the Company acquired from Bank of America, N.A., a portfolio of 27 large office buildings and 131 small office buildings containing approximately 8,055,000 rentable square feet. The Company currently expects that three of the properties will not be occupied by Bank of America, N.A. by June 30, 2004. These properties represent approximately 2.7% of the aggregate rentable square feet in the portfolio. Bank of America, N.A. has initially leased an aggregate of approximately 64.7% of the rentable square feet in this portfolio with an initial lease term of 20 years. Excluding the three unoccupied sites, the Bank of America, N.A. lease constitutes approximately 67.7% of the remaining rentable square feet for the initial 20 year lease term. Bank of America, N.A. has the option to renew this lease for up to six successive five year terms. In the case of a renewal, the rent will be the fair market rental value of the premises, as determined in accordance with the lease.

In addition to the portion of the premises subject to the 20 year lease, Bank of America, N.A. currently occupies approximately 847,000 rentable square feet that it may rent at a reduced rate for up to 12 months after the commencement of the lease. Bank of America, N.A. is required to notify the Company, within 12 months after the commencement of the 20 year lease, whether it intends to vacate this square footage or add it to the lease at the then-current fair market rate or at the rate established by the 20 year lease, depending on the length of the term selected. Approximately 10.1% of the rentable square feet in the portfolio is currently leased to third parties. Bank of America, N.A. will pay the Company approximately $44,000 in annual base rent under the 20 year lease for this portfolio, plus their portion of the operating expenses associated with the leased space, excluding the 847,000 rentable square feet that is occupied on a reduced basis.

Citigroup Formulated Price Contract: On August 28, 2003, the Company acquired 21 bank branches from Citigroup, including the assumption of 14 leasehold interests. These properties contain approximately 121,000 rentable square feet.

Pitney Bowes—Key Bank: On September 16, 2003, the Company acquired 31 bank branches from Pitney Bowes, which were previously acquired through a sale leaseback arrangement with Key Bank. The properties contain 154,000 rentable square feet. The average annual contractual rent under the lease through 2011 is $3,500.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

Pitney Bowes—Bank of America: On September 25, 2003, the Company acquired 97 bank branches containing approximately 479,000 square feet from Prefco III Limited Partnership. Bank of America, N.A. will lease 73 of the properties for 20 years on a triple-net lease basis. Among the other properties, 7 will be leased to Bank of America, N.A. for varying terms, 14 are subleased with leases expiring in December 2008 and the remaining 3 were acquired vacant.

First States Wilmington, L.P.: On September 30, 2003, pursuant to the exercise of a purchase option entered into in May 2002, the Company acquired all of the ownership interests of First States Wilmington JV, L.P. (FSW), the beneficial owner of Three Beaver Valley, a Class A office building containing approximately 263,000 square feet. The property, located in Wilmington, DE, is fully occupied and leased on a triple-net basis to American International Insurance Company (a wholly-owned subsidiary of American Insurance Group) and Wachovia Bank, N.A. Total consideration paid by the Company for the FSW interests was $51,766, of which $44,830 consisted of the assumption of variable rate debt. The remaining consideration consisted primarily of units of limited partnership in the Company’s Operating Partnership and cash. Prior to the acquisition, FSW was controlled by the Company’s Chief Executive Officer. Concurrent with this acquisition, the Company terminated the agreement with the existing property management company, wholly owned by the Company’s Chief Executive Officer. The obligation resulting from this termination was approximately $150,000.

The Company is recognizing rental income from these various transactions on a straight line basis over the respective lease term. Furthermore, the Company is amortizing to rental revenue the value of assumed lease obligations over the term of the respective leases.

The Company has allocated the purchase price of properties to net tangible and identified intangible assets acquired based on preliminary estimates of their fair values. The Company is currently obtaining appraisal reports on certain properties and as a result the purchase price allocation may change.

A portion of the purchase price of the Company’s 2003 acquisitions was allocated to intangible assets, including assumed lease assets of $21,255, in-place leases of $40,973, customer relationships of $77,943 and assumed lease obligations of $49,613.

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

Leasehold interest assets and liabilities are recorded based on the present value of the difference between (i) management’s estimate of the sublease income expected to be earned over the non-cancelable lease term based on contractual or probable rental amounts and (ii) contractual amounts due under the corresponding operating leases assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straightline basis over the remaining or estimated lease term.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from five to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(Dollars in thousands, except share, per share and square feet data)

building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

	For the Three Month Period Ended September 30, 2003	For the Period from September 10, 2002 to September 30, 2002	Predecessor	For the Nine Month Period Ended September 30, 2003	For the Period from September 10, 2002 to September 30, 2002	Predecessor
			For the Period from July 1, 2002 to September 9, 2002			For the Period from January 1, 2002 to September 9, 2002
Pro forma revenues	$51,978	$12,972	$42,430	$166,013	$12,972	$151,095
Pro forma income (loss) from continuing operations	(2,132)	(123)	(114)	(9,058)	(123)	(372)
Pro forma income (loss) from discontinued operations	2,390	30	1,194	2,139	30	8,744

Pro forma net income (loss)	$258	$(93)	$1,080	$(6,919)	$(93)	$8,372

Basic pro forma earnings (loss) per share:
From continuing operations	$(0.02)	$—		$(0.14)	$—
From discontinued operations	0.02	—		0.03	—

Basic pro forma net income (loss) per share	$—	$—		$(0.11)	$—

Diluted pro forma earnings (loss) per share:
From continuing operations	$(0.02)	$(0.01)		$(0.15)	$(0.01)
From discontinued operations	0.02	—		0.04	—

Diluted pro forma net income (loss) per share	$—	$(0.01)		$(0.11)	$(0.01)

(4) Residential Mortgage-Backed Securities

The Company invested in residential mortgage-backed securities during the nine months ended September 30, 2003. The Company’s investments were financed by entering into reverse repurchase agreements to leverage the overall return on capital invested in the portfolio. On May 21, 2003, the Company’s Board of Trustees approved the sale of these securities, the repayment of all borrowings under reverse repurchase agreements, and the termination of a related hedging arrangement. The net effect of selling this portfolio was a loss of $9,241 for the nine months ended September 30, 2003. At September 30, 2003, the Company held no residential mortgage-backed securities in a leveraged portfolio.

(5) Derivative Instruments

In February 2003, the Company entered into treasury lock agreements with an aggregate notional amount of $280,000. These derivatives were designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the expected refinancing of $280,000 in bridge loans. The Company incurred a loss of $2,000 in the second quarter of 2003 when these treasury lock agreements were terminated in connection with the related refinancings. This amount is recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the term of the new debt instruments.

In September 2003, the Company entered into an interest rate swap agreement with an aggregate notional amount of $328,000. This derivative was designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the expected refinancing of a $400,000 bridge note payable with a $440,000 mortgage note payable. In October 2003, the Company completed this refinancing and incurred a loss of $12,895 when this interest swap agreement was terminated. This loss is recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the term of the new debt instrument.

In connection with the acquisition of FSW, the Company assumed the variable rate mortgage debt associated with the underlying property. In addition, the Company assumed an interest rate cap agreement, that was entered into before the Company acquired FSW, with a notional amount of $39,800. The interest cap agreement caps the LIBOR rate on the mortgage note payable at 5.65% through maturity in November 2004.

During the three and nine months ended September 30, 2003, the Company has reclassified approximately $62 and $80 from accumulated other comprehensive loss to interest expense, respectively. No such interest expense was incurred during 2002.

Over the next 12 months, the Company expects to reclassify $1,395 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

(6) Indebtedness

(a) Mortgage Notes Payable

The following is a summary of mortgage notes payable as of September 30, 2003:

Mortgage notes payable, secured by 64 office and bank branch properties; monthly payments of principal and interest with fixed interest rates ranging from 4.1% to 5.5%; maturing from 2010 to 2023	$79,309

Mortgage notes payable, secured by an office building divided into two condominium units; monthly payments of principal and interest with fixed rate of 8.43% (effective fixed interest rates ranging from 7.57% to 7.79%) through the anticipated maturity dates of October 2010 for Unit I and October 2007 for Unit II; after the anticipated maturity dates, 2% or 5% will be added to the interest rate if the loans remain outstanding:

Unit I, excluding unamortized debt premium of $1,318 at September 30, 2003	35,805
Unit II, excluding unamortized debt premium of $1,671 at September 30, 2003	51,950
Mortgage notes payable, secured by 36 office and bank branch properties; monthly payments of principal and interest at a fixed rate ranging from 6.24% to 8.75% (effective fixed interest rates ranging from 6.08% to 7.84%) and one mortgage note payable with an interest rate equal to LIBOR plus 2.35%; maturing from 2006 through 2024, excluding unamortized debt premium of $1,127 at September 30, 2003	51,679
Mortgage note payable, secured by an office property; interest payments of LIBOR (1.12% at September 30, 2003) plus 3.60% are due monthly with the principal balance due at maturity in November 2004	39,800
Mezzanine mortgage note payable, secured by an office property; interest payments of 12.5% are due monthly with the principal balance due at maturity in November 2004	5,030
Mortgage notes payable, secured by 14 office properties and 2 parking facilities; annual payments of principal and interest at an effective fixed interest rate of 4.22% maturing in 2011	200,000

Total mortgage notes payable	463,573
Unamortized debt premium	4,116

$467,689

Certain of the mortgage notes payable contain financial and nonfinancial covenants customarily found in mortgage notes of this type, as well as a requirement that certain individual properties maintain a debt service coverage ratio, as defined, of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. As of September 30, 2003, the Company is in compliance with all such covenants.

(b) Bridge note payable

On June 30, 2003, the Company closed a $400,000 bridge loan with an affiliate of Deutsche Bank to finance a portion of the Company’s acquisition of the Bank of America specifically tailored and sale leaseback transaction properties. The bridge loan bore interest at the rate of 30-day LIBOR (1.12% at September 30, 2003) plus 1.50% and required interest-only payments through the maturity date of December 31, 2003. The bridge loan was eligible to be repaid at any time by the Company with written notice to the lender without penalty or fee, except that a non-refundable exit fee equal to 1.5% of the principal being repaid was required to be paid on any portion of the bridge loan refinanced with a lender that is not an affiliate of Deutsche Bank. The bridge loan was secured by a first lien mortgage and an assignment of rents and leases on certain properties acquired in the Bank of America specifically tailored and sale leaseback transactions.

On October 1, 2003, the Company refinanced the bridge loan with an affiliate of Deutsche Bank in the amount of $440,000. The note payable bears interest at the variable rate under the bridge note through November 30, 2003 and then changes to an effective interest rate of 5.78%, including the amortization of the corresponding interest rate swap agreement that was terminated in connection with this refinancing. The loan matures on December 31, 2013 and has a balloon payment due of $369,910. Interest only payments will be made during the initial 20 months of the term.

(c) Credit facilities

On April 30, 2003, the Company obtained a $100,000 credit facility from a syndicate of lenders. The credit facility matures on

April 30, 2006 and bears interest at either (a) the Federal Funds Rate plus .55% or (b) LIBOR plus 1.25%. The credit facility is secured by 100% of the membership interest in a special purpose entity that is the borrower under the credit facility, as well as, when applicable, an assignment of leases and rents that would only be recorded in the event of default. Borrowings under the facility are

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

collateralized by monthly base rental payments from bond net leases for tenants with credit ratings of A- or better. As of September 30, 2003, no borrowings were outstanding under the credit facility. This credit facility was terminated in October 2003.

On July 18, 2003, the Company completed financing with Deutsche Bank Securities Inc., on behalf of Deutsche Bank AG, Cayman Islands Branch, for a $300,000 warehouse facility. Borrowings under this facility will be extended in a series of advances, each of which will be used to acquire a specific property. Borrowings under this facility may be used only to acquire properties that may be financed on a long-term basis through credit-tenant lease or conduit commercial mortgage-backed securities financing. Advances under this facility will be made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of those properties. This facility has a term of three years and bears interest at an annual rate of LIBOR plus either (x) with respect to conduit properties, 1.75%, or (y) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being purchased with the proceeds of the specific advance. The Company paid a fee of 1.25% of the total availability in connection with this facility. The Company has not requested any advances under this warehouse facility to date.

(7) Shareholders’ Equity

On September 17, 2003, the Company declared a distribution of $0.25 per Common Share, totaling $27,037, which was paid on October 15, 2003 to shareholders of record as of September 30, 2003. In addition, the Operating Partnership simultaneously paid a distribution of $0.25 per operating partnership unit, totaling $1,235.

On June 30, 2003, the Company completed its initial public offering through the issuance of 64,142,500 common shares of beneficial interest. The Company received net proceeds of $741,170, after $60,611 of offering expenses including underwriters’ discounts and commissions.

On May 21, 2003, for the quarter ended June 30, 2003, the Company declared a distribution of $0.25 per Common Share, totaling $10,947, which was paid on July 18, 2003 to shareholders of record as of June 10, 2003. In addition, the Operating Partnership simultaneously paid a distribution of $0.25 per operating partnership unit, totaling $1,114.

On March 21, 2003, for the quarter ended March 31, 2003, the Company declared a distribution of $0.25 per Common Share, totaling $10,947, which was paid on April 17, 2003 to shareholders of record as of March 31, 2003. In addition, the Operating Partnership simultaneously paid a distribution of $0.25 per operating partnership unit, totaling $1,114.

In May 2003, the Company’s Board of Trustees approved the 2003 Outperformance Plan. The Plan is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the Plan will consist of annual cash awards and a three year restricted share award. Award amounts determined under the Plan represent a percentage of the value created for shareholders in excess of established performance thresholds. The Plan is a three year plan with an effective date of January 1, 2003. The aggregate amount of the award will be determined at the end of the three year term on January 1, 2006. The restricted share portion of the reward will vest in three equal annual installments beginning on the later of January 1, 2005 or the second anniversary of the commencement of employment. The Company measures and records compensation expense over the service period in accordance with the provisions of Accounting Principles Board Opinion No. 25 and FASB Interpretation No. 28 based upon an interim estimate of the reward. During the three and nine month periods ended September 30, 2003, the Company accrued approximately $(900) and $766 of compensation expense relating to this Plan. This amount is included in general and administrative expenses in the accompanying consolidated statement of operations.

The Compensation and Human Resources Committee (the Committee) awarded 210,000 restricted shares under the 2002 Equity Incentive Plan on September 10, 2002. On July 1, 2003, the Committee awarded 1,290,000 restricted shares to executive officers. Of this amount, 1,141,000 of these restricted shares were issued on such date. The remaining 149,000 restricted shares will be issued effective as of January 1, 2004. In addition, 219,000 restricted shares were awarded to our Board of Trustees and an executive officer on September 29, 2003.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

(8) Transactions with Related Parties

The Company provides management and other services to entities affiliated with the Chief Executive Officer. Total revenue received by the Company from these affiliated entities was approximately $33 for the three-month period ended September 30, 2003, and $14 and $158 for the periods from September 10, 2002 to September 30, 2002 and July 1, 2002 to September 9, 2002, respectively. Total revenue received by the Company from these affiliated entities was approximately $104 for the nine-month period ended September 30, 2003, and $713 for the period from January 1, 2002 to September 9, 2002. Such amounts are included in other income in the accompanying consolidated and combined statements of operations. The Company currently provides property and asset management services for four bank branches, all of which are owned by certain executive officers and trustees and other entities affiliated with them. During the period from January 1, 2002 to September 9, 2002, the Company sold two bank branches to affiliates of the Chief Executive Officer for an aggregate price of $2,979. A net gain of $2,342 was recognized on the sale of these properties.

As of September 30, 2003, accounts receivable included approximately $147 for amounts due from related parties. As of September 30, 2003, accounts payable included approximately $56 for amounts due to related parties.

In addition, the Company leases space in two office buildings from real estate partnerships controlled by related parties. Total rent payments under these office leases were approximately $28 for the three-month period ended September 30, 2003, and $5 and $18 for the periods from September 10, 2002 to September 30, 2002 and July 1, 2002 to September 9, 2002, respectively. Total rent payments under these office leases were approximately $83 for the nine-month period ended September 30, 2003, and $66 for the period from January 1, 2002 to September 9, 2002. One lease expires in July 2009 and has aggregate annual rent of $66 and the other lease has an aggregate annual rent of $45, and expires in 2008. Both leases are subject to annual rent increases of the greater of 3.0% or the Consumer Price Index. All of these amounts are included in general and administrative expenses in the accompanying consolidated and combined statements of operations.

An officer of the Company owns a one-third interest in a leasing company that provided leasing services with respect to certain properties. Leasing commissions charged to expense related to these services were approximately $65 for the three-month period ended September 30, 2003, and $10 and $49 for the periods from September 10, 2002 to September 30, 2002 and July 1, 2002 to September 9, 2002, respectively. Leasing commissions charged to expense related to these services were $193 for the nine-month period ended September 30, 2003, and $188 for the period from January 1, 2002 to September 9, 2002.

A member of the Company’s Board of Trustees is Head of Investment Banking at Friedman Billings Ramsey & Co., Inc. (FBR). FBR served as placement agent in connection with the Company’s September 2002 private placement and served as co-manager of the Company’s June 2003 initial public offering of common shares. The Company and FBR entered into an Intellectual Property Contribution and Unit Purchase Agreement as of May 24, 2002 pursuant to which FBR contributed certain intellectual property and other in-kind capital in exchange for the issuance of 750,000 Operating Partnership units. FBR Investment Management, Inc., an affiliate of FBR, received investment advisory fees based on the month-end balance invested in the residential mortgage-backed securities investment account. Total fees paid for such services during the three and nine month periods ended September 30, 2003 were $0 and $442, respectively. Total fees paid for such services during the period from September 10, 2002 to September 30, 2003 were $63. Under the terms of an engagement letter, FBR will provide customary investment banking and financial advisory services for a one year period following the completion of an initial public offering.

(9) Discontinued Operations and Assets Held for Sale

During the three- and nine-month periods ended September 30, 2003, the Company sold 19 and 25 properties, respectively, in separate transactions for net sales proceeds of $17,333 and $19,423, respectively. The sales transactions resulted in a net after-tax gain, before minority interest, of approximately $3,720 and $4,091, respectively. An income tax provision of $964 was recorded for properties sold through our taxable REIT subsidiary.

For the periods from September 10, 2002 to September 30, 2002 and July 1, 2002 to September 9, 2002, the Company sold 1 and 6 bank branches properties in separate transactions for net sales proceeds of $474 and $3,481, respectively. The sales transactions resulted in a net gain before minority interest of $42 and $1,804, respectively. For the period from January 1, 2002 to September 9, 2002, the Company sold 23 bank branches properties in separate transactions for net sales proceeds of $14,674. The sales transactions resulted in a net gain of $9,609.

In accordance with the provisions of SFAS No. 144, the Company has classified 20 properties as held for sale as of September 30, 2003. Operating results of the properties held for sale as of September 30, 2003 and the properties sold during the three- and nine

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

month periods ended September 30, 2003 and the periods from September 10, 2002 to September 30, 2002, July 1, 2002 to September 9, 2002, and January 1, 2002 to September 9, 2002 are included in discontinued operations for all periods presented.

September 30, 2003
Assets held for sale:
Real estate investments, at cost:
Land	$3,518
Building	17,034
Equipment and fixtures	2,849
Tenant improvements	44

Total real estate investments, at cost	23,445
Less accumulated depreciation	(207)

23,238
Intangible assets, at cost	203

Total assets held for sale	$23,441

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

	Three-Month Period Ended September 30, 2003	Period from September 10, 2002 to September 30, 2002	Predecessor	Nine-Month Period Ended September 30, 2003	Period from September 10, 2002 to September 30, 2002	Predecessor
			Period from July 1, 2002 to September 9, 2002			Period from January 1, 2002 to September 9, 2002
Operating Results:
Revenues	$467	$—	$—	$748	$—	$—
Operating expenses	606	2	551	789	2	312
Impairment loss	956	—	—	1,498	—	109
Interest expense	—	—	28	7	—	245
Depreciation	135	7	31	316	7	199

Loss from operations before minority interest	(1,230)	(9)	(610)	(1,862)	(9)	(865)
Minority interest	49	1	—	74	1	—

Loss from operations, net	(1,181)	(8)	(610)	(1,788)	(8)	(865)

Gain on disposals, net of income taxes	3,720	42	1,804	4,091	42	9,609
Minority interest	(149)	(4)	—	(164)	(4)	—

Gain on disposals, net	3,571	38	1,804	3,927	38	9,609

Income (loss) from discontinued operations	$2,390	$30	$1,194	$2,139	$30	$8,744

Discontinued operations have not been segregated in the consolidated and combined statements of cash flows. Therefore, amounts for certain captions will not agree with the respective consolidated and combined statements of operations.

(10) Earnings Per Share (EPS)

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the three and nine month periods ended September 30, 2003, and period from September 9, 2002 to September 30, 2002. No common shares were issued by the Predecessor prior to September 10, 2002:

	For the three month period ended September 30, 2003		For the nine month period ended September 30, 2003		For the period from September 10, 2002 to September 30, 2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss from continuing operations	$(1,672)	$(1,672)	$(11,424)	$(11,424)	$(479)	$(479)
Add: Minority interest in Operating Partnership	—	(75)	—	(1,102)	—	(55)
Less: Dividends on unvested restricted share awards	(498)	(498)	(498)	(498)	—	—

Loss from continuing operations	$(2,170)	$(2,245)	$(11,922)	$(13,024)	$(479)	$(534)

Income from discontinued operations	$2,390	$2,390	$2,139	$2,139	30	30
Add: Minority interest in Operating Partnership	—	100	—	90	—	3

Income from discontinued operations	$2,390	$2,490	$2,139	$2,229	$30	$33

Weighted average number of common shares outstanding	106,471,486	106,471,486	64,153,200	64,153,200	41,786,208	41,786,208
Operating partnership units	—	4,461,215	—	4,457,735	—	4,455,966

Total weighted average shares outstanding	106,471,486	110,932,701	64,153,200	68,610,935	41,786,208	46,242,174

Loss per share from continuing operations	$(0.02)	$(0.02)	$(0.19)	$(0.19)	$(0.01)	$(0.01)

Earnings per share from discontinued operations	$0.02	$0.02	$0.04	$0.03	$—	$—

Diluted earnings per share assumes the conversion of all Operating Partnership units into an equivalent number of common shares. Share options and restricted shares, computed under the treasury stock method, aggregating 1,262,355, 1,415,457 and 2,042 were excluded from the earnings per share computations as their effect would have been antidilutive for the three and nine months ended September 30, 2003 and period from September 10, 2002 to September 30, 2002, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2003 (unaudited)

(In thousands, except share, per share and square feet data)

(11) Comprehensive Loss

Comprehensive loss represents net loss plus the results of certain non-shareholders’ equity changes not reflected in the consolidated statements of operations. The components of comprehensive loss, are as follows:

	For the three month period ended September 30, 2003	For the nine month period ended September 30, 2003	For the period from September 10, 2002 to September 30, 2002
Net loss	$718	$(9,285)	$(449)
Comprehensive income (loss):
Reclassification adjustments for losses reclassified into operations	62	9,321	825
Unrealized loss on derivative instruments	(13,666)	(20,133)	(5,223)
Unrealized gain on available for sale securities	53	283	3,805
Minority interest allocation	542	421	24

Total comprehensive loss	$(12,291)	$(19,393)	$(1,018)

(12) Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees; including the Guarantees of Indebtedness of Others.” This interpretation requires that a liability must be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantor’s financial statements. The disclosure requirements of this interpretation are effective for fiscal years ending after December 31, 2002. As of September 30, 2003, the Company has not guaranteed any indebtedness of others.

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” requiring variable interest entities to be consolidated in the financial statements of the holder of the variable interest. The interpretation is effective immediately for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. As of September 30, 2003, the Company does not have any unconsolidated variable interest entities.

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

The following includes a number of forward-looking statements that include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. These forward-looking statements are subject to risks and uncertainties. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	completion of any of our acquisitions under contract;

•	our ability to identify and complete additional property acquisitions;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future dividends;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our products, operations and business.

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

As of September 30, 2003, our portfolio consisted of 373 bank branches and 219 office buildings, containing an aggregate of 16,552,000 rentable square feet.

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

Purchase Price Allocation

We allocate the purchase price of properties to net tangible and identified intangible assets and liabilities acquired based on their fair values.

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

The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. We utilize independent appraisals or management’s estimates to determine the respective property values. Management’s estimates of value are made using methods similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from 6 to 24 months. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, primarily ranging from 5 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

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

We have combined the operating results for the periods from September 10, 2002 to September 30, 2002 and July 1, 2002 to September 9, 2002 as well as the periods from September 10, 2002 to September 30, 2002 and January 1, 2002 to September 9, 2002 as we believe this comparison is more meaningful (amounts are in thousands):

	Combined Three Months Ended September 30, 2002 (1)	Period from September 10, 2002 to September 30, 2002	Predecessor	Combined Nine Months Ended September 30, 2002 (1)	Period from September 10, 2002 to September 30, 2002	Predecessor
			Period from July 1, 2002 to September 9, 2002			Period from January 1, 2002 to September 9, 2002
Revenues:
Rental income	$6,631	$1,531	$5,100	$19,400	$1,531	$17,869
Operating expense reimbursements	1,757	434	1,323	6,011	434	5,577
Interest income	432	368	64	473	368	105
Other income	259	46	213	868	46	822

Total revenues	9,079	2,379	6,700	26,752	2,379	24,373

Expenses:
Property operating expenses	2,391	649	1,742	7,847	649	7,198
General and administrative	2,252	789	1,463	5,484	789	4,695
Interest expense on mortgages and other debt	3,299	632	2,667	10,377	632	9,745
Depreciation and amortization	2,145	441	1,704	6,263	441	5,822

Total expenses	10,087	2,511	7,576	29,971	2,511	27,460

Loss before net interest income on residential mortgage-backed securities, loss on investments, minority interest and discontinued operations	(1,008)	(132)	(876)	(3,219)	(132)	(3,087)

Interest income from residential mortgage-backed securities, net of expenses	755	755	—	755	755	—
Interest expense on reverse repurchase agreements	(332)	(332)	—	(332)	(332)	—

Net interest income on residential mortgage-backed securities	423	423	—	423	423	—

Loss on investments	(825)	(825)	—	(825)	(825)	—

Loss from continuing operations before minority interest	(1,410)	(534)	(876)	(3,621)	(534)	(3,087)
Minority interest	55	55	—	55	55	—

Loss from continuing operations	(1,355)	(479)	(876)	(3,566)	(479)	(3,087)

Discontinued operations:
Loss from operations, net of minority interest of $1 for the period from September 10, 2002 to September 30, 2002	(618)	(8)	(610)	(873)	(8)	(865)
Gains on disposals, net of minority interest of $4 for the period from September 10, 2002 to September 30, 2002	1,842	38	1,804	9,647	38	9,609

Income from discontinued operations	1,224	30	1,194	8,774	30	8,744

Net (loss) income	$(131)	$(449)	$318	$5,208	$(449)	$5,657

(1)	These amounts represent the unaudited combined results of operations for the three- and nine-month periods ended September 30, 2002, which management believes makes the most useful comparison to the prior year information. The periods before and after September 10, 2002 are presented on a different basis of accounting. Accordingly, certain line items, such as rental income and depreciation and amortization expense, may not be comparable to the prior period.

Comparison of Three Months Ended September 30, 2003 and 2002

Revenues

Rental income increased approximately $26.9 million, or 405.2%, to approximately $33.5 million for the three month period ended September 30, 2003 from approximately $6.6 million in the comparable 2002 period. The increase was attributable to revenues received from the properties we acquired from Dana Commercial Credit Corp, Pitney Bowes (Wachovia portfolio), Finova Capital, Bank of America N.A., with the proceeds of our September 2002 private placement, the Bank of America portfolio acquired with the proceeds of our IPO in June, 2003, and properties acquired under our formulated price contracts.

Operating expense reimbursements increased approximately $11.6 million, or 659.3%, to approximately $13.3 million for the three month period ended September 30, 2003 from approximately $1.7 million in the comparable 2002 period. This increase was due to operating expense reimbursements for properties we acquired from Bank of America, N.A. in December 2002, and June 2003.

Interest income from investments (other than investments in our residential mortgage-backed securities portfolio) increased approximately $773,000, or 178.9% to approximately $1.2 million for the three month period ended September 30, 2003 from approximately $432,000 in the comparable 2002 period. This increase was due to interest income generated on investments made with the proceeds of our June 2003 initial public offering.

Other income decreased approximately $84,000, or 32.4%, to approximately $175,000 for the three month period ended September 30, 2003 from approximately $259,000 in the comparable 2002 period. The decrease was attributable to a reduction in accounting and support services fees previously charged by our predecessor entities and was partially offset by tenant lease termination fees received in the current period.

Expenses

Total expenses increased approximately $39.9 million, or 396.0%, to approximately $50.0 million for the three month period ended September 30, 2003 from approximately $10.1 million in the comparable 2002 period.

Property operating expenses increased approximately $17.8 million, or 742.7%, to approximately $20.2 million for the three month period ended September 30, 2003 from approximately $2.4 million in the comparable 2002 period. This increase was due to expenses associated with the office properties we acquired from Bank of America, N.A in December 2002 and June 2003, and properties acquired under our formulated price contracts.

General and administrative expenses increased approximately $3.1 million, or 137.3%, to approximately $5.4 million for the three month period ended September 30, 2003 from approximately $2.3 million in the comparable 2002 period. Of this increase, approximately $1.3 million relates to additional compensation, $1.4 million for the amortization of restricted shares that were awarded to management and our Board of Trustees following our initial public offering in June 2003, $600,000 for additional trustees and officer’s insurance premiums, and $700,000 for professional fees. These increases were partially offset by a reduction in the OPP plan accrual of $900,000 in the three month period ended September 30, 2003.

Interest expense on mortgages and other debt increased approximately $6.1 million, or 185.0%, to approximately $9.4 million for the three month period ended September 30, 2003 from approximately $3.3 million in the comparable 2002 period. This increase is the result of borrowings used to finance the acquisition of properties from Dana Commercial Credit Corporation, Pitney Bowes (Wachovia portfolio) and the Bank of America portfolio acquired on June 30, 2003. This increase was partially offset by a reduction in interest expense due to the fair value adjustment of mortgage notes payable made in connection with our acquisition of the initial properties in the September 2002 formation transactions.

Depreciation and amortization expense increased approximately $13.0 million, or 605.5%, to approximately $15.1 million for the three month period ended September 30, 2003 from approximately $2.1 million in the comparable 2002 period. This increase was due to an increase in the cost basis of the properties we acquired in our formation transactions, to depreciation expense related to properties we acquired following our formation transactions and to amortization expense related to intangible assets recorded in connection with these property acquisitions.

Interest Income on Residential Mortgage-Backed Securities, net of expenses. Interest income from our residential mortgage-backed securities portfolio was approximately $755,000 for the three month period ended September 30, 2002. We did not invest in residential mortgage-backed securities in the three month period ended September 30, 2003. Interest income from our residential mortgage-backed securities portfolio is net of investment advisory expenses paid to FBR Investment Management, Inc., an affiliate of Friedman, Billings, Ramsey & Co., Inc., for services rendered in connection with this portfolio. A member of our board of trustees is head of investment banking at Friedman, Billings, Ramsey & Co., Inc.

Interest expense on reverse repurchase agreements was approximately $332,000 for the three-month period ended September 30, 2002 and represents interest expense on borrowings incurred in connection with our residential mortgage-backed securities portfolio. On May 21, 2003 our Board of Trustees approved the sale of our leveraged residential mortgage-backed securities portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance this portfolio and the termination of a related hedging agreement. All such transactions were completed during the second quarter of 2003. Accordingly there were no borrowings outstanding or interest expense incurred for the three month period ended September 30, 2003.

Unrealized and Realized Loss on Investments. Unrealized loss on sales of investments was approximately $825,000 for the three month period ended September 30, 2002 and represents a fair value adjustment to certain derivative contracts related to our leveraged mortgage-backed security portfolio. We did not have these investments during the three month period ended September 30, 2003.

Minority Interest. Minority interest income increased approximately $81,000 to approximately $136,000 for the three month period ended September 30, 2003 from approximately $55,000 in the comparable 2002 period and represents an allocation of net income to the other unitholders in our operating partnership, First States Group, L.P., and an allocation of net income from one of our properties to individuals who own an 11% limited partnership interest in the entity that owns that property. We did not have minority interest prior to our formation transactions on September 10, 2002.

Discontinued Operations—(loss) from operations. Loss from discontinued operations increased approximately $563,000, to approximately $1.2 million, net of minority interest of $49,000 for the three month period ended September 30, 2003, from a loss of approximately $618,000, net of minority interest of $1,000 in the comparable 2002 period. This increase was due to an impairment loss recorded on properties held for sale or sold as of September 30, 2003.

Net Gain on Sales of Properties. Net gain on sales of properties, including continuing and discontinued operations increased approximately $1.7 million to a net gain of approximately $3.6 million, net of minority interest of $149,000 and an income tax provision of $964,000 for properties sold through our taxable REIT subsidiary for the three month period ended September 30, 2003 from a net gain of approximately $1.9 million, net of minority interest of $4,000 in the comparable 2002 period. In the 2003 period, we sold 19 properties and in 2002, we sold 10 properties. As a result of our status as a REIT, we expect that property sales will be less frequent than in the past. Accordingly, gains from property sales may be lower than historical amounts, which may adversely impact our net income. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of individual properties acquired as part of a larger portfolio transaction that do not meet such criteria. Pursuant to that policy, we generally intend to commence our efforts to dispose of these properties within 30 days of acquisition and dispose of them within 12 months of acquisition. If we sell properties at a gain we may incur income taxes on those gains.

Comparison of Nine Months Ended September 30, 2003 and 2002

Revenues

Rental income increased approximately $42.6 million, or 219.7%, to approximately $62.0 million for the nine month period ended September 30, 2003 from approximately $19.4 million in the comparable 2002 period. The increase was attributable to revenues received from the properties we acquired from Dana Commercial Credit Corp, Pitney Bowes (Wachovia portfolio), Finova Capital, Bank of America N.A., with the proceeds of our September 2002 private placement, the Bank of America portfolio acquired with the proceeds of our IPO in June 2003, and properties acquired under our formulated price contracts.

Operating expense reimbursements increased approximately $12.3 million, or 205.0%, to approximately $18.3 million for the nine month period ended September 30, 2003 from approximately $6.0 million in the comparable 2002 period. This increase was due to operating expense reimbursements for properties we acquired from Bank of America, N.A. in December 2002, and June 2003.

Interest income from investments (other than investments in our residential mortgage-backed securities portfolio) increased approximately $1.9 million, or 399.4% to approximately $2.4 million for the nine month period ended September 30, 2003 from approximately $473,000 in the comparable 2002 period. This increase was due to interest income generated on investments made with the proceeds of our September 2002 private placement and our June 2003 initial public offering.

Other income decreased approximately $144,000 or 16.6%, to approximately $724,000 for the nine month period ended September 30, 2003 from approximately $868,000 in the comparable 2002 period. This decrease was attributable to a reduction in accounting and support services previously charged by our predecessor entities and a non-recurring brokerage commissions earned in the prior period.

Expenses

Total expenses increased approximately $61.5 million, or 205.2%, to approximately $91.5 million for the nine month period ended September 30, 2003 from approximately $30.0 million in the comparable 2002 period.

Property operating expenses increased approximately $20.8 million, or 265.2%, to approximately $28.7 million for the nine month period ended September 30, 2003 from approximately $7.9 million in the comparable 2002 period. This increase was due to expenses associated with the office properties we acquired from Bank of America, N.A in December 2002 and June 2003 and properties acquired under our formulated price contracts.

General and administrative expenses increased approximately $7.5 million, or 137.5%, to approximately $13.0 million for the nine month period ended September 30, 2003 from approximately $5.5 million in the comparable 2002 period. Of this increase, approximately $2.9 million relates to additional compensation expense, $1.7 million for the amortization of restricted shares that were awarded to management and our Board of Trustees following our private placement in September 2002 and our initial public offering in June 2003, approximately $800,000 related to management’s long term incentive plan or OPP, $800,000 for additional trustees’ and officers’ insurance premiums, $700,000 for professional fees and approximately $600,000 for additional marketing, travel and other expenses.

Interest expense on mortgages and other debt increased approximately $9.4 million, or 90.3%, to approximately $19.8 million for the nine month period ended September 30, 2003 from approximately $10.4 million in the comparable 2002 period. This increase is the result of borrowings used to finance the acquisition of properties from Dana Commercial Credit Corporation, Pitney Bowes (Wachovia portfolio), and the Bank of America portfolio acquired on June 30, 2003. This increase was partially offset by a reduction in interest expense in the current period due to the fair value adjustment of mortgage notes payable in connection with our acquisition of the initial properties in the formation transactions, and the repayment of a credit facility used by our Predecessor to acquire properties under formulated price contracts, and the elimination of interest expense relating to mortgages on properties owned by our Predecessor that were sold or not acquire by us in our formation transactions.

Depreciation and amortization expense increased approximately $23.8 million, or 379.8%, to approximately $30.1 million for the nine month period ended September 30, 2003 from approximately $6.3 million in the comparable 2002 period. This increase was primarily due to an increase in the cost basis of the properties we acquired in our formation transactions, to depreciation expense related to properties we acquired following our formation transactions and to amortization expense related to intangible assets recorded in connection with these property acquisitions.

Net Interest Income on Residential Mortgage-Backed Securities. Interest income from our residential mortgage-backed securities portfolio was approximately $9.0 million for the nine month period ended September 30, 2003 from approximately $755,000 in the comparable 2002 period. We did not invest in residential mortgage-backed securities prior to our formation transactions in September 2002. Interest income from our residential mortgage-backed securities portfolio is net of investment advisory expenses paid to FBR Investment Management, Inc., an affiliate of Friedman, Billings, Ramsey & Co., Inc., for services rendered in connection with this portfolio. A member of our Board of Trustees is head of investment banking at Friedman, Billings, Ramsey & Co., Inc.

Interest expense on reverse repurchase agreements was approximately $4.4 million for the nine month period ended September 30, 2003 from approximately $332,000 in the comparable 2002 period, and represents interest expense on borrowings incurred in connection with our residential mortgage-backed securities portfolio. We did not invest in residential mortgage-backed securities prior to our formation transactions in September 2002. On May 21, 2003 our Board of Trustees approved the sale of our leveraged residential mortgage-backed securities portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance this portfolio and the termination of a related hedging agreement. All such transactions were completed during the second quarter of 2003. This resulted in a loss of approximately $9.2 million for the nine months ended September 30, 2003.

Unrealized and Realized Loss on Investments. Realized loss on the sale of investments was approximately $9.2 million for the nine month period ended September 30, 2003 from an unrealized loss of approximately $825,000 for the comparable 2002 period. The $9.2 million in the nine month period ended September 30, 2003 represents losses on the sale of investments in our residential mortgage-backed securities portfolio of approximately $8.9 million, increased by a $390,000 realized loss on the sale of other marketable investments. The $825,000 in the nine month period ended September 30, 2002 represents an unrealized loss on certain derivative contracts related to our leveraged mortgage-backed security portfolio.

Minority Interest. Minority interest income increased approximately $1.1 million to approximately $1.2 million for the nine month period ended September 30, 2003 from approximately $55,000 in the comparable 2002 period and represents an allocation of net income to the other unitholders in our operating partnership, First States Group, L.P., and an allocation of net income from one of our properties to individuals who hold an 11% limited partnership interest in the entity that owns that property during the nine month period ended September 30, 2003. We did not have minority interest prior to our formation transactions on September 10, 2002.

Discontinued Operations—(loss) from operations. Loss from discontinued operations increased approximately $915,000, to approximately $1.8 million, net of minority interest of $74,000 for the nine month period ended September 30, 2003, from a loss of approximately $873,000, net of minority interest of $1,000 in the comparable 2002 period. This increase was due to an impairment loss recorded on properties held for sale or sold as of September 30, 2003.

Net Gain on Sales of Properties. Net gain on sales of properties decreased approximately $5.7 million to a net gain of approximately $3.9 million, net of minority interest of $164,000 and an income tax provision of approximately $964,000 for properties sold through our taxable REIT subsidiary, for the nine month period ended September 30, 2003 from a net gain of approximately $9.6 million, net of minority interest of $4,000 in the comparable 2002 period. In the 2003 period, we sold 25 properties and in 2002, we sold 23 properties. As a result of our status as a REIT, we expect that property sales will be less frequent than in the past. Accordingly, gains from property sales may be lower than historical amounts, which may adversely impact our net income. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of individual properties acquired as part of a larger portfolio transaction that do not meet such criteria. Pursuant to that policy, we generally intend to commence our efforts to dispose of these properties within 30 days of acquisition and dispose of them within 12 months of acquisition. If we sell properties at a gain we may incur income taxes on those gains.

Cash Flows

For the nine month period ended September 30, 2003

We have cash and cash equivalents totaling approximately $184.1 million and approximately $85.1 million in short-term investments at September 30, 2003. During the nine month period ended September 30, 2003, net cash provided from operating activities was approximately $77.4 million. The level of cash flows provided by operating activities is affected by timing of receipts of rent and payment of operating and interest expenses. In January 2003, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of the lease we assumed in connection with the acquisition of a 14 office building and 2 parking facility portfolio from a wholly owned subsidiary of Dana Commercial Credit Corporation.

Net cash used for investing activities was approximately $3.6 million, including (i) sales of residential mortgage-backed securities of approximately $939.6 million, (ii) receipt of principal payments on residential mortgage-backed securities of approximately $172.6 million, (iii) net sales of marketable investments of approximately $59.7 million, (iv) acquisitions of real estate investments, net of proceeds on sales of real estate investments of approximately $1,160.9 million, (v) capital expenditures of approximately $2.4 million, and (vi) an increase in restricted cash of approximately $12.2 million.

Net cash provided by financing activities of approximately $49.4 million included (i) repayments of reverse repurchase agreements of approximately $1,053.5 million, (ii) proceeds from share issuances of approximately $741.2 million, (iii) payment of dividends and distributions to operating partnership unitholders of approximately $34.5 million (iv) repayment of mortgage notes and bridge notes payable of approximately $814.8 million, (v) payment of financing costs of approximately $20.3 million, (vi) borrowings under bridge loans totaling $675.0 million, and (vii) borrowings under mortgage notes payable of approximately $556.4 million.

For the combined periods from January 1, 2002 to September 9, 2002 and September 10, 2002 to September 30, 2002

For the combined periods from January 1, 2002 to September 9, 2002 and September 10, 2002 to September 30, 2002, net cash used by operating activities was approximately $2.2 million. The level of cash flows provided by (used in) operating activities is affected by timing of receipts of rent and payment of operating and interest expenses.

Net cash used by investing activities of approximately $1,484.4 million including (i) proceeds of approximately $15.1 million from the sale of 24 properties during the period, (ii) capital expenditures of approximately $1.2 million, (iii) acquisitions of real estate investments of approximately $32.2 million, (iv) a decrease in restricted cash of approximately $2.6 million, (v) net purchases of marketable securities of approximately $150.2 million and (vi) purchases of residential mortgage-backed securities of approximately $1,315.4 million.

Net cash provided by financing activities was approximately $1,607.2 million, consisting of (i) purchases of reverse repurchase agreements of approximately $1,250.8 million, (ii) repayment of mortgage notes payable of approximately $25.5 million, (iii) payments for deferred financing costs of approximately $114,000, (iv) distributions to limited partners of approximately $3.9 million,  (v) proceeds from mortgage notes payable of approximately $10.4 million, (vi) proceeds from share issuances of approximately $374.2 million, and (vii) contributions by limited partners of approximately $1.7 million.

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

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income (loss):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(in thousands, except per share data)
Funds from operations:
Net income (loss)	$718	$(9,285)
Minority interest in operating partnership	25	(1,013)
Depreciation and amortization	14,164	27,310
Non-real estate related depreciation	(18)	(60)

Funds from operations	$14,889	$16,952

Funds from operations per share (diluted)	$.13	$.24

Adjusted funds from operations:
Funds from operations	$14,889	$16,952
Straightline rental income	5,899	16,320
Straightline rent expense	29	64
Tenant improvements and leasing commissions	(127)	(592)
Amortization of deferred costs, including the value of in-place leases, customer relationship value and financing costs	2,115	4,796
Amortization of fair market rental adjustment, net	114	(142)
Amortization of deferred compensation	1,364	1,714
Realized (gain) loss on sales of investments, net	—	9,241

Adjusted funds from operations	$24,283	$48,353

Liquidity and Capital Resources

        As of September 30, 2003, we had approximately $184.1 million in available cash and cash equivalents and approximately $85.1 million in short-term investments. In addition to our cash and cash equivalents and short-term investments, our primary sources of liquidity will be proceeds from credit facilities and cash provided by operations. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We believe that our existing working capital and cash provided by operations will be sufficient to allow us to pay distributions necessary to enable us to continue to qualify as a REIT.

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

We believe that our existing working capital and cash provided by operations will be sufficient to fund our costs of operations for the next 12 months. We expect to be able to fund the equity portion of the purchase price of future acquisitions through existing cash. We intend to fund the remaining portion of the purchase price through borrowings, which we intend to arrange in accordance with our general borrowings policies. If we identify significant additional acquisitions in the next 12 months, we may seek to finance these acquisitions either through borrowings or by raising equity capital, or a combination of both.

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

Our properties are encumbered by mortgages aggregating approximately $463.6 million in outstanding principal amount as of September 30, 2003, all of which are secured by first liens on individual properties with an aggregate cost basis of approximately $617.3 million before accumulated depreciation. The mortgages on the properties bear interest at effective fixed rates ranging from 4.1% to 12.5% with various terms extending to the year 2024.

Certain of the mortgage notes payable contain financial and non-financial covenants customarily found in mortgage notes, as well as a requirement that certain individual properties maintain a debt service coverage ratio of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12 month period. As of September 30, 2003, we were in compliance with all of these covenants.

We partially funded our acquisition of 14 office buildings and 2 parking facilities from a wholly owned subsidiary of Dana Commercial Credit Corporation with $200.0 million of long-term financing arranged through Banc of America Securities LLC. Under the terms of our net lease with Bank of America, N.A., we will receive annual minimum rental payments of approximately $40.4 million from January 2003 through January 2010. From January 2011 through 2022, Bank of America is not required to pay any base rental income (except for a $3.0 million payment with respect to the month of January 2011). The rental income to be paid through the term of the master lease for this portfolio by Bank of America will provide for approximately $150.0 million in amortization of this financing. Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease of approximately $40.4 million are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise required under this lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. The additional rent to be paid by Bank of America if they fail to vacate space under the terms of the master lease, or the additional rent to be paid by third party tenants to the extent that Bank of America does vacate such space, we believe will provide sufficient cash flow to refinance and amortize the remaining $50.0 million in debt.

Commitments and Contingencies

The following table outlines the timing of payment requirements related to our commitments as of September 30, 2003:

Maturities due by Period

	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Mortgage notes payable—fixed-rate	$25,785	$99,232	$113,380	$225,176	$463,573
Bridge note payable—variable-rate	400,000	—	—	—	400,000
Operating leases	3,111	6,000	4,447	8,884	22,442

	$428,896	$105,232	$117,827	$234,060	$886,015

We intend to refinance our mortgage notes payable as they become due or repay them if they relate to properties being sold.

As of September 30, 2003, the Company had no obligation to purchase any property.

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

We intend to continue our policy of making sufficient cash distributions to shareholders in order for us to maintain our REIT status under the Internal Revenue Code and to avoid corporate income and excise tax on undistributed income.

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

As of September 30, 2003, our debt included fixed-rate mortgages with a carrying value of approximately $416.7 million and a fair value of approximately $420.9 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $18.5 million. A 100 basis point decrease in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $19.7 million.

As of September 30, 2003, our debt included a variable rate bridge loan of $400.0 million and other variable rate mortgage notes payable. The sensitivity analysis related to our variable rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $4.4 million annually.

These amounts were determined by considering the impact of hypothetical interest rates on our borrowing cost, and, assumes no changes in our capital structure.

As the information presented above includes only those exposures that exist as of September 30, 2003, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest rates.

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

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTOR

As of June 30, 2003 and December 31, 2002

Bank of America Corporation is the guarantor of the long-term lease agreements that its subsidiary Bank of America, N.A. has with American Financial Realty Trust relating to the 16 properties acquired from a wholly owned subsidiary of Dana Commercial Credit Corporation and the 158 properties we acquired from Bank of America, N.A. The financial information has been included herein because of the significant credit concentration that American Financial Realty Trust has with this tenant.

Financial information as of June 30, 2003, and December 31, 2002 and for the years ended December 31, 2002 and 2001, and 2000 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries as filed with the Securities and Exchange Commission on Bank of America Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Financial information as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 has been derived from the unaudited financial statements of Bank of America Corporation and Subsidiaries as filed with the Securities and Exchange Commission on Bank of America Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2003.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTOR

As of June 30, 2003, December 31, 2002, and December 31, 2001

(in millions, except share and per share information)

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$25,220	$24,973
Time deposits placed and other short-term investments	6,790	6,813
Federal funds sold and securities purchased under agreements to resell (includes $61,976 and $44,779, pledged as collateral)	64,314	44,878
Trading account assets (includes $47,644 and $35,515 pledged as collateral)	66,947	63,996
Derivative assets	38,587	34,310
Securities:
Available-for-sale (includes $61,159 and $32,919 pledged as collateral)	114,250	68,122
Held-to-maturity, at cost (market value – $290 and $1,001)	279	1,026

Total securities	114,529	69,148

Loans and leases	360,305	342,755
Allowance for credit losses	(6,841)	(6,851)

Loans and leases, net of allowance for credit losses	353,464	335,904
Premises and equipment, net	5,899	6,717
Mortgage banking assets	1,748	2,110
Goodwill	11,426	11,389
Core deposit intangibles and other intangibles	1,010	1,095
Other assets(1)	79,245	59,125

Total assets	$769,179	$660,458

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$132,851	$122,686
Interest-bearing	256,602	232,320
Deposits in foreign offices:
Noninterest-bearing	2,206	1,673
Interest-bearing	30,276	29,779

Total deposits	421,935	386,458
Federal funds purchased and securities sold under agreements to repurchase	104,821	65,079
Trading account liabilities	27,708	25,574
Derivative liabilities	23,435	23,566
Commercial paper and other short-term borrowings	43,584	25,234
Accrued expenses and other liabilities	28,943	17,052
Long-term debt	61,681	61,145
Trust preferred securities	6,056	6,031

Total liabilities	718,163	610,139

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 1,306,463 and 1,356,749 shares	56	58
Common stock, $0.01 par value; authorized – 5,000,000,000 shares; issued and outstanding – 1,496,314,280 and 1,500,691,103 shares	15	496
Retained earnings	51,374	48,517
Accumulated other comprehensive income	(251)	1,232
Other	(178)	16

Total shareholders’ equity	51,016	50,319

Total liabilities and shareholders’ equity	$769,179	$660,458

(1)	Other assets includes loans held for sale totaling $17,261 and $13,833 at June 30, 2003 and December 31, 2002, respectively.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTOR

For the Six Months Ended June 30, 2003, December 31, 2002, and December 31, 2001

(in millions, except share and per share information)

	Six Months Ended June 30,		Year Ended December 31,
	2003	2002	2002	2001	2000
Interest income
Interest and fees on loans and leases	$10,760	$10,975	$22,030	$27,279	$31,869
Interest and dividends on securities	1,789	1,870	4,035	3,706	4,976
Federal funds sold and securities purchased under agreements to resell	387	485	870	1,414	2,354
Trading account assets	2,049	1,826	3,811	3,623	2,725
Other interest income	735	699	1,415	2,271	1,241

Total interest income	15,720	15,855	32,161	38,293	43,165

Interest expense
Deposits	2,452	2,728	5,434	8,886	11,007
Short-term borrowings	967	1,006	2,089	4,167	7,957
Trading account liabilities	624	629	1,260	1,155	892
Long-term debt	1,103	1,245	2,455	3,795	4,960

Total interest expense	5,146	5,608	11,238	18,003	24,816

Net interest income	10,574	10,247	20,923	20,290	18,349

Noninterest income
Consumer service charges	1,570	1,423	2,986	2,865	2,654
Corporate service charges	1,154	1,133	2,290	2,078	1,889

Total service charges	2,724	2,556	5,276	4,943	4,543

Consumer investment and brokerage services	779	801	1,544	1,546	1,466
Corporate investment and brokerage services	369	348	693	566	463

Total investment and brokerage services	1,148	1,149	2,237	2,112	1,929

Mortgage banking income	964	331	751	593	512
Investment banking income	866	805	1,545	1,579	1,512
Equity investment gains (losses)	(25)	(10)	(280)	291	1,054
Card income	1,443	1,198	2,620	2,422	2,229
Trading account profits	207	608	778	1,842	1,923
Other income	613	284	644	566	880

Total noninterest income	7,940	6,921	13,571	14,348	14,582

Total revenue	18,514	17,168	34,494	34,638	32,931

Provision for credit losses	1,605	1,728	3,697	4,287	2,535
Gains on sales of securities	569	137	630	475	25
Noninterest expense
Personnel	5,154	4,832	9,682	9,829	9,400
Occupancy	970	873	1,780	1,774	1,682
Equipment	537	541	1,124	1,115	1,173
Marketing	468	340	753	682	621
Professional fees	406	213	525	564	452
Amortization of intangibles	108	110	218	878	864
Data processing	528	431	1,017	776	667
Telecommunications	261	242	481	484	527
Other general operating	1,343	1,402	2,856	3,302	2,697
Business exit costs	—	—	—	1,305	—
Restructuring charges	—	—	—	—	550

Total noninterest expense	9,775	8,984	18,436	20,709	18,633

Income before income taxes	7,703	6,593	12,991	10,117	11,788
Income tax expense	2,541	2,193	3,742	3,325	4,271

Net income	$5,162	$4,400	$9,249	$6,792	$7,517

Net income available to common shareholders	$5,160	$4,398	$9,244	$6,787	$7,511

Per common share information
Earnings	$3.45	$2.86	$6.08	$4.26	$4.56
Diluted earnings	$3.39	$2.77	$5.91	$4.18	$4.52
Dividends	$1.28	$1.20	$2.44	$2.28	$2.06
Average common shares issued and outstanding (in thousands)	1,496,827	1,538,600	1,520,042	1,594,957	1,646,398

Part II – OTHER FINANCIAL INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

On June 24, 2003, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-11 (File No. 333-103499) filed under the Securities Act of 1933, and its registration statement on Form 8-A, filed under the Securities Exchange Act of 1934 (File No. 0001-31678), for an initial public offering (the “IPO”) of its common shares of beneficial interest. On June 30, 2003, the Company completed its IPO and sold 55,750,000 of its common shares at a price of $12.50 per share. In addition, a selling shareholder sold 200,000 of the Company’s common shares in the IPO at a price of $12.50 per share. The underwriters in the IPO were Banc of America Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Deutsche Bank Securities Inc., UBS Securities LLC, Wachovia Securities, LLC, Legg Mason Wood Walker, Incorporated and Raymond James & Associates, Inc. (collectively, the “Underwriters”).

On June 26, 2003, the Underwriters notified the Company of their exercise of their option, granted under the terms of the Underwriting Agreement entered into with the Company in connection with the IPO, to purchase from the Company 8,392,500 additional common shares of beneficial interest, solely to cover overallotments. This transaction was also completed on June 30, 2003.

The net proceeds from the IPO were approximately $741.5 million, after $60.3 million of offering expenses were paid by the Company. The Company used approximately $374.4 million of the net proceeds of the IPO to fund the acquisition of the Bank of America, N.A. portfolio acquired on June 30, 2003, and approximately $151.6 million to fund various acquisitions during the quarter ended September 30, 2003.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2003 Annual Meeting of Shareholders on September 25, 2003.

The number of votes represented at the annual meeting, in person or by proxy, was 107,806,508.

The matters voted upon at the annual meeting and the results of the vote on each such matter are set forth below:

1. De-Staggering of Board of Trustees. The results of the vote on a proposal to amend the Company’s Amended and Restated Declaration of Trust to eliminate the staggered board feature and instead provide that each member of the Board of Trustees will be subject to annual re-election were as follows:

For	Against	Abstentions and Broker Non-Votes
97,192,297	464,069	19,031

2. Election of Trustees. The results of the vote on the election of ten trustees are set forth as follows, opposite their respective names:

Name	For	Withheld
Glenn Blumenthal	97,192,297	332,940
John M. Eggemeyer III	97,269,257	406,140
Raymond Garea	97,342,457	332,940
Michael J. Hagan	95,448,857	2,226,540
John P. Hollihan III	95,522,057	2,153,340
William M. Kahane	95,448,857	2,226,540
Richard A. Kraemer	95,448,857	2,226,540
Lewis S. Ranieri	95,522,057	2,153,340
Nicholas S. Schorsch	97,342,457	332,940
J. Rock Tonkel	97,342,457	332,940

3. Amendment of 2002 Equity Incentive Plan. The results of the vote on a proposal to amend and restate the Company’s 2002 Equity Incentive Plan, which included a 6,750,000 increase in the number of common shares authorized for issuance under the 2002 Equity Incentive Plan, were as follows:

For	Against	Abstentions and Broker Non-Votes
65,239,335	14,033,182	1,463,696

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

(b) Reports on Form 8-K

We filed a Form 8-K dated July 11, 2003 that included information reported under Items 2 and 7 relating to our acquisition of properties from Bank of America, N.A. completed on June 30, 2003. We amended this filing on September 15, 2003.

We furnished a Form 8-K dated July 28, 2003 that included information reported under Items 7 and 9 relating to our financial results for the three and six month periods ended June 30, 2003. This filing was amended on September 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: November 14, 2003	/S/ NICHOLAS S. SCHORSCH

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