Form 10-K
period 2003-12-31
AMERICAN FINANCIAL REALTY TRUST
filed 2004-03-26
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the fiscal year ended December 31, 2003.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the transition period from                  to                  .

Commission file number 001-31678

AMERICAN FINANCIAL REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	02-0604479
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1725 The Fairway, Jenkintown, PA	19046
(Address of principal executive offices)	(Zip code)

(215) 887-2280

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest, par value $0.001 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003, was approximately $1,511,492,255. Such aggregate market value was computed by reference to the closing price of the common shares of beneficial interest as reported on the New York Stock Exchange on June 30, 2003. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

The number of shares outstanding of the registrant’s common shares of beneficial interest, $0.001 par value were 108,811,566 as of March 19, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2004 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

AMERICAN FINANCIAL REALTY TRUST

Part I

Item 1.     Business

We are a self-administered, self-managed real estate investment trust (REIT), and are the only public REIT focused primarily on acquiring and operating properties leased to regulated financial institutions. As banks continue to divest their corporate real estate, we believe that our contractual relationships, growing visibility within the banking industry and flexible acquisition and lease structures position us for continued growth. We seek to lease our properties to banks and other financial institutions generally using long-term triple net or bond net leases, resulting in stable risk-adjusted returns on our capital.

Our innovative approach is designed to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that our strategy gives us a competitive advantage over more traditional real estate companies in acquiring real estate owned by banks and other financial institutions. We also believe that our recent transactions with Bank of America, N.A., Wachovia Bank, N.A., KeyBank, N.A. and State Street Corporation demonstrate our ability to cultivate mutually beneficial relationships with leading financial institutions.

Our interest in our properties is held through our operating partnership, First States Group, L.P. We are the sole general partner of the operating partnership.

Our Formation

On May 23, 2002, we were formed as a Maryland REIT. We commenced operations on September 10, 2002 and sold 40,263,441 common shares in a private placement. On October 7, 2002, we completed the sale of an additional 501,800 common shares. These sales resulted in aggregate net proceeds of approximately $378.9 million. On September 10, 2002, as part of our formation transactions, we acquired, for an aggregate purchase price of $217.0 million, including assumption of indebtedness, a portfolio of 87 bank branches and six office buildings containing approximately 1.5 million rentable square feet from:

•	several individuals, including Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, and others affiliated or associated with us, including Shelley D. Schorsch, our Senior Vice President—Corporate Affairs and the wife of Mr. Schorsch, and Jeffrey C. Kahn, our Senior Vice President—Acquisitions and Dispositions; and

•	several entities in which the persons mentioned above were equity holders.

We also acquired American Financial Resources Group, Inc., or AFRG, from Nicholas S. Schorsch, Strategic Alliance Realty Group, LLC, or Strategic Alliance, from Mr. Schorsch and Jeffrey C. Kahn, and several other affiliated entities that now provide our properties with asset management, leasing, property management and accounting and finance services. We paid a purchase price of approximately $13.5 million for these entities.

In connection with these transactions, we assumed contracts and letters of intent to purchase additional properties, subject to satisfactory completion of our due diligence, from financial institutions such as Bank of America, N.A. and Wachovia Bank, N.A., having a potential aggregate gross purchase price of approximately $256.0 million.

As part of these formation transactions, we acquired 89% of the partnership interests, including the general partnership interest, in First States Partners II, L.P., the entity which at the time of the transactions owned our 123 South Broad Street property in Philadelphia, PA. The aggregate purchase price for these partnership interests was approximately $26.6 million, including the issuance of 991,205 units of our operating partnership valued at approximately $9.9 million. Certain of the sellers in this transaction, including Nicholas S. Schorsch, Shelley D. Schorsch and Jeffrey C. Kahn, continue to own an aggregate 11% limited partnership interest in First States Partners II. Our operating partnership, as the owner of the general partner of First States Partners II, controls the decisions relating to the operations of First States Partners II. However, a majority of the owners of the 11% partnership interest retain the right to approve certain major transactions involving our 123 South Broad Street property, including its sale or refinancing for a period of three years, or until 2005.

In the event our operating partnership does not offer to purchase the 11% partnership interest within the 30 days preceding November 1, 2005, that interest will increase to a 15% partnership interest, and our ownership percentage in First States Partners II will be correspondingly reduced to 85%.

We refer to the entities from whom we acquired our initial properties, including First States Partners II, together with the entities we acquired at the same time, collectively as our predecessor entities.

Our Initial Public Offering

On June 30, 2003, we completed an initial public offering of 64,342,500 common shares priced at $12.50 per share. Of these shares, 200,000 were sold by a selling shareholder from our private placement, and 64,142,500 common shares were issued and sold by us, inclusive of 8,392,500 common shares issued in connection with the underwriters’ exercise of their over-allotment option. We raised net proceeds of approximately $740.9 million pursuant to the offering, after deducting underwriters’ discounts, commissions and offering expenses.

Market Opportunity

According to the FDIC, commercial banks and savings institutions in the U.S. that are FDIC-insured owned approximately $97.5 billion in operating real estate as of December 31, 2003.

We have identified two major trends that we believe will continue to generate significant opportunities to acquire core, surplus and underutilized real estate from banks and other financial institutions.

•	Disposition of real estate. We believe that banks and other financial institutions will continue to sell real estate, enter into long-term leases with the acquiror and reinvest the proceeds from these sales into their primary operating businesses.

•	Consolidation within the banking industry. We anticipate that continued consolidation within the banking industry will create an environment in which larger banks will sell surplus bank branches that other banks will seek to lease as they expand their market presence.

Through the sale of office buildings, bank branches and other real estate to us, we believe financial institutions may be able to:

•	improve their liquidity;

•	eliminate depreciation expense associated with owning real estate;

•	avoid regulatory concerns;

•	redeploy the proceeds from these sales into their primary business; and/or

•	increase earnings and key financial ratios.

Office Buildings and Other Core Real Estate

We believe that the sale leaseback of office buildings and other core real estate by financial institutions reflects a general trend among these institutions to focus on their primary businesses and reduce their ownership and management of real estate. We believe that financial institutions would generally prefer to control real estate through long-term leases with a preferred landlord, rather than through direct ownership. This parallels trends that have occurred in other industries, such as retail, where location and quality of real estate are key elements of the business, but direct ownership of such real estate is costly and tends to reduce operational flexibility.

Many banks and other financial institutions have only recently begun to enter into sale leaseback transactions with real estate owners relating to their office buildings and other core real estate. In addition to providing an efficient means for such companies to divest their real estate, we are able to effectively meet their occupancy needs. In our experience, many of the office buildings that we acquire from financial institutions have not been managed so as to realize the property’s full potential and may contain vacant space that we can lease either to other financial institutions or other high credit quality businesses.

Bank Branches

We acquire bank branches from banks and other sellers. At the time we acquire them, some of these bank branches are vacant and some are leased. Our strategy of acquiring surplus bank branches and leasing them to other banks (or selling them for alternative uses) is driven primarily by two main factors:

•	consolidation in the banking industry, which often results in the surviving entity disposing of duplicative bank branches that have overlapping service areas; and

•	ongoing sale of lower deposit level branches from the portfolios of, and relocation of existing branches by, larger banks.

Additionally, we acquire portfolios of leased bank branches from banks that seek to complete sale leaseback transactions in order to reduce their ownership of real estate and the associated costs.

Although the number of commercial banks and savings institutions has been declining due to consolidation, the number of bank branches in the U.S. has grown modestly as banks have been expanding their branch networks. According to the FDIC, the number of commercial banks and savings institutions that are FDIC-insured declined from 10,461 as of December 31, 1998 to 9,182 as of December 31, 2003. However, the FDIC reported that, during the same period, the number of FDIC-insured bank branches increased from 74,224 to 79,141. The following chart shows the total number of commercial banks and other financial institutions that are FDIC-insured and the total number of bank branches operating in the United States from 1998 through 2003 as reported by the FDIC:

	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003
Institutions	10,461	10,221	9,904	9,613	9,354	9,182
Branches	74,224	75,978	76,256	77,270	77,872	79,141

Banks typically require minimum deposit levels at branches to support their cost structure and to operate profitably, and often will close branches that do not meet these minimum levels. Smaller community banks are typically able to operate profitably on lower deposit levels than larger banks. In our experience, significant demand exists among smaller banks for leasing well-located branches vacated by larger banks. We believe that smaller banks are attracted to locations formerly occupied by larger banks because a main impediment to the expansion of smaller banks is the high cost associated with constructing new branches and the time required to build a deposit base at those branches. Bank branches vacated by larger financial institutions already contain customary bank layouts, fixtures and security features that are required by bank regulators. Further, a smaller bank that leases space that has been vacated by a larger bank can often attract deposits from a portion of the vacating bank’s customer base, thereby reducing the time required to build its deposit base. As of December 31, 2003, 83.2% of our bank branches were occupied.

In addition, although bank branches are typically considered specialty-use properties, they can be adapted for use by restaurants, law firms, accounting firms, drug stores and other commercial tenants. As a result, if we are unable to lease a bank branch to a bank, we will attempt to sell the property to non-bank tenants. In some cases, we may, pending such a sale, lease the property for non-bank use. In either case, when we sell a bank branch to a business other than a bank, the costs associated with refitting the property for another use are generally paid by the acquiror or taken into consideration in the purchase price.

Our Strategy

We seek to become the preferred landlord of banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that this strategy gives us a competitive advantage over more traditional real estate companies both in acquiring properties from and leasing properties to banks and other financial institutions. Our strategy is designed to provide us with both external and internal growth opportunities.

External Growth

Our primary means of growth has been and continues to be through acquisitions. We have been successful in acquiring properties in our banking niche because we use a variety of innovative acquisition and lease structures designed to meet the occupancy needs of our tenants, while also allowing them to improve their financial condition and operating results. We are able to tailor our acquisition structures to meet the specific needs of the seller. In addition, unlike many other potential acquirors, we are willing to purchase a range of real estate from financial institutions, including core operating properties, underutilized office buildings and surplus bank branches.

As of December 31, 2003, our portfolio consisted of properties acquired from financial institutions using our three acquisition structures: sale leaseback transactions, formulated price contracts, and specifically tailored transactions. These acquisition structures are described below.

Sale Leaseback Transactions. Under a sale leaseback transaction, we acquire office buildings, bank branches and other core operating properties and lease the properties back to the seller typically pursuant to a triple net or bond net lease, under which the agreed rental rate is based principally upon the purchase price of the property, the credit of the tenant and prevailing market rental rates. Sale leaseback transactions may also include instances where we acquire properties from a third party who has previously leased the property to a bank or other financial institution, typically on a triple net or bond net basis. Sale leasebacks offer financial institutions the opportunity to sell us their corporate real estate while continuing to occupy buildings and locations they value highly. Our leases under sale leaseback transactions are typically for initial terms of 10 to 20 years, with an option on the part of the tenant to renew for extended periods.

Sale leaseback transactions provide significant benefits to us, including:

•	allowing us to acquire a financial institution’s valued real estate, such as a headquarters building;

•	retaining the existing financial institution as a primary, long-term tenant; and

•	enabling us to generate predictable, consistent returns and attractive financing alternatives as a result of the long-term nature of the leases, the high credit quality of the tenants and an absence of rental set-off rights under net leases.

Formulated Price Contracts. Formulated price contracts offer financial institutions a method to sell us their surplus bank branches in an efficient manner based upon a formulated price. Pursuant to these agreements, we acquire, or assume leasehold interests in, the surplus bank branches of an institution at a formulated price established by independent appraisals using a valuation methodology that values each property based on its highest and best use and its alternative use, and then applies a negotiated discount. If either party believes that the independent appraisal of a specific property does not represent actual fair market value, then we typically will negotiate a price for the property. If we are unable to negotiate a price, then either party may request a valuation of the property from another independent appraiser, which then will be averaged with the value from the first independent appraisal.

The bank branches we acquire through formulated price contracts are typically occupied at the time we receive notice of their availability and are typically vacant at the time we acquire them. Bank regulations require banks to notify the account holders at a branch at least 90 days before closing that branch. As a result, we generally receive more than three months notice before we are required to close on the acquisition of a property under a formulated price contract. Because we know that the property will be vacant at the time of acquisition (or soon thereafter), we typically begin marketing the property for lease or sublease prior to acquisition. We have enjoyed frequent success in pre-leasing properties for occupancy upon completion of the acquisition.

We are not obligated to acquire properties with structural or environmental defects unless we are compensated for the cost of repairing or remediating the defects.

While our formulated price contracts require that we assume the obligations of the financial institutions with respect to surplus bank branches that the financial institutions lease, we are not obligated under our formulated price contracts to assume lease obligations from financial institutions where the leases have a duration, including renewal periods at the tenant’s discretion, of less than seven years. At times, when we assume the lease obligations of a financial institution at a vacant property owned by a third party, we receive a payment equal to a fixed percentage of the remaining lease liability for that property. In addition, our assumption of these leases is sometimes conditioned on obtaining the consent of the landlord. If the financial institution from which we acquire the leasehold interest is not released from liability under the lease at the time we acquire it, we are required to provide security, typically through a letter of credit, for our obligations under the lease. Where a transaction requires a landlord’s consent, we frequently will obtain the consent of the landlord not only to assume the lease on the property, but also to sublease the property to other financial institutions in the future, thereby providing us with the opportunity to sublease these properties quickly.

When purchasing bank branches, either by acquiring title or assuming the financial institution’s rights and obligations under a lease, we are sometimes restricted from leasing or subleasing the property to a financial institution, other than the seller, for a period of time, typically not more than six months.

When leasing properties we acquire under our formulated price contracts, we seek to lease to local, regional and national banks. If we are unable to lease a property that we acquire under a formulated price contract to a financial institution, or if a property otherwise does not meet our investment criteria, we will typically seek to lease the property for an alternative use and then to dispose of the property.

Formulated price contracts provide significant benefits to us, including:

•	the ability to acquire fully outfitted bank branch properties on favorable terms;

•	the ability to actively market for lease such properties prior to acquiring them; and

•	efficient and attractive tenanting options due to the appeal of the prime locations and the intrinsic value of the improvements.

Specifically Tailored Transactions. Specifically tailored transactions involve the purchase of office buildings, bank branches or a combination thereof, in which we apply leasing and pricing structures specifically designed to meet the seller’s needs. In such transactions, we may acquire fee or leasehold interests in property, or a combination of both. Specifically tailored transactions often involve the acquisition of occupied, partially occupied and vacant real estate and may thus include a partial sale leaseback to the seller. In the case of a partial sale leaseback of an office building, we will seek to lease the balance of the property to other tenants, which may include financial institutions and other commercial tenants. We believe that our ability to consummate specifically tailored transactions represents a competitive advantage for us, in that we are willing to purchase all, rather than selected, properties available from a seller and to design the transaction and leaseback arrangements, if any, in a manner that benefits both parties.

Specifically tailored transactions provide significant benefits to us, including:

•	the opportunity to acquire properties through our relationships with financial institutions that otherwise would not be available for purchase and that have not been publicly marketed;

•	the ability to acquire properties in bulk from a single seller;

•	the ability to structure a transaction to provide the most economically advantageous terms for all parties;

•	the opportunity to acquire properties with the potential for stable, long-term revenue; and

•	the ability to increase the value of the properties by leasing vacant space under long-term leases or to renegotiate existing leases at market rates, providing increased cash flow.

Fostering Relationships. We believe that our business depends on developing strong relationships throughout the banking and financial services industries. We currently have contractual relationships with AmSouth Bank, Bank of America, N.A., Citigroup Inc., KeyBank, N.A. and Wachovia Bank, N.A. relating to the purchase and repositioning of surplus bank branches. We have also had discussions with over 100 major financial institutions, as well as many smaller institutions, which we believe will generate significant opportunities to expand our business. We currently lease properties to over 70 different financial institutions.

Our strong relationships often serve as a key element in the marketing of new properties, as financial institutions often contact us to determine product availability in areas in which they are looking to open a new bank branch or lease office space. Unlike other real estate owners who do not specialize on financial institutions, we are able to provide existing and prospective tenants with otherwise unavailable bank branch locations to meet their specific expansion needs and with the means to efficiently dispose of underperforming or redundant real estate. As we grow our network of relationships with financial institutions, we expect that our ability to leverage these relationships into mutually beneficially arrangements will continue to increase.

Internal Growth

We believe that our business strategy provides significant opportunities for internal growth including:

•	Underutilized Real Estate. Through our specifically tailored transactions, we are often able to acquire properties with underutilized space at prices primarily reflecting their in-place occupancy. We acquire vacant bank branches under our formulated price contracts based on independent appraisals using a valuation methodology that values each property based on its highest and best use and its alternative use, and then applies a negotiated discount. Leasing these properties to quality tenants under long-term leases provides us with the opportunity to increase cash flow from our portfolio.

•	Market Rate Leases. Many of the leases in place on properties we acquire are below current market rates. We seek to renegotiate short-term and below market leases to achieve longer lease terms at market rates, and we also actively manage our portfolio to achieve higher lease rates when leases on our properties expire or come up for renewal.

•	Scheduled Rent Increases. We strive to include scheduled rent increases in many of our leases, which provide us with reliable growth in cash flow and protection from inflation.

Investment Criteria

In analyzing proposed acquisitions, we consider various factors including, among others, the following:

•	the ability to increase rent and maximize cash flow from the properties under consideration;

•	the terms of existing or proposed leases, including a comparison of current or proposed rents and market rents;

•	the creditworthiness of the tenants;

•	local demographics and the occupancy of and demand for similar properties in the market area;

•	the ability to efficiently lease or sublease any vacant space;

•	the ability of the properties to achieve long-term capital appreciation;

•	the ability of the properties to produce free cash flow for distribution to our shareholders;

•	whether the properties are accretive to our per share financial measures;

•	the projected residual value of the properties; and

•	the opportunity to expand our network of relationships with financial institutions.

Our existing formulated price contracts may require us to purchase, or as part of a larger portfolio transaction we may purchase, certain properties that do not meet our investment criteria. Subject to maintaining our qualification as a REIT, we intend to dispose of such properties where we determine that a sale of a property would be in our best interests and holding the property would be inconsistent with the investment parameters for our portfolio. For example, we typically dispose of bank branches that we are unable to lease to financial institutions and our board of trustees has approved a policy to dispose of such non-core properties. Pursuant to that policy, we generally intend to commence our efforts to dispose of a non-core property within 30 days of acquiring that property and to dispose of each non-core property within 12 months of acquiring it. If we wish to dispose of a non-core property or we believe that a disposition of a property might be subject to the prohibited transactions tax, we generally will dispose of the property through a taxable REIT subsidiary. In some cases, we may hold properties that we identify as candidates for sale in our taxable REIT subsidiary. The disposition policy adopted by our board of trustees may be changed at any time without the consent of our shareholders.

Financing Strategy

We use a variety of financing methods to accomplish our goal of maintaining indebtedness at a targeted leverage ratio of between 55% and 65% of the underpreciated cost of our properties (including the portion of such cost attributable to leases in place and other real estate related intangibles). We generally choose a financing method based upon the most attractive interest rate, repayment terms and maturity dates available in the marketplace at the time, and customize our financing strategy for each type of transaction. We focus principally on fixed rate financing and seek to match the maturity of the debt (exclusive of scheduled amortization payments) to the lease term on the property securing the debt. Our financing strategies include:

•

Sale Leaseback Financing. Sale leaseback properties provide unique financing opportunities as a result of the credit tenant or net lease nature of the underlying lease obligations and the rated or ratable credit of the tenants supporting those obligations. Unlike financings that rely heavily on the quality of the underlying real estate for property valuation and loan terms, our sale leaseback financings focus principally on the quality of the tenant’s credit and on the completeness of the underlying lease obligations to provide an uninterrupted source of funds for loan repayment. Sale leaseback financings frequently permit an attractive loan-to-value ratio depending on the needs and desires of the borrower. Similar to securitized mortgage financings, sale leaseback financings usually prohibit prepayment entirely or require the payment of make-whole premiums or the posting of defeasance collateral.

•	Formulated Price Contract Financing. We frequently lease surplus bank branches to banks and other financial institutions, which may then provide us mortgage financing with respect to the leased property on favorable terms. Because the lender, as tenant under a long-term, triple net lease at the property, is also the primary, if not exclusive, funding source for repayment of the loan, loan underwriting issues are minimal. The lease and loan documents typically account for the relationship between the tenant and the lender by including set-off provisions that release us as the landlord/borrower from default under the loan documents to the extent that the default is attributable to the actions or inactions of the tenant/lender under the lease. In cases where we do not finance the property through the financial institution tenant, we typically obtain mortgage financing from another lender, often a financial institution with whom we have an ongoing relationship.

•	Specifically Tailored Transaction Financing. We usually finance office buildings that we acquire in specifically tailored transactions with mortgages that will be securitized individually or contributed to multiple loan securitizations, using collateralized mortgage-backed securities underwriting criteria and documentation. This financing structure typically contains provisions that provide for lock-out periods on prepayments, make-whole premiums or defeasance provisions, and reserves for capital expenditures and tenant improvement costs. By incorporating these restrictions in the financing structure, lenders are able to provide more advantageous loan-to-value ratios and interest rates. Mortgage financing loans that are contributed to securitizations are usually written on a non-recourse basis to the borrower, with carve- outs for fraud, misapplication of funds and other bad acts by the borrower or persons under the borrower’s control. In some cases, we use traditional non-securitized mortgage financing.

We consider a number of factors when evaluating our level of indebtedness and making financing decisions, including, among others, the following:

•	the interest rate of the proposed financing;

•	the extent to which the financing impacts the flexibility with which we manage our properties;

•	prepayment penalties and restrictions on refinancing;

•	the purchase price of properties to be acquired with the financing;

•	our long-term objectives with respect to the properties securing the financing;

•	our target investment return;

•	the terms of any existing leases;

•	the credit of tenants leasing the properties;

•	the estimated market value of the properties upon refinancing; and

•	the ability of particular properties, and our company as a whole, to generate cash flow to cover expected debt service.

We will also consider the impact of individual financings on our corporate financial structure. Among the factors we consider are:

•	our overall level of consolidated indebtedness;

•	the timing of debt and lease maturities;

•	provisions that require recourse and cross-collateralization;

•	corporate credit ratios including debt service coverage, debt as a percentage of total market capitalization and debt as a percentage of real estate assets; and

•	the overall ratio of fixed- and variable-rate debt.

We intend to continue to employ our current financing methods as well as additional methods, including obtaining from banks, institutional investors or other lenders financing through lines of credit, bridge loans, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our properties. In addition, we may incur debt in the form of publicly or privately placed debt instruments. When possible, we seek to replace short-term sources of capital with long-term financing in which we match the maturity of the debt (exclusive of scheduled amortization payments) to the lease term on the property securing the debt.

Our indebtedness may be recourse, non-recourse or cross-collateralized. If the indebtedness is recourse, our general assets may be included in the collateral. If the indebtedness is non-recourse, the collateral will be limited to the particular property to which the indebtedness relates. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on the properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to finance acquisitions or the redevelopment of existing properties, for general working capital purposes or to purchase additional interests in partnerships or joint ventures. If necessary, we may also borrow funds to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. We may also incur indebtedness for other purposes when, in our opinion, it is advisable.

Real Estate Operations

Both directly and by outsourcing functions to third party service providers, we perform asset management, leasing, property management, and accounting and finance services relating to our properties.

Asset Management. We focus our asset management activities on maximizing the value of our portfolio, monitoring property performance and operating costs, managing our investment opportunities and, where applicable, pursuing the disposition of non-core properties. Our asset management team directly oversees our entire portfolio and seeks to increase operating cash flow through aggressive oversight of our leasing, acquisition and property management functions.

Leasing. Our leasing team is a key component of our success. Members of our leasing team have developed relationships with large financial institutions and community banks and also have significant experience in leasing to other types of tenants.

Our marketing process generally begins prior to acquisition of a property, when our leasing agents visit the site to determine how to most effectively market the property for leasing. For our bank branches, we regularly contact community banks and other financial institutions in our markets to determine their property needs, and we attempt to match the properties in our portfolio and acquisition pipeline with the needs of these prospective tenants. For our office buildings, we will visit the location and seek to renegotiate and extend existing leases and identify new tenants for vacant space. We also engage experienced local brokers to market vacancies within our portfolio.

Property Management. Our property management functions include the coordination and oversight of tenant improvements and building services. For our office buildings and vacant bank branches, we currently outsource all day-to-day property management functions except with respect to the properties located in the Philadelphia, Pennsylvania metropolitan area. For our properties leased to tenants under triple net and bond net leases, the tenant is responsible for expenses related to all such functions. In the future, we may open a regional management office in any area where we acquire a sufficient number of office properties.

Accounting and Finance. We perform accounting and finance services relating to the management of our real estate. Through our use of Timberline real estate management software, our accounting and finance team can quickly integrate a large number of properties into our portfolio without the need to substantially increase the number of accounting employees. Our accounting and finance personnel perform management of accounts payable, collection of receivables and budgeting of operating expenses through consultation with our asset management group.

Investment Considerations

We believe that our business strategy and operating model distinguish us in a number of ways, including:

•	Banking Industry Focus. The extensive real estate holdings of the banking industry present us with the opportunity to continue to grow our portfolio in the future. We believe that consolidation activity, the sale of underutilized real estate, regulatory restrictions affecting banks’ ability to hold real estate for investment purposes and other trends in the banking industry are likely to continue to result in acquisition opportunities for us.

•	Limited Competition. We believe that we are the only real estate company that acquires the full range of real estate from banks and other financial institutions utilizing our unique formulated price contract structure, as well as through sale leaseback and specifically tailored transactions. Most of our acquisitions have been privately negotiated and have not resulted from a competitive bidding process.

•	High Credit Quality Tenants. Our tenant base consists principally of banks and other financial institutions that are highly regulated. As of December 31, 2003, 86.3% of our contractual base rent from our portfolio was derived from financial institutions in the aggregate and 82.8% was derived from entities with current credit ratings of A or better as reported by Standard & Poor’s. Contractual base rent is the contractual rent required to be paid by a tenant under a lease during the ensuing 12 month period, taking into account all scheduled rental increases and decreases, but excluding reimbursable expenses and the effect of straightlining. Our bank tenants are subject to regulatory oversight by government agencies that is intended to ensure ongoing financial viability. As of December 31, 2003, 13.7% of the contractual base rent from our portfolio was derived from non-financial institution tenants. While our non-financial institution tenants typically do not have credit ratings by Standard & Poor’s or other similar credit-reporting agencies, and are not required to have any minimum credit rating, we typically assess such prospective tenants by performing background analysis consistent with industry practices evaluating both the general desirability of the tenants as well as their ability to comply with the financial and other terms of our leases.

•	Diversified Real Estate Strategy. Our portfolio is diversified geographically and by asset type within the banking industry. As of December 31, 2003, our portfolio included both small and large office buildings, as well as bank branches, leased to 447 different tenants in 27 states and Washington D.C.

•	External Growth Opportunities. We believe that our focus on the banking industry, existing relationships with financial institutions, growing visibility in the banking industry and flexible acquisition structures will continue to provide us with opportunities to acquire properties that meet our portfolio criteria.

•

Internal Growth Opportunities. Through our specifically tailored transactions, we often acquire partially occupied properties at prices based on rental income being generated at the time of the acquisition. We also acquire vacant bank branches under our formulated price contracts based on independent appraisals using a valuation methodology that values the property based on its highest and best use and its alternative use, and then applies a negotiated discount. Through our active management and leasing efforts, we believe that we are well-positioned to maximize the value of the underutilized or vacant real estate we acquire. In addition, we strive to increase cash flow by negotiating leases with scheduled rent increases.

•	Stable Risk-Adjusted Returns. We typically enter into long-term triple net or bond net leases with our tenants, many of which are the sellers of the properties. As of December 31, 2003, the weighted average term of our leases was 13.3 years. In addition, as of December 31, 2003, approximately 86.6% of our contractual base rent was derived from triple net and bond net leases under which we are not responsible for operating expenses. We believe that these types of leases generate consistent and predictable returns, protecting us from market fluctuations and increases in operating expenses.

Property Improvements

Most of our bank branches and many of our office buildings are leased on a triple net or bond net basis. For these properties, the tenants are responsible for all improvements and are contractually obligated to perform all routine maintenance on the properties as well or, alternatively, to reimburse us for all of the expenses relating to these functions. For non-financial institution tenants in our office buildings, we typically provide a tenant improvement allocation in accordance with prevailing market conditions. In our office buildings, maintenance and improvements to common areas are incorporated into operating expenses for the buildings, which are passed through to net lease tenants. All of our tenant improvements are coordinated by our property management group and are performed by local outside contractors.

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Such laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using such property as collateral, and may adversely impact our investment on that property.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in the building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos- containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.

While we purchase many of our properties on an “as is” basis, our purchase contracts for such properties contain an environmental contingency clause, which permits us to reject a property because of any environmental hazard at such property.

We believe that our portfolio is in compliance in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters.

Competition

While we believe that our strategy and market focus represent an innovative approach, we nevertheless compete in acquiring properties with financial institutions, institutional pension funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors.

Among the positive factors relating to our ability to compete to acquire properties are our existing relationships with financial institutions, our growing visibility within the banking industry, our flexible acquisition structures and our ability to purchase the range of real estate assets owned by financial institutions.

Among the negative factors relating to our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to purchase properties;

•	many of our competitors have greater financial and operational resources than we have; and

•	our competitors or other entities may determine to pursue a strategy similar to ours.

We also face competition in leasing or subleasing available properties to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market.

Insurance

We carry comprehensive liability, casualty and rental loss insurance covering all of the properties in our portfolio. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We have also obtained terrorism insurance on some of our larger office buildings, which is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We intend to obtain similar terrorism insurance on office buildings that we acquire in the future to the extent required by our lenders. In addition, in certain areas, we pay additional premiums to obtain flood or earthquake insurance. We do not carry insurance for generally uninsured losses such as loss from riots.

Employees

We employed 93 full-time employees as of March 19, 2004. We believe that our relations with our employees are good.

Item 2.     Properties

As of December 31, 2003, we owned or held leasehold interests in 578 properties located in 27 states and Washington, D.C., containing an aggregate of approximately 17.2 million rental square feet. The following table presents our portfolio as of December 31, 2003, grouped according to the transaction in which we acquired the properties.

In thousands, except number of buildings and rentable square feet.

Transactions	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy Percentage	Contractual Base Rent (1)
Formation Transactions	Sept. 2002	82	1,447,568	94.1%	$23,394
Wachovia Bank	Dec. 2002	50	291,079	68.4%	2,877
Bank of America	Dec. 2002	18	571,733	52.2%	4,376
AmSouth Bank	Dec. 2002	4	10,209	0.0%	—
Dana Commercial Credit	Jan. 2003	16	3,759,634	100.0%	40,388
Pitney Bowes—Wachovia	March 2003	87	1,072,295	92.9%	12,861
Finova Capital—BB&T	April 2003	10	250,808	100.0%	2,296
Bank of America	May 2003	7	49,637	0.0%	—
Bank of America	June 2003	90	3,043,777	96.6%	25,834
Bank of America	June 2003	68	5,011,499	77.4%	38,504
Citigroup	Aug. 2003	12	59,123	13.3%	212
Pitney Bowes—Key Bank	Sept. 2003	31	153,950	100.0%	3,098
Pitney Bowes—Bank of America	Sept. 2003	97	479,418	94.1%	7,948
First States Wilmington, L.P.	Sept. 2003	1	263,058	100.0%	4,495
Single acquisitions	Sept. 2003	3	8,027	100.0%	102
Cooperative Bank	Dec. 2003	1	2,000	100.0%	96
General Electric (subsidiary)	Dec. 2003	1	750,000	95.9%	8,049

		578	17,223,815	88.9%	$174,530

(1)	The contractual rent required to be paid by a tenant under a lease during the ensuing 12 month period, taking into account all scheduled rental increases and decreases, but excluding reimbursable expenses and straightlining. Contractual base rent does not include any amounts attributable to periods after a property is sold or after the effective date of a contractual lease expiration or early termination. For gross leases, contractual base rent includes the entire amount paid by the tenant, including any portion that may be applied by the landlord to the payment of operating expenses.

The following descriptions reflect the principle terms of each significant acquisition.

Dana Commercial Credit Portfolio: In January 2003, we acquired 14 office buildings and two parking facilities, containing approximately 3,760,000 net rentable square feet, from a wholly owned subsidiary of Dana Commercial Credit Corporation. Under the terms of our net lease with Bank of America, we will receive annual minimum rental payments of $40.4 million from January 2003 through January 2010. From January 2011 through 2022, Bank of America is not required to pay any base rental income (except for a $3.0 million payment with respect to the month of January 2011). Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise permitted under the lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. In June 2003, Bank of America exercised its option to vacate appropriately 684,000 square feet in June 2004.

Wachovia Bank Formulated Price Contracts: In September 2002, we entered into a formulated price contract with Wachovia Bank, N.A. for the purchase of surplus bank branches in the bank’s entire retail banking territory. As of December 31, 2003, we have acquired 66 bank branches containing approximately 409,000 square feet under this contract.

Pitney Bowes—Wachovia Portfolio: In August 2002, we entered into an agreement with Pitney Bowes to acquire a portfolio of 87 properties acquired by Pitney Bowes through a sale leaseback arrangement with Wachovia Bank, N.A. In March 2003, we closed this transaction. Concurrent with this acquisition, we entered into net lease agreements with Wachovia Bank, N.A. for 74 properties, with the leases expiring at various dates from 2010 through 2023. In addition, in conjunction with this acquisition, we assumed net leases on the 13 remaining properties that are currently leased to various third party financial institutions, with leases expiring at various dates through 2010.

Finova Capital—BB&T: On April 15, 2003, we acquired from Finova Capital Corporation three office buildings and seven bank branches located in North Carolina consisting of approximately 251,000 rentable square feet. Each of these properties is leased to BB&T Corporation under a master lease, which expires on December 31, 2005. The lease may be renewed in whole but not in part at the option of the tenant for up to six additional terms of five years each.

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

In addition to the portion of the premises subject to the 20 year lease, as of December 31, 2003 Bank of America, N.A. occupied approximately 774,000 rentable square feet that it has the right to rent at a reduced rate through June 2004. Bank of America, N.A. is required to notify us, by June 30, 2004, whether it intends to vacate this square footage or add it to the lease at the then-current fair market rate or at the rate established by the 20 year lease, depending on the length of the term selected. Approximately 10.1% of the rentable square feet in the portfolio is currently leased to third parties. Bank of America, N.A. will pay us approximately $44.9 million in annual base rent under the 20 year lease for this portfolio, plus its portion of the operating expenses associated with the leased space, excluding the 847,000 rentable square feet that is occupied on a reduced rate basis.

Citigroup Formulated Price Contract: On August 28, 2003, we acquired 21 bank branches from Citigroup, including the assumption of 14 leasehold interests. These properties contain approximately 121,000 rentable square feet.

Pitney Bowes—Key Bank: On September 16, 2003, we acquired 31 bank branches from Pitney Bowes, which were previously acquired by Pitney Bowes pursuant to a sale leaseback arrangement with Key Bank, N.A. The properties contain 154,000 rentable square feet.

Pitney Bowes—Bank of America: On September 25, 2003, we acquired 97 bank branches containing approximately 479,000 square feet from Prefco III Limited Partnership. Bank of America, N.A. leases 73 of the properties for 20 years on a triple-net lease basis. Among the remaining properties, seven are leased to Bank of America, N.A. for varying terms, 14 are subleased with leases expiring in December 2008 and the remaining three were acquired vacant.

First States Wilmington, L.P.: On September 30, 2003, pursuant to the exercise of a purchase option entered into in May 2002, we acquired all of the ownership interests of First States Wilmington JV, L.P. (FSW), the beneficial owner of Three Beaver Valley, a Class A office building containing approximately 263,000 square feet. The property, located in Wilmington, DE, is fully occupied and leased on a triple-net basis to American International Insurance Company (a wholly-owned subsidiary of American Insurance Group) and Wachovia Bank, N.A. Total consideration paid by us for the FSW interests was $51.8 million, of which $44.8 million consisted of the assumption of variable rate debt. The remaining consideration consisted primarily of units of limited partnership in our operating partnership and cash. Prior to the acquisition, FSW was controlled by our Chief Executive Officer. Concurrent with this acquisition, we terminated the agreement with the existing property management company, which was wholly owned by our Chief Executive Officer.

Bank of America Plaza: On December 15, 2003, we acquired an office building located in St. Louis, Missouri from a subsidiary of General Electric containing approximately 750,000 square feet. The property is primarily occupied by Bank of America and International Business Machines Corp.

At December 31, 2003, we leased properties to 447 tenants. The following table sets forth information regarding leases with our five largest tenants based upon contractual base rent and rentable square feet.

Top Five Tenants	Number of Locations	Contractual Base Rent	Percent of Portfolio Contractual Base Rent	Rentable Square Feet	Percent of Portfolio Rentable Square Feet
Bank of America	266	$107,634,997	61.7%	10,878,332	63.2%
Wachovia	83	23,829,969	13.7	1,726,356	10.0
Key Bank	33	3,424,423	2.0	172,436	1.0
American International Insurance Co. (AIG)	1	2,622,821	1.5	158,033	0.9
BB&T	10	2,462,132	1.4	265,476	1.5

	393	$139,974,342	80.3%	13,200,633	76.6%

Item 3.     Legal Proceedings

None

Item 4.     Submission of Matters to a Vote by Security Holders

None

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common shares of beneficial interest trade on the New York Stock Exchange under the symbol “AFR.” The following table sets forth the high and low sales prices for each quarter in fiscal 2003 as quoted on the New York Stock Exchange commencing with the second quarter of fiscal 2003, which was the quarter during which we completed our initial public offering.

Fiscal Year 2003	Low	High
Second Quarter(1) . . . . . . . . . . . . . . . . . .	$14.09	$15.05
Third Quarter . . . . . . . . . . . . . . . . . . .	$13.40	$15.40
Fourth Quarter . . . . . . . . . . . . . . . . . .	$14.11	$17.30

(1)	Our common shares began trading on the New York Stock Exchange on June 26, 2003 in connection with our initial public offering.

The number of holders of record of our shares was 101 as of March 19, 2004. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

Dividend Policy and Distributions

We intend to continue to make regular quarterly distributions to our shareholders so that we distribute each year all or substantially all of our REIT taxable income and avoid paying corporate level income tax and excise tax on our earnings and qualify for the other tax benefits accorded to REITs under the Internal Revenue Code. In order to qualify as a REIT, we must distribute to our shareholders an amount at least equal to (i) 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain) plus (ii) 90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code less (iii) any excess non-cash income (as determined under the Internal Revenue Code).

Dividends will be authorized by our board of trustees and declared by us based upon a number of factors, including:

•	the rent received from our tenants;

•	the ability of our tenants to meet their other obligations under their leases;

•	debt service requirements;

•	capital expenditure requirements for our properties;

•	our taxable income;

•	the annual distribution requirement under the REIT provisions of the Internal Revenue Code;

•	our operating expenses; and

•	other factors that our board of trustees may deem relevant.

To the extent not inconsistent with maintaining our REIT status, we may retain accumulated earnings of our taxable REIT subsidiary in such subsidiary. Our ability to pay dividends to our shareholders will depend on our receipt of distributions from our operating partnership and lease payments from our tenants with respect to our properties.

For the period from September 10, 2002 through December 31, 2002, we declared our initial dividend of $0.22 per common share, payable to shareholders of record on December 31, 2002. We distributed this dividend on January 20, 2003. At the same time, our operating partnership paid a distribution of $0.22 per unit to operating partnership unitholders.

On March 21, 2003, we declared a dividend of $0.25 per common share, payable with respect to the quarter ended March 31, 2003, to shareholders of record on March 31, 2003. We distributed this dividend on April 17, 2003. At the same time, our operating partnership paid a distribution of $0.25 per unit to operating partnership unitholders.

On May 21, 2003, we declared a dividend of $0.25 per common share, payable with respect to the quarter ended June 30, 2003, to shareholders of record on June 10, 2003. We distributed this dividend on July 18, 2003. At the same time, our operating partnership paid a distribution of $0.25 per unit to operating partnership unitholders.

On September 17, 2003, we declared a dividend of $0.25 per common share, payable with respect to the quarter ended September 30, 2003, to shareholders of record on September 30, 2003. We distributed this dividend on October 15, 2003. At the same time, our operating partnership paid a distribution of $0.25 per unit to operating partnership unitholders.

On December 12, 2003, we declared a dividend of $0.25 per common share, payable with respect to the quarter ended December 31, 2003, to shareholders of record on December 31, 2003. We distributed this dividend on January 15, 2004. At the same time, the our operating partnership paid a distribution of $0.25 per unit to operating partnership unitholders.

We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. See the section entitled “Risk Factors” in Item 7A, Part II of this Form 10-K.

Use of Proceeds from Registered Offerings

On June 24, 2003, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-103499) filed under the Securities Act of 1933, and our registration statement on Form 8-A, filed under the Securities Exchange Act of 1934 (File No. 0001-31678), for an initial public offering (the “IPO”) of our common shares of beneficial interest. On June 30, 2003, we completed our IPO and sold 55,750,000 of our common shares at a price of $12.50 per share. In addition, a selling shareholder sold 200,000 of our common shares in the IPO at a price of $12.50 per share. The underwriters in the IPO were Banc of America Securities LLC, Friedman, Billings, Ramsey & Co., Inc., Deutsche Bank Securities Inc., UBS Securities LLC, Wachovia Securities, LLC, Legg Mason Wood Walker, Incorporated and Raymond James & Associates, Inc. (collectively, the “Underwriters”).

On June 26, 2003, the Underwriters notified us of their exercise of an option, granted under the terms of the Underwriting Agreement entered into with the Company in connection with the IPO, to purchase from the Company 8,392,500 additional common shares of beneficial interest, solely to cover overallotments. This transaction was also completed on June 30, 2003.

The net proceeds from the IPO were approximately $740.9 million, after we paid $60.9 million of offering expenses. We used approximately $374.4 million of the net proceeds of the IPO to fund the acquisition of the Bank of America portfolio acquired on June 30, 2003, and approximately $172.3 million to fund various acquisitions during the six months ended December 31, 2003. The remaining net proceeds from the offering were placed in short-term investments to fund future acquisitions or for working capital purposes.

Item 6.     Selected Consolidated and Combined Financial Data

The selected financial data presented below as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and the period from September 10, 2002 to December 31, 2002 are derived from the consolidated financial statements of American Financial Realty Trust. The financial data as of December 31, 2001, 2000, and 1999 and for the period January 1, 2002 to September 9, 2002 and the years ended December 31, 2001, 2000 and 1999 are derived from the combined financial statements of our predecessor entities, which consisted of American Financial Resource Group, Inc. and its wholly owned subsidiaries, First States Management Corp., First States Properties, Inc., Strategic Alliance Realty LLC, First States Properties, L.P., First States Partners, L.P., Chester Court Realty, L.P., Dresher Court Realty, L.P., First States Partners II, L.P., First States Partners III, L.P., First States Holdings, L.P., and the general partner of each of these partnerships, all of which are deemed to be our predecessor entities for accounting purposes.

The historical financial statements of our predecessor entities represent the combined financial condition and results of operations of the entities that previously owned our initial properties and operating companies, as well as several properties and an entity controlled by Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, or by his wife, Shelley D. Schorsch, our Senior Vice President—Corporate Affairs, that we did not acquire in connection with our formation transactions. In addition, the historical financial information for our predecessor entities included herein and set forth elsewhere reflects our predecessor entities’ corporate investment strategy. Historically, our predecessor entities often funded new acquisitions by selling core investment properties, a strategy which we discontinued when we became a REIT. Accordingly, historical financial results are not indicative of our future performance. In addition, since the financial information presented below is only a summary and does not provide all of the information contained in our financial statements, including related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements, including related notes and the Independent Auditors’ Report, which refers to the fact that the consolidated financial information for American Financial Realty Trust is presented on a different cost basis than that of the Predecessor and, therefore, is not comparable.

In thousands, except per share data
	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002
Operating Information:
Total revenues	$135,617	$13,511
Income (loss) from continuing operations	(25,329)	8,505
Net income (loss)	(18,822)	8,944
Basic income (loss) per share:
From continuing operations	(0.35)	0.21
From discontinued operations	0.09	0.01
Total basic loss per share	(0.26)	0.22
Diluted income (loss) per share:
From continuing operations	(0.35)	0.20
From discontinued operations	0.09	0.01
Total diluted loss per share	(0.26)	0.21
Dividends/distributions declared per common share and operating partnership units	1.00	0.22

Cash Flow Information:
From operating activities	102,421	12,645
From investing activities	(65,653)	(1,378,288)
From financing activities	113,548	1,426,485

	December 31, 2003	December 31, 2002
Balance Sheet Information:
Real estate investments at cost	$1,656,315	$250,544
Cash and cash equivalents	211,158	60,842
Marketable investments and accrued interest	67,561	144,326
Residential mortgage-backed securities portfolio	—	1,116,119
Intangible assets, net	114,610	2,413
Total assets	2,142,339	1,605,165
Mortgage notes payable	976,060	149,886
Reverse repurchase agreements	—	1,053,529
Total debt	976,060	1,203,415
Value of assumed lease obligations, net	49,485	1,268
Total liabilities	1,128,373	1,231,990
Minority interest	36,365	36,513
Total shareholders’ equity	977,601	336,662
Total liabilities and shareholders’ equity	2,142,339	1,605,165

	Predecessor
	Period from January 1, 2002 to September 9, 2002	Year Ended December 31,
		2001	2000	1999
Operating Information:
Total revenues	$24,373	$34,237	$17,226	$7,942
Income (loss) from continuing operations	(3,057)	(6,220)	4,657	2,908
Net income (loss)	5,657	(2,280)	5,156	3,073

Cash Flow Information:
From operating activities	2,382	4,587	112	(274)
From investing activities	12,413	(5,745)	(166,748)	(11,708)
From financing activities	(13,176)	949	118,121	11,998

	Predecessor
	December 31,
	2001	2000	1999
Balance Sheet Information:
Real estate investments, at cost	$177,578	$172,518	$37,495
Cash and cash equivalents	1,597	1,806	321
Marketable investments	546	14	6,359
Total assets	183,760	182,186	48,807
Mortgage notes payable	158,587	158,700	48,728
Line of credit borrowings	3,791	396	400
Other indebtedness	4,754	5,093	75
Total debt	167,132	164,189	49,203
Total liabilities	174,611	169,670	51,245
Owners’ net investment	9,149	12,516	(2,438)
Total liabilities and owners’ net investment	183,760	182,186	48,807

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated and combined financial statements and the notes thereto included elsewhere in this annual report.

Forward Looking Statements

The following discussion includes a number of forward-looking statements within the meaning of 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, reflecting information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. These forward-looking statements are subject to risks and uncertainties. Statements regarding the following subjects are forward-looking by their nature:

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to identify and complete additional property acquisitions;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Risks that we anticipate are discussed in more detail in the section entitled “Risk Factors” included in Item 7A, Part II of this Form 10-K.

Overview

We were formed as a self-administered, self-managed Maryland real estate investment trust, or REIT, on May 23, 2002, and commenced operations on September 10, 2002. We are focused primarily on acquiring and operating properties leased to regulated financial institutions. As banks continue to divest their corporate real estate, we believe that our contractual relationships, growing visibility within the banking industry and flexible acquisition and lease structures position us for continued growth. We seek to lease our properties to banks and other financial institutions generally using long-term triple net or bond net leases, resulting in stable risk-adjusted returns on our capital.

Our approach is designed to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that our strategy gives us a competitive advantage over more traditional real estate companies in acquiring real estate owned by banks and other financial institutions. We also believe that our recent transactions with Bank of America, N.A., Wachovia Bank, N.A., KeyBank, N.A. and State Street Bank demonstrate our ability to cultivate mutually beneficial relationships with leading financial institutions.

As of December 31, 2003, our portfolio consisted of 358 bank branches and 220 office buildings, containing an aggregate of approximately 17.2 million rentable square feet.

We are currently experiencing a period of rapid growth. Since June 30, 2003, the date we completed our initial public offering, through December 31, 2003, we have acquired 339 properties, containing approximately 10.1 million rentable square feet for an aggregate purchase price of approximately $1,063.9 million. As a result of the rapid growth of our portfolio, total revenues increased 257.8% from approximately $37.9 million during the combined year ended December 31, 2002 to $135.6 million during the year ended December 31, 2003.

In 2004, we intend to continue our strategy of acquiring high quality properties through a combination of sale leaseback transactions, specifically tailored transactions and through our formulated price contracts, and to finance our acquisitions with a combination of equity and debt. We expect to arrange long-term debt primarily on a secured, fixed rate basis. Further, we intend to continue to grow our existing relationships and develop new relationships throughout the banking industry, which we expect will lead to further acquisition opportunities.

On February 17, 2004, we completed the acquisition of State Street Financial Center, a 36-story, Class A office building in Boston’s Financial District that is 100% leased to a wholly-owned affiliate of State Street Corporation, a global financial services company. The property also includes a 900-space parking garage. We acquired State Street Financial Center for a purchase price of $705.4 million and financed the acquisition with available cash, $520.0 million in debt financing and the issuance of 1,975,000 units in our operating partnership, valued at $35.9 million. The debt financing on the property has a 20-year term, amortizes to a $150 million principal balance at maturity and carries a fixed interest rate of 5.79%. For the first six months of the term of the debt, our interest payments will be based on a floating rate of LIBOR + 1.25%.

In connection with the acquisition, we completed a broad lease amendment with State Street Corporation, under which State Street Corporation will pay annual rent for the office building equal to approximately $63.9 million plus all operating expenses of the property in excess of $16.4 million annually. We have also agreed to terms with State Street Corporation on a triple net lease for the property’s parking garage. This lease, which we expect to complete by March 31, 2004, will provide for annual rent of $2.5 million in 2004, $3.0 million in 2005, $3.5 million in 2006, $4.0 million in 2007, $4.4 million in 2008, $4.8 million for 2009 and thereafter increasing by a cost of living adjustment.

Reconciliation of Non-GAAP Financial Measures

We believe that funds from operations (FFO) is helpful to investors as a measure of our performance as an equity REIT because it provides investors with an understanding of our operating performance and profitability. In addition, because this measure is commonly used in the REIT industry, our use of FFO may assist investors in comparing our performance with that of other REITs.

We define FFO as net income (loss) before minority interest in our operating partnership (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains (or losses) from debt restructuring, including gains (or losses) on sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

Adjusted funds from operations (AFFO) is a computation often made by REIT industry analysts and investors to measure a real estate company’s cash flow generated from operations. We believe that AFFO is helpful to investors as a measure of our liquidity position, because along with cash flows generated from operating activities, this measure provides investors with an understanding or our ability to pay dividends. In addition, because this measure is commonly used in the REIT industry, our use of AFFO may assist investors in comparing our liquidity position with that of other REITs. We calculate AFFO by subtracting from or adding to FFO (i) normalized recurring expenditures that are capitalized by us and then amortized, but which are necessary to maintain our properties and revenue stream (e.g., leasing commissions and tenant improvement allowances), (ii) an adjustment to reverse the effects of straightlining of rents and (iii) the amortization or accrual of various deferred costs including intangible assets, financing costs and deferred compensation.

Our calculation of FFO and AFFO differs from the methodology for calculating FFO and AFFO utilized by certain other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered alternatives to net income as measures of profitability, nor are they equivalent to cash flow provided by operating activities determined in accordance with GAAP. Further, FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties.

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income (loss):

	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002
	(in thousands, except per share data)
Funds from operations:
Net income (loss)	$(18,822)	$8,944
Minority interest in operating partnership	(1,454)	938
Depreciation and amortization	44,529	2,614

Funds from operations	$24,253	$12,496

Adjusted funds from operations:
Funds from operations	$24,253	$12,496
Straightline rental income, net	23,742	(548)
Tenant improvements and leasing commissions	(1,074)	(369)
Amortization of deferred costs, including the value of in-place leases, customer relationship value and financing costs	10,541	398
Amortization of fair market rental adjustment, net	351	(36)
Amortization of deferred compensation	3,361	215
Realized gain on sales of investments, net	9,239	280
Accrual for Outperformance Plan-contingent restricted share component	5,238	—

Adjusted funds from operations	$75,651	$12,436

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the accounting estimates that management believes are critical to the preparation of our consolidated and combined financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of its leases reported on a straightline basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straightline basis accounting requires us to record as an asset, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of an unbilled rent receivable is in doubt, we would record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable, which would have an adverse effect on our net income for the period in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and shareholders’ equity.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. We utilize independent appraisals or internal estimates to determine the respective property values. Our estimates of value are made using methods similar to those used by independent appraisers. Factors considered by us in our analysis include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from 6 to 18 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 5 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

Amounts allocated to land, buildings, tenant improvements and equipment and fixtures, respectively are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straightline method over the estimated life of 40 years for buildings, five to seven years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements.

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired.

Accounting for Derivative Financial Investments and Hedging Activities

We account for our derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts are reclassified from other comprehensive income to the income statements in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133.

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

As discussed above, fair value adjustments were applied to certain asset and liability accounts, in connection with our acquisition of the initial properties in the formation transactions.

We have combined the operating results for the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002 as we believe this comparison to the year ended December 31, 2003 is more meaningful (amounts are in thousands):

			Predecessor
	Combined Year Ended December 31, 2002(1)	Period from September 10, 2002 to December 31, 2002	Period from January 1, 2002 to September 9, 2002
Revenues:
Rental income	$26,179	$8,310	$17,869
Operating expense reimbursements	8,390	2,813	5,577
Interest income	2,456	2,351	105
Other income	859	37	822

Total revenues	37,884	13,511	24,373

Expenses:
Property operating expenses	11,000	3,808	7,192
General and administrative	8,340	3,645	4,695
Interest expense on mortgages and other debt	13,166	3,421	9,745
Depreciation and amortization	8,673	2,875	5,798

Total expenses	41,179	13,749	27,430

Loss before net interest income on residential mortgage-backed securities, loss on investments, minority interest and discontinued operations	(3,295)	(238)	(3,057)

Interest income from residential mortgage-backed securities, net of expenses	16,385	16,385	—
Interest expense on reverse repurchase agreements	(6,578)	(6,578)	—

Net interest income on residential mortgage-backed securities	9,807	9,807	—

Loss on investments	(280)	(280)	—

Income (loss) from continuing operations before minority interest	6,232	9,289	(3,057)
Minority interest	(784)	(784)	—

Income (loss) from continuing operations	5,448	8,505	(3,057)

Discontinued operations:
Loss from operations, net of minority interest of $25 for the period from September 10, 2002 to December 31, 2002, $0 for the period from January 1, 2002 to September 9, 2002	(1,022)	(236)	(786)
Gains on disposals, net of minority interest of $71 for the period from September 10, 2002 to December 31, 2002, $0 for the period from January 1, 2002 to September 9, 2002	10,175	675	9,500

Income from discontinued operations	9,153	439	8,714

Net income	$14,601	$8,944	$5,657

(1)	These amounts represent the unaudited combined results of operations for the year ended December 31, 2002, which we believe makes the most useful comparison to the years ended December 31, 2003 and 2001. The periods before and after September 10, 2002 are presented on a different basis of accounting. Accordingly, certain line items, such as rental income and depreciation and amortization expense, may not be comparable to the prior period.

Comparison of Years Ended December 31, 2003 and 2002

Net Income

Net income (loss) decreased approximately $33.4 million to a net loss of approximately $18.8 million for the year ended December 31, 2003 from a net income of approximately $14.6 million for the combined year ended December 31, 2002. This decrease was primarily attributable to (i) an increase in general and administrative expenses of approximately $11.4 million related to compensation and other employee benefits, insurance premiums and professional fees, (ii) a realized loss on investments of approximately $9.2 million due to the sale of our residential mortgage-backed securities portfolio and the termination of a related hedging agreement, and (iii) approximately $7.2 million related to the cash and contingent restricted share components of our 2003 Outperformance Plan. The remaining decrease of $5.6 million relates to the net impact of our acquisition of 479 properties during the year ended December 31, 2003, including depreciation, amortization and the interest expense associated with the financing of certain acquisitions.

Revenues

Rental income increased approximately $66.7 million, or 254.6%, to approximately $92.9 million for the year ended December 31, 2003 from approximately $26.2 million for the year ended December 31, 2002. The increase was attributable primarily to revenues received from the properties we acquired from Dana Commercial Credit Corp, Pitney Bowes, Finova Capital, Bank of America, N.A., a subsidiary of General Electric, properties acquired under our formulated price contracts, and First States Wilmington, L.P. which was acquired from a related party.

Operating expense reimbursements increased approximately $27.3 million, or 325.0%, to approximately $35.7 million for the year ended December 31, 2003 from approximately $8.4 million for the year ended December 31, 2002. This increase was attributable primarily to operating expense reimbursements for properties we acquired from Bank of America, N.A. in December 2002 and June 2003.

Comparisons of rental income and operating expense reimbursements for the years ended December 31, 2003 and 2002 by real estate portfolio are as follows (amounts are in thousands):

	Date(s) of Acquisition	Rental Income(1)		Operating Expense Reimbursements
Portfolio Name		2003	2002	2003	2002
Formation Transactions	Sept. 2002	$25,960	$25,833	$7,371	$8,199
Formulated Price Contracts	Dec. 2002	1,766	92	284	—
Bank of America	Dec. 2002	4,657	181	2,006	191
Dana Commercial Credit	Jan. 2003	16,816	—	—	—
Pitney Bowes – Wachovia	March 2003	10,242	—	12	—
Finova Capital – BB&T	April 2003	1,627	—	—	—
Bank of America	June 2003	33,497	—	25,258	—
Pitney Bowes – Key Bank	Sept. 2003	863	—	—	—
Pitney Bowes – Bank of America	Sept. 2003	1,699	—	—	—
First States Wilmington, L.P.	Sept. 2003	1,170	—	421	—
Cooperative Bank	Dec. 2003	3	—	—	—
General Electric (subsidiary)	Dec. 2003	406	—	327	—
Formulated Price Contracts	Various – 2003	974	—	66	—
Discontinued operations		(6,768)	73	—	—

Totals		$92,912	$26,179	$35,745	$8,390

(1) – Includes adjustments for straightline rent as applicable.

Interest income from investments (other than investments in our residential mortgage-backed securities portfolio, which were sold in 2003) increased approximately $1.0 million, or 40.0% to approximately $3.5 million for the year ended December 31, 2003 from approximately $2.5 million for the year ended December 31, 2002. This increase was due to interest income generated on investments made with the proceeds of our June 2003 IPO.

Other income increased approximately $2.6 million, or 288.9%, to approximately $3.5 million for the year ended December 31, 2003 from approximately $0.9 million for the year ended December 31, 2002. The increase was primarily attributable to higher tenant lease termination fees compared to the prior year.

Expenses

Total expenses increased approximately $117.1 million, or 284.2%, to approximately $158.3 million for the year ended December 31, 2003 from approximately $41.2 million in the year ended December 31, 2002. This increase resulted primarily from additional property operating, general and administrative, interest, and depreciation and amortization expenses for the properties we acquired with the proceeds of our 2002 private placement and our 2003 IPO.

Property operating expenses increased approximately $39.3 million, or 357.3%, to approximately $50.3 million for the year ended December 31, 2003 from approximately $11.0 million in the year ended December 31, 2002. This increase was due primarily to expenses associated with the office properties we acquired from Bank of America, N.A in December 2002 and June 2003, and properties acquired under our formulated price contracts. Comparisons of property operating expenses for the years ended December 31, 2003 and 2002 by real estate portfolio are as follows (amounts are in thousands):

	Date(s) of Acquisition	Property Operating Expenses
Portfolio Name		2003	2002
Formation Transactions	Sept. 2002	$12,438	$11,286
Formulated Price Contracts	Dec. 2002	772	41
Bank of America	Dec. 2002	3,968	117
Dana Commercial Credit	Jan. 2003	347	—
Pitney Bowes – Wachovia	March 2003	155	—
Finova Capital – BB&T	April 2003	59	—
Bank of America	June 2003	35,803	—
Pitney Bowes – Key Bank	Sept. 2003	49	—
Pitney Bowes – Bank of America	Sept. 2003	38	—
First States Wilmington, L.P.	Sept. 2003	485	—
Cooperative Bank	Dec. 2003	—	—
General Electric (subsidiary)	Dec. 2003	396	—
Formulated Price Contracts	Various – 2003	2,111	—
Discontinued operations		(6,371)	(444)

Totals		$50,250	$11,000

General and administrative expenses increased approximately $11.4 million, or 137.3%, to approximately $19.7 million for the year ended December 31, 2003 from approximately $8.3 million in the year ended December 31, 2002. Of this increase, approximately $5.8 million relates to additional compensation and employee related expenses, resulting from the increased number of employees we needed to operate as a public company and to manage a substantially increased number of properties. The increase in general and administrative expense is also attributable to $3.4 million for the amortization of restricted shares that were awarded to management and our Board of Trustees following our IPO, $1.0 million for additional trustees and officer’s insurance premiums, and $1.2 million for professional fees.

During the year ended December 31, 2003, we incurred $2.0 million and $5.2 million related to the cash and contingent restricted share components of our 2003 Outperformance Plan, respectively. The Outperformance Plan was approved by the Company’s Board of Trustees in May 2003, thus no such expense was incurred during the year ended December 31, 2002.

Interest expense on mortgages and other debt increased approximately $18.1 million, or 137.1%, to approximately $31.3 million for the year ended December 31, 2003 from approximately $13.2 million in the year ended December 31, 2002. This increase is the result of borrowings used to finance the acquisition of properties from Dana Commercial Credit Corporation, Pitney Bowes (Wachovia portfolio) and the Bank of America portfolio acquired on June 30, 2003.

The following table summarizes our interest expense on mortgages by real estate portfolio for the years ended December 31, 2003 and 2002 (amounts are in thousands). Please refer to the mortgage debt table in the Liquidity and Capital Resources section of Item 7 of this Form 10-K for additional information including the properties financed and the related interest rates and debt payment schedule.

	Date(s) of Acquisition	Interest Expense
Portfolio Name		2003	2002
Formation Transactions	Sept. 2002	$11,782	$13,411
Formulated Price Contracts	Dec. 2002	1	—
Bank of America	Dec. 2002	7	—
Dana Commercial Credit	Jan. 2003	8,341	—
Pitney Bowes – Wachovia	March 2003	3,012	—
Finova Capital – BB&T	April 2003	—	—
Bank of America	June 2003	7,326	—
Pitney Bowes – Key Bank	Sept. 2003	—	—
Pitney Bowes – Bank of America	Sept. 2003	123	—
First States Wilmington, L.P.	Sept. 2003	649	—
Cooperative Bank	Dec. 2003	—	—
General Electric (subsidiary)	Dec. 2003	—	—
Formulated Price Contracts	Various – 2003	53	—
Discontinued operations		—	(245)

Totals		$31,294	$13,166

Depreciation and amortization expense increased approximately $41.1 million, or 472.4%, to approximately $49.8 million for the year ended December 31, 2003 from approximately $8.7 million in the year ended December 31, 2002. This increase was due to an increase in the cost basis of the properties we acquired in our formation transactions, to depreciation expense related to properties we acquired following our formation transactions and to amortization expense related to intangible assets recorded in connection with these property acquisitions. This increase was partially offset by the elimination of depreciation expense related to properties owned by our predecessor entities that we did not acquire in our formation transactions.

The following table summarizes depreciation and amortization expense for real estate assets by portfolio for the years ended December 31, 2003 and 2002 (amounts are in thousands).

	Date(s) of Acquisition	Depreciation and Amortization Expense
Portfolio Name		2003	2002
Formation Transactions	Sept. 2002	$10,477	$8,850
Formulated Price Contracts	Dec. 2002	828	59
Bank of America	Dec. 2002	1,298	59
Dana Commercial Credit	Jan. 2003	13,618	—
Pitney Bowes – Wachovia	March 2003	7,716	—
Finova Capital – BB&T	April 2003	905	—
Bank of America	June 2003	14,455	—
Pitney Bowes – Key Bank	Sept. 2003	471	—
Pitney Bowes – Bank of America	Sept. 2003	861	—
First States Wilmington, L.P.	Sept. 2003	898	—
Cooperative Bank	Dec. 2003	—	—
General Electric (subsidiary)	Dec. 2003	396	—
Formulated Price Contracts	Various-2003	270	—
Discontinued operations		(2,383)	(295)

Totals		$49,810	$8,673

Interest Income on Residential Mortgage-Backed Securities, net of expenses. Interest income from our residential mortgage-backed securities portfolio decreased approximately $7.4 million, or 45.1%, to approximately $9.0 million for the year ended December 31, 2003 from approximately $16.4 million in the year ended December 31, 2002. This decrease was the result of reducing our portfolio of residential mortgage backed securities in the first quarter of 2003 and reinvesting the funds in property acquisitions. On May 21, 2003, our Board of Trustees approved the sale of all remaining residential mortgage-backed securities in our portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance the portfolio and the termination of a related hedging agreement. These transactions were completed during the second quarter of 2003. Interest income from our residential mortgage-backed securities portfolio is net of investment advisory expenses paid to FBR Investment Management, Inc. (FBR), an affiliate of Friedman, Billings, Ramsey & Co., Inc., for services rendered in connection with this portfolio. FBR served as placement agent in connection with our September 2002 private placement and served as co-lead manager of our 2003 IPO.

Interest expense on reverse repurchase agreements decreased approximately $2.2 million, or 33.3%, to approximately $4.4 million for the year ended December 31, 2003 from approximately $6.6 million in the year ended December 31, 2002. This decrease was the result of the sale of our portfolio of residential mortgage-backed securities and related borrowings under reverse repurchase agreements as described above. These transactions were completed during the second quarter of 2003.

Realized Loss on Investments. Realized loss on sales of investments was approximately $9.2 million for the year ended December 31, 2003 as compared to approximately $0.3 million for the year ended December 31, 2002 and represents losses on the sale of investments in our residential mortgage-backed security portfolio and the termination of a related hedging agreement.

Minority Interest. Minority interest increased approximately $2.8 million to approximately $2.0 million for the year ended December 31, 2003 from approximately ($0.8) million in the year ended December 31, 2002 and represents an allocation of net income to unitholders in our operating partnership and an allocation of net income from our 123 South Broad Street property to individuals who own an 11% limited partnership interest in the entity that owns that property. We did not have minority interest prior to the completion our formation transactions on September 10, 2002.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $0.9 million to approximately $1.9 million, net of minority interest of $86,000, for the year ended December 31, 2003 from a loss of approximately $1.0 million, net of minority interest of $25,000, in the year ended December 31, 2002. This increase was primarily due to impairment losses recorded on properties held for sale or sold as of December 31, 2003.

Discontinued Operations—Net Gain on Sales of Properties. Net gain on sales of properties decreased approximately $1.8 million to a net gain of approximately $8.4 million, net of minority interest of $382,000 and an income tax provision of $2.7 million, for the year ended December 31, 2003 from a net gain of approximately $10.2 million, net of minority interest of $71,000, in the year ended December 31, 2002. During the years ended December 31, 2003 and 2002, we sold and terminated leases on 38 properties and 27 properties, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of individual properties that do not meet such criteria. Pursuant to that policy, we generally intend to commence our efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within 12 months of acquisition. If we sell properties at a gain, we may incur income taxes on such gains.

Comparison of Years Ended December 31, 2002 and 2001

Net Income

Net income (loss) increased approximately $16.9 million to net income of approximately $14.6 million for the year ended December 31, 2002 from net loss of approximately $2.3 million for the year ended December 31, 2001. This increase was primarily due to interest income of approximately $16.4 million from our residential mortgage-backed securities portfolio purchased with proceeds from our September 2002 private placement. We did not invest in residential mortgage-backed securities in 2001.

Revenues

Rental income increased approximately $0.4 million, or 1.6%, to approximately $26.2 million for the year ended December 31, 2002 from approximately $25.8 million for the year ended December 31, 2001. The increase was attributable to the amortization of fair value adjustments that were applied to certain asset and liability accounts in connection with our acquisition of the initial properties in our formation transactions, and from revenues received from rent on properties we acquired following our formation transactions with the proceeds of our September 2002 private placement. The increase was partially offset by a loss of revenue from properties owned by our predecessor entities that we did not acquire in our formation transactions.

Operating expense reimbursements increased approximately $0.7 million, or 9.1%, to approximately $8.4 million for the year ended December 31, 2002 from approximately $7.7 million for the year ended December 31, 2001. This increase was due to higher real estate taxes at our 123 South Broad Street property, additional insurance premiums for terrorism coverage, and increases in utilities and operating expenses for properties we acquired with the proceeds of our September 2002 private placement.

Interest income from investments (other than investments in our residential mortgage-backed securities portfolio) increased approximately $2.3 million to approximately $2.5 million for the year ended

December 31, 2002 from approximately $0.2 million for the year ended December 31, 2001. This increase was due to interest income generated on temporary investments made with the proceeds of our September 2002 private placement.

Other income increased approximately $0.3 million to approximately $0.9 million for the year ended December 31, 2002 from approximately $0.6 million for the year ended December 31, 2001. This increase was due to commission income earned in 2002 by our wholly owned subsidiary, Strategic Alliance Realty LLC, which was partially offset by a reduction in accounting and support service fees charged by our predecessor entities.

Expenses

Total expenses increased approximately $0.7 million, or 1.7%, to approximately $41.2 million for the year ended December 31, 2002 from approximately $40.5 million for the year ended December 31, 2001. This increase resulted primarily from increases in property operating, general and administrative, and depreciation and amortization expenses, and was partially offset by a decrease in interest expense.

Property operating expenses increased approximately $1.2 million, or 12.2%, to approximately $11.0 million for the year ended December 31, 2002 from approximately $9.8 million for the year ended December 31, 2001. This increase was due to higher real estate taxes, additional insurance premiums for terrorism insurance, leasehold rent expense for leases assumed during 2002 and additional expenses associated with properties acquired with the proceeds of our September 2002 private placement.

General and administrative expenses increased approximately $0.1 million, or 1.2%, to approximately $8.3 million for the year ended December 31, 2002 from approximately $8.2 million for the year ended December 31, 2001. This increase was primarily due to additional compensation for personnel we hired following our September 2002 private placement, partially offset by lower bad debt expense, decreased professional fees and the absence during 2002 of organizational costs incurred during 2001 in connection with the formation of First States Holdings, L.P.

Interest expense on mortgages and other debt decreased approximately $0.9 million, or 6.4%, to approximately $13.2 million for the year ended December 31, 2002 from approximately $14.1 million for the year ended December 31, 2001. This decrease was due to the repayment of a credit facility held by First States Holdings, L.P., the elimination of interest expense relating to mortgages on properties owned by our predecessor entities that we did not acquire in our formation transactions, and a reduction in interest expense attributable to the amortization of fair value adjustments that were applied to mortgage notes payable in connection with our acquisition of the initial properties in our formation transactions.

Depreciation and amortization expense increased approximately $0.3 million, or 3.6%, to approximately $8.7 million for the year ended December 31, 2002 from approximately $8.4 million for the year ended December 31, 2001. This increase was due to an increase in the cost basis of the properties we acquired in our formation transactions and to the depreciation expense related to properties we acquired with the proceeds of our September 2002 private placement. This increase was partially offset by the elimination of depreciation expense related to properties owned by our predecessor entities that we did not acquire in our formation transactions.

Interest Income on Residential Mortgage-Backed Securities, net of expenses. Interest income from our residential mortgage-backed securities portfolio was approximately $16.4 million for the year ended December 31, 2002. We did not invest in residential mortgage-backed securities prior to our formation transactions in September 2002. Interest income from our residential mortgage-backed securities portfolio is net of investment advisory expenses paid to FBR for services rendered in connection with this portfolio.

Interest expense on reverse repurchase agreements was approximately $6.6 million for the year ended December 31, 2002, and represents interest expense on borrowings incurred in connection with our residential mortgage-backed securities portfolio. We did not invest in residential mortgage-backed securities in 2001.

Unrealized and Realized Loss on Investments. Realized loss on the sale of investments was approximately $0.3 million for the year ended December 31, 2002 and represents aggregate losses on the sale of investments in our residential mortgage-backed securities portfolio. We did not invest in this portfolio in 2001.

Minority Interest. Minority interest was approximately $0.8 million for the year ended December 31, 2002 and represents an allocation of net income to the other unitholders in our operating partnership and an allocation of net income from our 123 South Broad Street property to individuals who hold an 11% limited partnership interest in the entity that owned that property during the period from September 10, 2002 to December 31, 2002. We did not have minority interest in 2001.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $0.8 million, to approximately $1.0 million for the year ended December 31, 2002, from a loss of approximately $0.2 million for the year ended December 31, 2001. This increase was due to an impairment loss recorded on properties held for sale or sold as of December 31, 2002.

Discontinued Operations—Net Gain on Sales of Properties. Net gain on sales of properties increased approximately $6.1 million to approximately $10.2 million, net of minority interest of $71,000 and an income tax provision of approximately $131,000, for the year ended December 31, 2002 from a net gain of approximately $4.1 million for the year ended December 31, 2001. In 2002, we sold 22 properties in separate transactions consisting primarily of occupied bank branch properties, whereas in 2001, we sold 45 properties in separate transactions, consisting primarily of vacant bank branch properties.

Cash Flows

For the year ended December 31, 2003

We had cash and cash equivalents totaling approximately $211.2 million and short-term investments totaling approximately $67.6 million at December 31, 2003. During the year ended December 31, 2003, net cash provided from operating activities was approximately $102.4 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. In January 2003, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of a lease we assumed in the acquisition of a portfolio of 14 office building and two parking facilities from a wholly owned subsidiary of Dana Commercial Credit Corporation.

Net cash used for investing activities was approximately $65.7 million, and included (i) sales of residential mortgage-backed securities of approximately $939.6 million, (ii) receipt of principal payments on residential mortgage-backed securities of approximately $172.6 million, (iii) net sales of marketable investments of approximately $76.8 million, (iv) acquisitions of real estate investments, net of proceeds on sales of real estate investments, of approximately $1,273.9 million, (v) capital expenditures of approximately $3.1 million, and (vi) an increase in restricted cash of approximately $11.7 million.

Net cash provided by financing activities was approximately $113.5 million, and included (i) repayments of reverse repurchase agreements of approximately $1,053.5 million, (ii) proceeds from share issuances of approximately $740.9 million, (iii) payment of dividends and distributions to operating partnership unitholders and shareholders of approximately $63.0 million, (iv) repayment of mortgage notes and bridge notes payable of approximately $935.4 million, (v) payment for deferred financing costs of approximately $36.1 million, (vi) borrowings under bridge loans of approximately $666.9 million and (vii) borrowings under mortgage notes payable of approximately $793.5 million.

For the combined periods from January 1, 2002 to September 9, 2002 and September 10, 2002 to December 31, 2002

For the combined periods from January 1, 2002 to September 9, 2002 and September 10, 2002 to December 31, 2002, net cash provided by operating activities was approximately $15.0 million. The level of cash flows provided by operating activities is affected by timing of receipts of rent and payment of operating and interest expenses.

Net cash used in investing activities for the combined periods was approximately $1,365.9 million, and included (i) proceeds of approximately $19.1 million from the sale of 24 properties during the period, (ii) capital expenditures of approximately $1.2 million, (iii) acquisitions of real estate investments of approximately $95.0 million, (iv) an increase in restricted cash of approximately $7.5 million, (v) net purchases of marketable securities of approximately $143.4 million and (vi) purchases of residential mortgage-backed securities of approximately $1,167.5 million.

Net cash provided by financing activities for the combined periods was approximately $1,413.4 million, and included (i) borrowings under reverse repurchase agreements of approximately $1,053.5 million, (ii) repayment of mortgage and bridge notes payable of approximately $21.6 million, (iii) payments for deferred financing costs of approximately $0.1 million, (iv) distributions to limited partners of approximately $3.9 million, (v) proceeds from mortgage notes payable of approximately $10.4 million, (vi) proceeds from share issuances of approximately $378.6 million and (vii) contributions by limited partners of approximately $1.7 million.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

We had an aggregate of $278.8 million of cash and cash equivalents and short-term investments at December 31, 2003. In February 2004 we used approximately $150 million and $9.5 million to fund a portion of the acquisition of State Street Financial Center and five bank branches from Potomac Realty Ltd., respectively. Remaining funds will be used for future acquisitions and general working capital purposes. In addition to scheduled amortization, during 2004, $44.8 million of our outstanding debt will mature. We intend to refinance such debt at maturity.

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures associated with our properties, dividend payments and amortization of indebtedness. Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital, credit facilities and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for the next 12 months.

Under the terms of our triple net and bond net leases, the tenant is responsible for substantially all expenses associated with the operation of the related property, such as taxes, insurance, utilities, routine maintenance and capital improvements. As a result of these arrangements, we do not anticipate incurring substantial unreimbursed expenses in connection with these properties during the terms of the leases. We expect to incur operating and capital expenditures at properties that have tenants with leases that are not written on a triple net or bond net basis. We also expect to incur capital expenditures, such as tenant improvements allowances and leasing commissions, in connection with the leasing of space in our office buildings.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with the acquisition of additional properties. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, equity contributions from investors, long-term property mortgage indebtedness and sales of properties. In the future we will be dependent on all such sources to meet our long-term liquidity requirements.

We expect to continue to acquire properties in the next 12 months and to fund the equity portion of such acquisitions with available cash and/or by raising additional equity capital. We intend to fund the remaining portion of the purchase price through borrowings, which we intend to arrange in accordance with our general borrowings policies.

Our properties are encumbered by mortgages aggregating approximately $972.1 million in outstanding principal amount as of December 31, 2003, some of which are secured by first liens on encumbered properties. The mortgages on our properties bear interest at effective fixed and variable rates ranging from 4.04% to 12.50% with various terms extending to the year 2024. The table below summarizes the properties financed and the principal payments required as of December 31, 2003 (amounts in millions, except number of buildings):

	Number of Buildings	Principal Balance at December 31, 2003(1)	Interest Rate	Principal Payments and Debt Maturity Schedule
Property				2004	2005	2006	2007	2008	2009	Thereafter
Bank of America Small/Large Office Portfolio	153	$440.0	5.47%	$—	$3.3	$6.9	$7.3	$7.7	$8.2	$406.6
Dana Commercial Credit Portfolio	14	200.0	4.04%	19.0	19.7	20.5	21.4	22.2	23.1	74.1
Pitney Bowes—Bank of America Portfolio	73	65.0	5.33%	3.6	3.1	3.3	2.9	2.0	1.6	48.5
123 S. Broad Street Unit 2, Philadelphia, PA(2)	1	51.8	8.43%	0.4	0.5	0.5	50.4	—	—	—
Pitney Bowes—Wachovia Portfolio	41	49.4	4.07%	3.0	2.6	4.0	4.4	4.9	5.3	25.2
First States Wilmington, L.P.(3)	1	39.8	4.76%	39.8	—	—	—	—	—	—
123 S. Broad Street Unit 1, Philadelphia, PA(2)	1	35.7	8.43%	0.3	0.3	0.4	0.4	0.4	0.5	33.4
Pitney Bowes—Wachovia Portfolio	23	26.9	5.50%	0.8	0.8	0.9	0.9	1.0	1.0	21.5
610 Old York Road, Jenkintown, PA(2)	1	15.1	8.29%	0.1	0.1	0.2	0.2	0.2	0.2	14.1
177 Meeting Street, Charlestown, SC(2)	1	10.0	7.44%	0.1	0.2	0.2	0.2	0.2	0.2	8.9
First States Wilmington, L.P. (Mezzanine)	—	5.0	12.50%	5.0	—	—	—	—	—	—
50 W. Market Street, West Chester, PA(2)	1	3.7	6.50%	0.1	0.1	0.1	3.4	—	—	—
Debt between $1.0 million and $3.0 million(4)	8	9.5	6.33%	0.4	0.3	0.3	1.4	0.3	0.3	6.5
Debt less than $1.0 million(4)	33	20.2	5.34%	0.5	0.5	1.2	0.5	1.3	2.1	14.1

Total	351	$972.1	5.44%	$73.1	$31.5	$38.5	$93.4	$40.2	$42.5	$652.9

The mortgage notes payable contain various financial and non-financial covenants customarily found in mortgage notes, as well as a requirement that certain properties maintain a debt service coverage ratio of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12 month period. As of December 31, 2003, we were in compliance with all of these covenants.

(1)	Excludes unamortized debt premium as of December 31, 2003 of approximately $4.0 million.
(2)	Property acquired in Formation Transactions.
(3)	Variable-rate loan.
(4)	Includes an aggregate of $7.0 million in variable rate debt.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2003 (amounts in thousands):

	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total(1)
Mortgage notes payable—fixed-rate	$33,038	$69,591	$133,150	$689,537	$925,316
Mortgage notes payable—variable-rate	40,022	473	520	5,760	46,775
Operating leases	3,892	7,278	5,802	48,236	65,208
Purchase obligations	5,843	—	—	—	5,843

	$82,795	$77,342	$139,472	$743,533	$1,043,142

(1)	Excludes unamortized debt premium as of December 31, 2003 of approximately $4.0 million.

We generally intend to refinance the remaining principal balance of our mortgage notes payable as they become due or repay them if they relate to properties being sold.

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity or to finance acquisitions pending placement of permanent financing. To meet our short- and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our credit facilities as well as our bridge loans bear interest at variable rates. Our long-term debt, which consists of secured financings, typically bears interest at fixed rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2003, our debt included fixed-rate mortgages with a carrying value of approximately $929.2 million and a fair value of approximately $936.7 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in an decrease in the fair value of our fixed-rate debt by approximately $57.1 million. A 100 basis point decrease in market interest rates would result in a increase in the fair value of our fixed-rate debt by approximately $56.6 million.

As of December 31, 2003, our debt included variable-rate mortgage notes payable with a carrying value of $46.8 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $0.5 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assumes no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2003, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Risk Factors

An investment in our common shares or other securities involves a number of risks. The risks described below represent the material risks you should carefully consider before making an investment decision. If any of these risks occurs, our business, financial condition, liquidity and results of operations could be materially and adversely affected, in which case the price of our securities could decline significantly and you could lose all or a part of your investment.

Risks Related to Our Business and Properties

We have recently experienced and expect to continue to experience rapid growth and may not be able to adapt our management and operational systems to respond to the acquisition and integration of additional properties without unanticipated disruption or expense.

As a result of the rapid growth of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate these properties into our portfolio and manage any future acquisitions of properties without operating disruptions or unanticipated costs. Acquisition of additional properties may generate additional operating expenses that we would be required to pay. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate any future acquisitions into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

We commenced operations in September 2002 and completed our initial public offering in June 2003. Our management has a very limited history of operating a REIT and little experience operating a public company, and may therefore have difficulty in successfully and profitably operating our business. This limited experience may impede the ability of our management to execute our business plan successfully.

We have recently been organized and have a brief operating history. We will be subject to the risks generally associated with the formation of any new business. In addition, we recently completed the initial public offering of our common shares. Our management has limited experience operating a REIT and in managing a publicly owned company. Therefore, you should be especially cautious in drawing conclusions about the ability of our management team to execute our business plan.

If we are unable to acquire additional properties through our relationships with financial institutions or otherwise, our ability to execute our business plan and our operating results could be adversely affected.

One of our key business strategies is to capitalize on our relationships with financial institutions to acquire additional office buildings and bank branches. We have agreements with AmSouth Bank, Bank of America, N.A., KeyBank, N.A. and Wachovia Bank, N.A. to acquire surplus bank branches, however these agreements may be terminated upon 90 days notice by AmSouth Bank, Bank of America and KeyBank and by Wachovia Bank immediately upon written notice. Moreover, these agreements only cover surplus bank branches and do not cover each bank’s core office buildings and branches. Therefore we cannot assure you that we will be able to acquire desirable office buildings and bank branches and execute our business strategy. We may be unable to execute our business plan, which could have a material adverse effect on our operating results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

If we are unable to acquire additional properties from banks as a result of changes in banking laws and regulations or trends in the banking industry, we may be unable to execute our business plan and our operating results could be adversely affected.

Changes in current laws and regulations governing banks’ ability to invest in real estate beyond that necessary for the transaction of bank business and changing trends in the banking industry may affect banks’ strategies with respect to the ownership and disposition of real estate. For example, banks may decide, based on these changes or other reasons, to retain much of their real estate, sell their bank branches to another financial institution, redevelop properties or otherwise determine not to sell properties to us. In addition, if our relationships with financial institutions deteriorate or we are unable to maintain these relationships or develop additional relationships, we may be unable to acquire additional properties. We cannot assure you that we will be able to maintain our current rate of growth by acquiring properties acceptable to us in the future. If we are unable to acquire additional properties from financial institutions, we may be unable to execute our business plan, which could have a material adverse effect on our operating results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

Our agreements with financial institutions require us, with limited exceptions, to purchase properties on an “as is” basis and, therefore, the value of these properties may decline if we discover problems with the properties after we acquire them.

Our agreements with financial institutions require us to purchase surplus bank branch properties on an “as is” basis. We may receive limited representations, warranties and indemnities from the sellers in connection with our acquisition of such properties. If we discover issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations or other significant problems after we acquire the property, we typically have no recourse against the seller and the value of the property may be less than the amount we paid for such property. We may incur substantial costs in repairing a property that we acquire or in ensuring its compliance with governmental regulations. These capital expenditures would reduce cash available for distribution to our shareholders. In addition, we may be unable to rent these properties on terms favorable to us, or at all.

Our use of debt financing and our substantial existing debt obligations may decrease our cash flow and put us at a competitive disadvantage.

We have incurred, and may in the future incur, debt to fund the acquisition of properties. As of December 31, 2003, we had approximately $976.1 million of outstanding indebtedness. On May 27, 2003, we began to repay our outstanding indebtedness under reverse repurchase agreements, a process which we completed in June 2003, and terminated a related hedging arrangement, which resulted in a loss of approximately $10.2 million in the quarter ending June 30, 2003. Increases in interest rates on our existing variable rate indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay dividends. If we incur additional indebtedness, debt service requirements would increase accordingly, which could further adversely affect our financial condition and results of operations, our cash available for distribution to shareholders and our equity value. In addition, increased leverage could increase the risk of our default on debt obligations, which could ultimately result in loss of properties through foreclosure.

Since we anticipate that our cash from operations will be insufficient to repay all of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings, financing of unencumbered properties, sale of properties or the sale of additional equity. In 2004 and 2005, we will have to refinance or repay an aggregate amount of approximately $104.6 million of debt. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on unfavorable terms, which might result in losses to us and which might adversely affect cash available for distributions to shareholders. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, interest expense would increase, which could have a material adverse effect on our operating results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

We also may incur additional debt in connection with future acquisitions of real estate. We may borrow under our credit facilities or otherwise borrow new funds to acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate we acquire. We may also borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

Our substantial debt and any increases in our debt may harm our business and our financial results by, among other things:

•	requiring us to use a substantial portion of our cash flow from operations to pay interest, which reduces the amount available for operation of our properties or for the payment of dividends;

•	resulting in violation of restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	requiring us to sell one or more properties, possibly on unfavorable terms; and

•	limiting our ability to borrow funds for operations or to finance acquisitions in the future or to refinance our indebtedness at maturity or on terms as or more favorable than the terms of our original indebtedness.

Failure to hedge effectively against interest rate changes may adversely affect our operating results of operations.

We may experience interest rate volatility in connection with the variable debt that we may have outstanding from time to time. We may seek to mitigate our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, however these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes relating to our variable rate debt may have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

We may not have sufficient capital to fully perform our obligations to purchase properties under our agreements with financial institutions, which may subject us to liquidated or other damages or result in termination of these agreements.

Our agreements with financial institutions require us, with limited exceptions, to purchase all bank branches that the financial institutions determine to be surplus properties. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with whom we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan would be significantly impaired. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.

Failure of our tenants to pay rent could seriously harm our operating results and financial condition.

We rely on rent payments from our tenants as a source of cash to pay dividends to our shareholders. At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy, insolvency, or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our company. This risk is particularly prominent with respect to our office buildings and our sale leaseback properties, which typically have tenants with larger aggregate lease obligations than our bank branches. A default by a large tenant of one of these properties could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders.

In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property and prevents us from leasing that property by continuing to pay base rent for the balance of the term, it may seriously harm our business. Failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

The bankruptcy or insolvency of our tenants under their leases or delays by our tenants in making rent payments could seriously harm our operating results and financial condition.

Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or its property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

Many of our tenants are banks that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable banking laws and regulations. If the FDIC were appointed as receiver of a banking tenant because of a tenant’s insolvency, we would become an unsecured creditor of the tenant, and be entitled to share with the other unsecured non-depositor creditors in the tenant’s assets on an equal basis after payment to the depositors of their claims. The FDIC has in the past taken the position that it has the same avoidance powers as a trustee in bankruptcy, meaning that the FDIC may try to reject the tenant’s lease with us. As a result, we would be unlikely to have a claim for more than the insolvent tenant’s accrued but unpaid rent owing through the date of the FDIC’s appointment as receiver. In any event, the amount paid on claims in respect of the lease would depend on, among other factors, the amount of assets of the insolvent tenant available for unsecured claims. We may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

A significant portion of our properties is leased to banks, making us more economically vulnerable in the event of a downturn in the banking industry.

As of December 31, 2003, approximately 86.7% of our contractual base rent was derived from financial institutions, including regulated banks. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base were more diversified.

We acquire a substantial number of bank branches, which are specialty-use properties and therefore may be more difficult to lease to non-banks.

Bank branches are specialty-use properties that are outfitted with vaults, teller counters and other customary installations and equipment that require significant capital expenditures. Our revenue from and the value of the bank branches in our portfolio may be affected by a number of factors, including:

•	demand from financial institutions to lease or purchase properties that are configured to operate as bank branches;

•	demand from non-banking institutions to make capital expenditures to modify the specialty-use properties to suit their needs; and

•	a downturn in the banking industry generally and, in particular, among smaller community banks.

These factors may have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders, if financial institutions do not increase the number of bank branches they operate, do not find the locations of our bank branches desirable, or elect to make capital expenditures to materially modify other properties rather than pay higher lease or acquisition prices for properties already configured as bank branches. The sale or lease of these properties to entities other than financial institutions may be difficult due to the added cost and time of refitting the properties, which we do not expect to undertake. If we are unable to lease the bank branches we acquire to financial institutions, we may be forced to sell the branches at a loss due to the repositioning expenses likely to be incurred by non-bank purchasers.

We are dependent on certain tenants for a significant portion of our revenues and failure of these tenants to perform their obligations or renew their leases upon expiration may adversely affect our cash flow and ability to pay dividends to shareholders.

As of December 31, 2003, Bank of America, N.A. and Wachovia Bank, N.A. represented approximately 61.7% and 13.7%, respectively, of our portfolio’s contractual base rent and occupied approximately 63.2% and 10.0%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America or Wachovia Bank, or the failure of either of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the property upon sale. We may be unable to lease the vacant property at a comparable lease rate or at all, which could have a material adverse impact on our operating results and financial condition as well as our ability to pay dividends to shareholders.

Our formulated price contracts with financial institutions may require us to purchase bank branches located in unattractive locations or vacant bank branches that we would not elect to otherwise purchase, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends at historical levels or at all.

We currently have formulated price contracts with AmSouth Bank, Bank of America, N.A., KeyBank, N.A., and Wachovia Bank, N.A. Under our formulated price contracts, we are required, with limited exceptions, to purchase surplus bank branches that these financial institutions own. We may terminate our agreements with AmSouth Bank, Bank of America and KeyBank upon 90 days written notice, and our agreement with Wachovia

Bank immediately upon written notice. Financial institutions may elect to sell us surplus bank branches under our formulated price contracts for any number of reasons, including, among others, that the properties:

•	overlap with other bank branches accumulated in connection with mergers and acquisitions with other financial institutions;

•	have low deposit levels as compared to other branches in their portfolio;

•	are vacant; or

•	are located in unattractive areas.

As a result, we may be required to purchase properties that we otherwise would not elect to purchase outside of our obligations under the formulated price contracts. The purchase of such bank branches may make it more difficult for us to lease these properties or fulfill our obligations to purchase surplus bank branches under other formulated price contracts, and could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

Our formulated price contracts with financial institutions may require us to purchase a large number of bank branches at any given time that we would not elect to otherwise purchase, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends at historical levels or at all.

Since there generally are no limitations on the number or dollar value of properties that the financial institution may sell to us under our formulated price contracts, we may be required to make significant cash expenditures relating to the purchase of one or a large number of properties at any given time. These expenditures may significantly deplete our available cash holdings and reduce cash available for distribution to our shareholders. In addition, we may be unable to effect the acquisition of the bank branches that we are otherwise obligated to purchase under our formulated price contracts through either equity or debt financing. If we are unable to complete purchases of bank branches under a formulated price contract, we will be deemed to be in default of such contract and may become liable for significant damages as a result of such default. Our inability to fulfill our obligations to purchase surplus bank branches under our formulated price contracts could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

We may be unable to lease properties that we acquire from financial institutions under our formulated price contracts, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

Substantially all of the bank branches we acquire through our formulated price contracts with financial institutions are vacant when we are notified of our obligation to purchase, or elect to purchase, the properties. Either because the properties we are obligated to acquire may be unattractive or because we are required to process a large number of properties within a short time period, we cannot assure you that we will be able to lease or sublease any properties that we acquire prior to their acquisition, or at all, or that we will be able to lease or sublease properties on terms that are acceptable to us. In addition, under our formulated price contracts, we are typically restricted from permitting tenants that compete with the seller from commencing banking operations at a property during the four to six month period after the seller ceases operations at the property. This restriction could limit our ability to generate revenues from these properties in an acceptable time frame. When we enter into leases with tenants for bank branches, the tenant typically has a right to terminate its obligations under the lease if it fails to obtain the necessary approvals to operate a bank branch in the location within 60 days. The tenant’s failure to receive these types of approvals during this period, or at all, may adversely affect our ability to generate revenue from these properties.

If we fail to lease these properties, they will not generate any revenue for us, which could have a negative effect on our ability to pay dividends to our shareholders. Similarly, our ability to sublease leasehold interests that we assume is sometimes restricted. If we are unable to sublease our leasehold interests on terms that are acceptable to us, or if we cannot obtain the consent of the property owner to enter into a sublease, our operating results, cash flow and ability to pay dividends may be impaired.

We do not know if our tenants will renew their existing leases and, if they do not, we may be unable to lease the properties on as favorable terms, or at all, which would adversely affect our operating results and financial condition.

We cannot predict whether existing leases of our properties will be renewed at the end of their lease terms. If these leases are not renewed, we would be required to find other tenants for those properties. We cannot assure you that we would be able to enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all. Our inability to enter into new leases on acceptable terms or at all could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

If we are unable to lease properties that are partially or completely vacant, we may be required to recognize an impairment loss with respect to the carrying values of these properties, which may have a material adverse effect on our operating results and financial condition.

We may acquire properties that are partially or completely vacant upon acquisition, including surplus bank branches that we acquire under our formulated price contracts. In addition, any of our properties may become partially or completely vacant in the future. If we are unable to lease these properties and generate sufficient cash flow to recover the carrying value of these properties, we may be required to recognize an impairment loss, which could have a material adverse effect on our operating results and financial condition.

Our financial covenants may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

The mortgages on our properties contain customary negative covenants, including provisions that may limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. These limitations could restrict our ability to acquire additional properties. In addition, any of our future lines of credit or loans may contain additional financial covenants and other obligations. If we breach covenants or obligations in our debt agreements, the lender can generally declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan. In order to meet our debt service obligations, we may have to sell properties, potentially at a loss or at times that prohibit us from achieving attractive returns. Failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through lender foreclosure.

We are subject to contractual obligations and covenants that may restrict our ability to dispose of our properties at attractive returns or when we otherwise desire to sell them.

Under the partnership agreement of First States Partners II, L.P., which owns our 123 South Broad Street property, we are contractually restricted, until November 10, 2005, from selling or refinancing the property without the consent of the holders of a majority of the 11% minority limited partnership interest in First States Partners II. As a result of this restriction, we could be precluded from disposing of, refinancing or taking other material actions with respect to our 123 South Broad Street property during the restricted period, even if we are presented with an opportunity to dispose of or refinance the property on terms that we believe are attractive.

Moreover, with respect to the properties we acquired from a wholly owned subsidiary of Dana Commercial Credit Corporation, we are restricted from selling any individual property in the portfolio so long as the existing master lease for the portfolio is in effect.

In addition, pursuant to a contribution agreement under which Nicholas S. Schorsch and several other individuals and entities, of which several are our affiliates, contributed approximately $217.0 million of properties to our operating partnership in exchange for a combination of cash payments and units of our operating partnership, we are required to pay these contributing parties a tax indemnity in the event of a taxable disposition of a property contributed by them prior to an expiration date defined as the earlier of (i) September 10, 2007 and (ii) the date on which the contributing parties no longer own in the aggregate at least 25% of the units of our operating partnership issued to them in return for their contribution of property. The tax indemnity will equal the amount, if any, by which (i) the amount of the federal and state income tax liability (using an assumed combined federal and state income tax rate of 35%) incurred by the contributing parties with respect to the gain allocated to the contributing parties under Section 704(c) of the Internal Revenue Code exceeds (ii) the present value of the tax liability as of the end of the taxable year in which the disposition occurs, assuming the tax liability is not due until the end of the taxable year in which the expiration date is scheduled to occur. The discount rate to be used in the present value computation is the prime rate as announced by Wachovia Bank, N.A. at such time plus 200 basis points per annum. This tax indemnity could inhibit our disposition of properties that we may otherwise desire to sell and increase the cost of selling those properties, each of which could adversely affect our revenues.

In the future, as we acquire additional properties, we may also become subject to additional contractual obligations and covenants that may restrict our ability to dispose of our properties.

We have a warehouse facility under which the lender will have the right, under certain circumstances, to require that we pledge additional collateral or repay a portion of the outstanding principal on short notice, which could have an adverse effect on our business.

On July 17, 2003, we completed an agreement with Deutsche Bank Securities Inc., acting on behalf of Deutsche Bank AG, Cayman Islands Branch, for a $300.0 million warehouse facility. We have not taken any advances under this facility to date, but when we do, they will be made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties we acquire with the borrowings under this facility or (ii) the acquisition cost of those properties. The lender has the right to reassess this ratio from time to time. If the lender determines that this ratio exceeds a ratio that the lender deems appropriate based on then current market conditions, the lender may require us to pledge additional qualifying collateral under the facility or repay a portion of the principal outstanding under the facility. If we do not have additional qualifying collateral or sufficient available liquidity to satisfy the lender’s requirements, then we could default on our obligations under the facility and thereby risk foreclosure by the lender on the properties we acquired with the borrowings under this facility or we could incur losses in an effort to raise sufficient liquidity to repay the portion of the principal required by the lender.

We may complete additional debt financings with similar obligations in the future.

Increasing competition for the acquisition of real estate may impede our ability to make future acquisitions or may increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete with many other entities engaged in real estate investment activities, including the acquisition of properties from financial institutions. Such entities include institutional pension funds, other REITs, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or increase the price we must pay for real estate. Our competitors may have greater resources than we do, and may be willing to pay more or may have a more compatible operating philosophy with our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for such properties. If we pay higher prices for properties, our profitability may decrease and we may experience a lower return on our investments. Increased competition for properties may also preclude us from acquiring those properties that would generate the most attractive returns to us.

The consideration paid for our properties may exceed fair market value, which may harm our financial condition and operating results.

Under our formulated price contracts, we are obligated to purchase properties at a formulated price based on independent appraisals using a valuation methodology that values the property based on its highest and best use and its alternative use, and then applies a negotiated discount. Therefore, where we ultimately lease or sell a property to a non-bank, the fair market value of the property measured with respect to the lease or sale may be less than the purchase price that we paid for the property. In addition, the consideration that we pay for our properties not acquired under a formulated price contract will be based upon numerous factors and such properties will often be purchased in negotiated transactions rather than through a competitive bidding process. We cannot assure you that the purchase prices we pay for our properties or their appraised values will be a fair price for these properties, that we will be able to generate an acceptable return on these properties, or that the location, lease terms or other relevant economic and financial data of any properties that we acquire, including our existing portfolio, will meet risk profiles acceptable to our investors. We may also be unable to lease vacant space or renegotiate existing leases at market rates, which would adversely affect our returns on the affected properties. As a result, our investments in these properties may fail to perform in accordance with our expectations, which may substantially harm our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

We structure many of our acquisitions using complex structures often based on forecasted results for the acquisitions, and if the acquired properties underperform forecasted results, our financial condition and operating results may be harmed.

We acquire many of our properties under complex structures that we tailor to meet the specific needs of the financial institutions from which we buy properties. For instance, we may enter into transactions under which a portion of the properties are vacant or will be vacant following the completion of the acquisition. If we fail to accurately forecast the leasing of such properties following our acquisition, our operating results and financial condition, as well as our ability to pay dividends to shareholders, may be adversely impacted.

Our acquisitions of real estate may result in disruptions to our business as a result of the burden placed on management.

Our growth strategy is primarily based on the acquisition of real estate. Such acquisitions may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. In addition, if we were to acquire real estate indirectly by acquiring another entity, we may be unable to integrate effectively the operations and personnel of the acquired business or to train, retain and motivate any key personnel from the acquired business. The inability of our management to effectively implement our acquisition strategy may cause disruptions to our business and may have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

As a result of the limited time during which we have to perform due diligence on many of our acquired properties, we may become subject to significant unexpected liabilities and our properties may not meet projections.

When we enter into an agreement to acquire a property or portfolio of properties, we often have limited time to complete our due diligence prior to acquiring the property. Because our internal resources are limited, we may rely on third parties to conduct a portion of our due diligence. To the extent we or these third parties underestimate or fail to identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities and/or the acquired properties may fail to perform in accordance with our projections. If we do not accurately assess during the due diligence phase the value of, and liabilities associated with, properties prior to their acquisition, we may pay a purchase price that exceeds the current fair value of the net identifiable assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded, which could result in significant charges in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could have a material adverse effect on our financial condition and operating results, as well as our ability to pay dividends to shareholders at historical levels or at all.

If third party managers providing property management services for our office buildings or their personnel are negligent in their performance of, or default on, their management obligations, our tenants may not renew their leases or we may become subject to unforeseen liabilities. If this occurs, our financial condition and operating results, as well as our ability to pay dividends to shareholders at historical levels or at all, could be substantially harmed.

We have entered into agreements with third party management companies to provide property management services for a significant number of our office buildings, and we expect to enter into similar third party management agreements with respect to office buildings we acquire in the future. We do not supervise these third party managers and their personnel on a day-to-day basis and we cannot assure you that they will manage our properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with our tenants could be damaged, which may prevent the tenants from renewing their leases, and we could incur liabilities resulting from loss or injury to our properties or to persons at our properties. If we are unable to lease our properties or we become subject to significant liabilities as a result of third party management performance issues, our operating results and financial condition, as well as our ability to pay dividends to shareholders, could be substantially harmed.

Rising operating expenses could reduce our cash flow and funds available for future dividends.

Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties are also subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.

While many of our properties are leased on a triple net basis or under leases that require that tenants pay a portion of the expenses associated with maintaining the properties, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay those costs. In addition, real estate taxes on our properties and any other properties that we develop or acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. Many U.S. states and localities are considering increases in their income and/or property tax rates (or increases in the assessments of real estate) to cover revenue shortfalls. If we are unable to lease properties on a triple net basis or on a basis requiring the tenants to pay all or some of the expenses associated with maintaining the properties, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay dividends to our shareholders at historical levels or at all.

We intend to distribute to our shareholders all or substantially all of our REIT taxable income each year so as to avoid paying corporate income tax and excise tax on our earnings and to qualify for the tax benefits accorded to REITs under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our board of trustees and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors that our board of trustees may deem relevant from time to time. We cannot assure you that we will be able to pay dividends in the future.

Our ability to pay dividends is based on many factors, including:

•	the investment of the proceeds of our IPO;

•	our ability to make additional acquisitions;

•	our success in negotiating favorable lease terms;

•	our tenants’ ability to perform under their leases; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary substantially from estimates.

Elements of each of these factors are beyond our control and a change in any one or all of these factors could affect our ability to pay future dividends. We also cannot assure you that the level of our dividends will increase over time or that contractual increases in rent under the leases of our properties or the receipt of rental revenue in connection with future acquisitions of properties will increase our cash available for distribution to shareholders. In the event of defaults or lease terminations by our tenants, rental payments could decrease or cease, which would result in a reduction in cash available for distribution.

Risks Related to Our Organization and Structure

We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, and of our management team. In particular, the extent and nature of the relationships that Mr. Schorsch and the other members of our management team have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. Although we have an employment agreement with Mr. Schorsch and other key executives, there is no guarantee that Mr. Schorsch or the other executives will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our corporate management team, particularly Mr. Schorsch, would harm our business and our prospects.

We may experience conflicts of interest with several members of our management and board of trustees relating to the disposition and operation of our initial properties and operating companies.

Conflicts of interest relating to the acquisition of our initial properties and operating companies in September 2002 from Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, and several other individuals and entities affiliated or associated with us, may lead to decisions that are not in your best interest. Mr. Schorsch, Jeffrey C. Kahn, our Senior Vice President—Acquisitions and Dispositions, and Shelley D. Schorsch, our Senior Vice President—Corporate Affairs and wife of Mr. Schorsch, received, directly or indirectly through their affiliates and family members, approximately 51.1% of the total consideration received by the sellers in connection with these acquisitions. The terms of the agreements relating to these acquisitions were not negotiated in an arm’s length transaction and it is possible that we could realize less value from these acquisitions than we would have achieved had the acquisitions been entered into with an unrelated third party. Additionally, Messrs. Schorsch and Kahn and Ms. Schorsch have unrealized gains associated with their interests in several of these assets, and, as a result, any sale of such assets or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing such assets may cause adverse tax consequences to Messrs. Schorsch and Kahn and Ms. Schorsch. These individuals may not be supportive of the taxable disposition or refinancing of the properties when it might otherwise be the optimal time for us to do so. In addition, under the terms of the contribution agreement relating to our acquisition of these properties, we have agreed to indemnify Mr. Schorsch and the other parties to the agreement in the event that we sell, transfer, distribute or otherwise dispose of any of these properties in a transaction that would result in the allocation of taxable income or gain by us to the contributing parties under Section 704 of the Internal Revenue Code, until the earlier of:

•	five years from the date of the acquisition; or

•	the date on which the contributors under the agreement no longer own 25% of the limited partnership interests in our operating partnership that were issued in exchange for the properties.

This tax indemnity will equal the amount of the excess, if any, of the tax liability, assuming a 35% tax rate, on the gain resulting from the disposition of the property, over the present value (using a discount rate equal to the prime rate plus 2%) of such tax liability to the last day of our taxable year in which the indemnity expires. As a result of this agreement, we may elect not to sell or transfer these properties in order to avoid payment of the tax indemnity, despite the fact that we would otherwise be able to sell the properties for a significant gain.

Several members of our management and board of trustees have the right to approve certain major transactions involving our 123 South Broad Street property, including its sale, assignment and refinancing, which may result in these individuals acting other than in our best interests.

Conflicts of interest relating to our ownership and operation of our largest property, 123 South Broad Street, may occur between us and Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, Shelley D. Schorsch, our Senior Vice President—Corporate Affairs and wife of Mr. Schorsch and Jeffrey C. Kahn, our Senior Vice President—Acquisitions and Dispositions, each of whom own a retained interest in this property. In connection with our acquisition of our initial properties and operating companies, we purchased 89% of the limited partnership interests in First States Partners II, the entity that owns our 123 South Broad Street property. Mr. Schorsch, Ms. Schorsch and Mr. Kahn continue to own a 5.0%, 0.8% and 0.5% limited partnership interest in First States Partners II, respectively. Although our operating partnership controls the decisions relating to operations of First States Partners II in its capacity as the owner of the general partner of First States Partners II, the owners of a majority of the 11% minority interest retain the right to approve certain major transactions involving 123 South Broad Street, including its sale, assignment or refinancing. These retained rights of Mr. Schorsch, Ms. Schorsch and Mr. Kahn lead to conflicts of interest between us and these individuals, which could result in decisions that do not fully reflect our interests.

Some of our executive officers have other business interests that may hinder their ability to allocate sufficient time to the management of our operations, which could jeopardize our ability to execute our business plan.

Some of our executive officers have other business interests that may hinder their ability to spend adequate time on our business. Mr. Schorsch and other members of management own three vacant bank branches, all of which are for sale, and one occupied bank branch, which is subject to a purchase option by the tenant. These properties were not transferred to our operating partnership in connection with the acquisition of our initial properties and operating companies in September 2002. Mr. Schorsch’s employment agreement permits him to continue to provide management and other services to these properties and the provision of such services may reduce the time Mr. Schorsch is able to devote to our business.

Our board of trustees may authorize the issuance of additional shares that may cause dilution.

Our declaration of trust authorizes the board of trustees, without shareholder approval, to:

•	amend the declaration of trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class that we have the authority to issue;

•	authorize the issuance of additional common or preferred shares, or units of our operating partnership which may be convertible into common shares, in connection with future equity offerings, acquisitions of properties or other assets of companies; and

•	classify or reclassify any unissued common shares or preferred shares and to set preferences, rights and other terms of such classified or reclassified shares, including the issuance of preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters or common shares that have preference rights with respect to voting.

The issuance of additional shares could be substantially dilutive to our existing shareholders.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Maryland law provides that a trustee has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our declaration of trust authorizes us to indemnify our trustees and officers for actions taken by them in those capacities to the extent permitted by Maryland law. In addition, our declaration of trust limits the liability of our trustees and officers for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist. Our bylaws require us to indemnify each trustee or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers.

Our ownership limitations may restrict business combination opportunities.

To qualify as a REIT under the Internal Revenue Code, no more than 50% of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our declaration of trust generally prohibits direct or indirect ownership by any person of more than 9.9% of the number of outstanding shares of any class of our securities, including our common shares. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of our common shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Instead, such common shares will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then current market price or which such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.9% in value of our shares.

Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

Our declaration of trust provides that a trustee may only be removed upon the affirmative vote of holders of two-thirds of our outstanding common shares. Vacancies may be filled by the board of trustees. This requirement makes it more difficult to change our management by removing and replacing trustees.

Our board of trustees may approve the issuance of preferred shares with terms that may discourage a third party from acquiring us.

Our declaration of trust permits our board of trustees to issue up to 100,000,000 preferred shares, issuable in one or more classes or series. Our board of trustees may classify or reclassify any unissued preferred shares and establish the preferences and rights (including the right to vote, participate in earnings and to convert into common shares) of any such preferred shares. Thus, our board of trustees could authorize the issuance of preferred shares with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares.

Maryland law may discourage a third party from acquiring us.

Maryland law provides broad discretion to our board of trustees with respect to its fiduciary duties in considering a change in control of our company, including that our board is subject to no greater level of scrutiny in considering a change in control transaction than with respect to any other act by our board.

The Maryland Business Combination Act restricts mergers and other business combinations between our company and an interested shareholder. An “interested shareholder” is defined as any person who is the beneficial owner of 10% or more of the voting power of our common shares and also includes any of our affiliates or associates that, at any time within the two year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. A person is not an interested shareholder if, prior to the most recent time at which the person would otherwise have become an interested shareholder, our board of trustees approved the transaction which otherwise would have resulted in the person becoming an interested shareholder. For a period of five years after the most recent acquisition of shares by an interested shareholder, we may not engage in any merger or other business combination with that interested shareholder or any affiliate of that interested shareholder. After the five year period, any merger or other business combination must be approved by our board of trustees and by at least 80% of all the votes entitled to be cast by holders of outstanding voting shares and two-thirds of all the votes entitled to be cast by holders of outstanding voting shares other than the interested shareholder or any affiliate or associate of the interested shareholder unless, among other things, the shareholders (other than the interested shareholder) receive a minimum price for their common shares and the consideration received by those shareholders is in cash or in the same form as previously paid by the interested shareholder for its common shares. These provisions of the business combination statute do not apply to business combinations that are approved or exempted by our board of trustees prior to the time that the interested shareholder becomes an interested shareholder. However, the business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer.

Additionally, the “control shares” provisions of the Maryland General Corporation Law, or MGCL, are applicable to us as if we were a corporation. These provisions eliminate the voting rights of shares acquired in quantities so as to constitute “control shares,” as defined under the MGCL. Our bylaws provide that we are not bound by the control share acquisition statute. However, our board of trustees may opt to make the statute applicable to us at any time, and may do so on a retroactive basis.

Finally, the “unsolicited takeovers” provisions of the MGCL permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement takeover defenses that we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price.

Our board of trustees may change our investment and operational policies and practices without a vote of our common shareholders, which limits your control of our policies and practices.

Our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, REIT qualification and distributions, are determined by our board of trustees. Although we have no present intention to do so, our board of trustees may amend or revise these and other policies from time to time without a vote of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies.

We have set a targeted range for the amount of indebtedness that we incur from time to time. Although we currently have established a range of 55% to 65% of the underpreciated cost of our properties (including costs attributable to the purchase of real estate related intangibles) as our leverage ratio target, this target ratio may be amended or waived at any time without shareholder approval and without notice to our shareholders. In addition, our declaration of trust and bylaws do not limit the amount of indebtedness that we or our operating partnership may incur. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

Our executive officers have agreements that provide them with benefits in the event their employment is terminated, which could prevent or deter a potential acquiror from pursuing a change of control of our company.

We have entered into agreements with our executive officers that provide them with severance benefits if their employment ends due to a termination by our company without cause, or by Mr. Nicholas S. Schorsch, our President and Chief Executive Officer, if he terminates his employment for good reason. In the case of such terminations or upon a change of control, the vesting of the restricted shares and options to purchase our common shares held by the executive officers will be accelerated. These benefits could increase the cost to a potential acquiror of our company and thereby prevent or deter a change of control of the company that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.

Tax Risks of our Business and Structure

Your investment in our common shares has various federal, state and local income tax risks that could affect the value of your investment.

We strongly urge you to consult your own tax advisor concerning the effects of federal, state and local income tax law on an investment in our common shares, because of the complex nature of the tax rules applicable to REITs and their shareholders.

Distribution requirements imposed by law limit our flexibility in executing our business plan.

To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our shareholders at least 90% of our REIT taxable income each year. REIT taxable income is determined without regard to the deduction for dividends paid and by excluding net capital gains. We are also required to pay tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year. In addition, we are required to pay a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year and any amount of our income that was not distributed in prior years.

We intend to distribute to our shareholders all or substantially all of our taxable REIT income each year in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses in arriving at REIT taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

We may incur additional indebtedness in order to meet our distribution requirements.

As a REIT, we must distribute at least 90% of our REIT taxable income, which limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement.

Our disposal of properties may have negative implications, including unfavorable tax consequences.

In the past, we have sold properties that we deemed to be inconsistent with the investment parameters for our portfolio. We intend to continue to sell such properties.

If we make a sale of a property directly, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a “prohibited transaction” under federal tax laws applicable to REITs, in which case our gain from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property might be treated as a prohibited transaction, we will dispose of that property through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% prohibited transaction tax. We cannot assure you, however, that the Internal Revenue Service would not assert successfully that sales of properties that we make directly, rather than through a taxable REIT subsidiary, were sales of dealer property or inventory, in which case the 100% penalty tax would apply.

If we fail to remain qualified as a REIT, our dividends will not be deductible by us, and our income will be subject to taxation.

We believe that we qualify as a REIT under the Internal Revenue Code, which affords us significant tax advantages. The requirements for this qualification, however, are complex and our management has limited experience in operating a REIT. If we fail to meet these requirements, our dividends will not be deductible by us and we will be subject to a corporate level tax on our taxable income. This would substantially reduce our cash available to pay dividends and your yield on your investment. In addition, incurring corporate income tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a REIT qualification requirement or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

We may be subject to federal and state income taxes that would adversely affect our financial condition.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a sale of dealer property or inventory, that income will be subject to a 100% penalty tax. In addition, we may not be able to pay sufficient distributions to avoid corporate income tax and the 4% excise tax on undistributed income. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our properties that would adversely affect our operating results. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

The federal income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. On May 28, 2003, President Bush signed into law a tax bill that reduces the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% until 2008. This reduced tax rate generally does not apply to ordinary REIT dividends, which will continue to be taxed at the higher tax rates applicable to ordinary income. This legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than they had been, and could have an adverse effect on the market price of our common shares.

Item 8.     Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Form 10-K Page
1. Financial Statements and Supplemental Data

Independent Auditors’ Report	56

Consolidated Balance Sheets at December 31, 2003 and 2002	57

Consolidated and Combined Statements of Operations for the Year Ended December 31, 2003, Period from September 10, 2002 to December 31, 2002, Period from January 1, 2002 to September 9, 2002, and Year Ended December 31, 2001	58

Consolidated and Combined Statements of Shareholders’ Equity and Comprehensive Income (Loss) and Owners’ Net Investment for the Year Ended December 31, 2003, Period from September 10, 2002 to December 31, 2002, Period from January 1, 2002 to September 9, 2002, and Year Ended December 31, 2001	59

Consolidated and Combined Statements of Cash Flows for the Year Ended December 31, 2003, Period from September 10, 2002 to December 31, 2002, Period from January 1, 2002 to September 9, 2002, and Year Ended December 31, 2001	60

Notes to Consolidated and Combined Financial Statements for the Year Ended December 31, 2003, Period from September 10, 2002 to December 31, 2002, Period from January 1, 2002 to September 9, 2002, and Year Ended December 31, 2001	61

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	90

Schedule III – Real Estate Investments	91

3. Bank of America Corporation and Subsidiaries – Historical Financial Information of Lease Guarantor	108

Independent Auditors’ Report

To the Shareholders and Board of Trustees

of American Financial Realty Trust:

We have audited the accompanying consolidated balance sheets of American Financial Realty Trust and subsidiaries (Successor) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2003 and the period from September 10, 2002 (commencement of operations) to December 31, 2002 (Successor periods), and the related combined statements of operations, owners’ net investment and cash flows of American Financial Real Estate Group (Predecessor) for the period from January 1, 2002 to September 9, 2002 and for the year ended December 31, 2001 (Predecessor periods). In connection with our audits of the consolidated and combined financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated and combined financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of American Financial Realty Trust and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the Successor periods in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned combined financial statements present fairly, in all material respects, the results of operations and cash flows of American Financial Real Estate Group for the Predecessor periods in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated and combined financial statements, effective September 10, 2002, First States Group, L.P., the operating partnership of American Financial Realty Trust, acquired substantially all of the assets, liabilities, and operations of American Financial Real Estate Group in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

As discussed in Note 2 to the consolidated and combined financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 23, 2004

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except share data)

	2003	2002
Assets
Real estate investments, at cost:
Land	$225,287	$30,079
Building and improvements	1,228,403	180,241
Equipment and fixtures	197,585	35,462
Leasehold interests	5,040	4,762

Total real estate investments, at cost	1,656,315	250,544
Less accumulated depreciation	(57,541)	(15,217)

Real estate investments, net	1,598,774	235,327
Cash and cash equivalents	211,158	60,842
Restricted cash	28,330	14,010
Marketable investments and accrued interest	67,561	144,326
Available for sale residential mortgage-backed securities pledged as collateral for reverse repurchase agreements	—	1,116,119
Accrued interest and principal on residential mortgage-backed securities	—	19,070
Accounts and other receivables	9,121	665
Accrued rental income	6,304	4,003
Prepaid expenses and other assets	5,186	4,396
Notes receivable	358	693
Assets held for sale	82,002	1,757
Intangible assets, net of accumulated amortization of $5,804 and $90	114,610	2,413
Deferred costs, net of accumulated amortization of $2,926 and $333	18,935	1,544

Total assets	$2,142,339	$1,605,165

Liabilities and Shareholders’ Equity
Mortgage notes payable	$976,060	$149,886
Reverse repurchase agreements	—	1,053,529

Total debt	976,060	1,203,415
Fair value of derivative instruments	—	6,192
Accounts payable	2,079	2,533
Accrued expenses and other liabilities	36,428	5,776
Dividends payable	28,295	10,330
Value of assumed lease obligations, net of accumulated amortization of $1,463 and $68	49,485	1,268
Deferred revenue	33,861	1,870
Leasehold interests	1,277	—
Tenant security deposits	888	606

Total liabilities	1,128,373	1,231,990
Minority interest	36,365	36,513
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at December 31, 2003 and December 31, 2002	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 108,096,217 and 42,498,008 issued and outstanding at December 31, 2003 and December 31, 2002	108	42
Capital contributed in excess of par	1,102,561	343,389
Deferred compensation	(16,291)	(1,885)
Accumulated deficit	(94,557)	(406)
Accumulated other comprehensive loss	(14,220)	(4,478)

Total shareholders’ equity	977,601	336,662

Total liabilities and shareholders’ equity	$2,142,339	$1,605,165

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2003, Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002, and Year Ended December 31, 2001

(In thousands, except per share data)

			Predecessor
	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002	Period from January 1, 2002 to September 9, 2002	Year Ended December 31, 2001
Revenues:
Rental income	$92,912	$8,310	$17,869	$25,804
Operating expense reimbursements	35,746	2,813	5,577	7,663
Interest income	3,495	2,351	105	188
Other income	3,464	37	822	582

Total revenues	135,617	13,511	24,373	34,237

Expenses:
Property operating expenses	50,250	3,808	7,192	9,771
General and administrative	19,711	3,645	4,695	8,177
Outperformance plan—cash component	2,014	—	—	—
Outperformance plan—contingent restricted share component	5,238	—	—	—
Interest expense on mortgages and other debt	31,295	3,421	9,745	14,071
Depreciation and amortization	49,810	2,875	5,798	8,438

Total expenses	158,318	13,749	27,430	40,457

Loss before net interest income on residential mortgage-backed securities, net loss on investments, minority interest and discontinued operations	(22,701)	(238)	(3,057)	(6,220)

Interest income from residential mortgage-backed securities, net of expenses	9,016	16,385	—	—
Interest expense on reverse repurchase agreements	(4,355)	(6,578)	—	—

Net interest income on residential mortgage-backed securities	4,661	9,807	—	—

Net loss on investments	(9,239)	(280)	—	—

Income (loss) from continuing operations before minority interest	(27,279)	9,289	(3,057)	(6,220)
Minority interest	1,950	(784)	—	—

Income (loss) from continuing operations	(25,329)	8,505	(3,057)	(6,220)

Discontinued operations:
Loss from operations, net of minority interest of $86 for the year ended December 31, 2003, $25 for the period from September 10, 2002 to December 31, 2002, $0 for the period from January 1, 2002 to September 9, 2002 and $0 for the year ended December 31, 2001	(1,900)	(236)	(786)	(167)
Gains on disposals, net of minority interest of $382 for the year ended December 31, 2003, $71 for the period from September 10, 2002 to December 31, 2002, $0 for the period from January 1, 2002 to September 9, 2002 and $0 for the year ended December 31, 2001; net of income taxes	8,407	675	9,500	4,107

Income from discontinued operations	6,507	439	8,714	3,940

Net income (loss)	$(18,822)	$8,944	$5,657	$(2,280)

Basic income (loss) per share:
From continuing operations	$(0.35)	$0.21
From discontinued operations	0.09	0.01

Total basic income (loss) per share	$(0.26)	$0.22

Diluted income (loss) per share
From continuing operations	$(0.35)	$0.20
From discontinued operations	0.09	0.01

Total diluted income (loss) per share	$(0.26)	$0.21

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS) AND OWNERS’ NET INVESTMENT

For the Year Ended December 31, 2003, Period from September 10, 2002 (commencement of operations) to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share and per share data)

	Predecessor	American Financial Realty Trust
	Owners’ Net Investment	Shares of Beneficial Interest	Common Shares at Par	Capital Contributed In excess of Par	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2001	$12,720	—	$—	$—	$—	$—	$—	$—
Capital contribution and share issuances	9,209	—	—	—	—	—	—	—
Distributions	(10,558)	—	—	—	—	—	—	—
Receipts from owner, net	58	—	—	—	—	—	—	—
Net loss	(2,280)	—	—	—	—	—	—	—

Balance, December 31, 2001	9,149	—	—	—	—	—	—	—
Capital contribution and share issuances	1,695	—	—	—	—	—	—	—
Distributions	(3,902)	—	—	—	—	—	—	—
Net income	5,657	—	—	—	—	—	—	—

Balance, September 9, 2002	12,599	—	—	—	—	—	—	—
Distribution of net assets not acquired	(1,015)	—	—	—	—	—	—	—
Transfer of historical equity	(11,584)	—	—	11,584	—	—	—	11,584
Excess of fair value over net assets acquired from control group	—	—	—	(48,971)	—	—	—	(48,971)
Adjustment to establish minority interest of unitholders in majority owned partnership	—	—	—	(1,449)	—	—	—	(1,449)
Adjustment for minority interest of unitholders in operating partnership	—	—	—	1,310	—	—	—	1,310
Issuance of common shares, net of expense	—	42,288,008	42	378,815	—	—	—	378,857

Balance, September 10, 2002	—	42,288,008	42	341,289	—	—	—	341,331
Net income	—	—	—	—	—	8,944	—	8,944
Comprehensive income (loss):
Reclassification adjustment for losses reclassified into operations	—	—	—	—	—	—	280	280
Unrealized loss on derivatives	—	—	—	—	—	—	(6,192)	(6,192)
Unrealized loss on available for sale securities	—	—	—	—	—	—	964	964
Minority interest allocation	—	—	—	—	—	—	470	470

Total other comprehensive loss	—	—	—	—	—	—	—	(4,478)
Dividends declared at $0.22 per share	—	—	—	—	—	(9,350)	—	(9,350)
Issuance of restricted shares	—	210,000	—	2,100	(2,100)	—	—
Amortization of deferred compensation	—	—	—	—	215	—	—	215

Balance, December 31, 2002	—	42,498,008	42	343,389	(1,885)	(406)	(4,478)	336,662
Net loss	—	—	—	—	—	(18,822)	—	(18,822)
Comprehensive income (loss):
Reclassification adjustment for losses reclassified into operations	—	—	—	—	—	—	9,497	9,497
Unrealized loss on derivatives	—	—	—	—	—	—	(19,360)	(19,360)
Unrealized loss on available for sale securities	—	—	—	—	—	—	(115)	(115)
Minority interest allocation	—	—	—	—	—	—	236	236

Total other comprehensive loss								(9,742)
Issuance of common shares, net of expenses	—	64,143,564	64	740,832	—	—	—	740,896
Exercised options of common shares	—	37,812	—	378	—	—	—	378
Operating partnership units converted to common shares	—	28,333	—	196	—	—	—	196
Dividends declared at $1.00 per share	—	—	—	—	—	(75,329)	—	(75,329)
Issuance of restricted shares	—	1,388,500	2	17,766	(17,768)	—	—	—
Amortization of deferred compensation	—	—	—	—	3,362	—	—	3,362

Balance, December 31, 2003	$—	108,096,217	$108	$1,102,561	$(16,291)	$(94,557)	$(14,220)	$977,601

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003,

Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands)

	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002	Predecessor
			Period from January 1, 2002 to September 9, 2002	Year Ended December 31, 2001
Cash flows from operating activities:
Net income (loss)	$(18,822)	$8,994	$5,657	$(2,280)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	44,350	2,629	5,831	8,671
Minority interest	(1,654)	830	—	—
Amortization of leasehold interests and intangible assets	7,844	308	190	141
Amortization of acquired leases to rental income	336	(36)	—	—
Amortization of deferred financing costs	4,474	90	550	493
Amortization of deferred compensation	3,361	437	—	—
Non-cash component of Outperformance Plan	5,238	—	—	—
Non-cash compensation charge	694	—	—	—
Provision for doubtful accounts	200	—	89	360
Impairment loss	1,551	—	—	—
Net gain on sales of properties	(11,459)	(877)	(9,500)	(3,907)
Loss on investments	9,239	280	—	—
Premium amortization on residential mortgage-backed securities	4,464	995	—	—
(Increase) decrease in operating assets:
Accounts and other receivables	(8,321)	(643)	(400)	(238)
Accrued rental income	(2,499)	(592)	(1,068)	(1,982)
Prepaid expenses and other assets	(533)	(2,556)	(107)	1,331
Accrued interest income	7,612	(234)	—	—
Increase (decrease) in operating liabilities:
Accounts payable	(647)	(201)	882	998
Accrued expenses and other liabilities	27,761	3,760	(847)	817
Deferred revenue and tenant security deposits	29,232	(489)	1,105	183

Net cash provided by operating activities	102,421	12,645	2,382	4,587

Cash flows from investing activities:
Sales (purchases) of residential mortgage-backed securities	939,621	(1,167,513)	—	—
Receipt of principal payments on residential mortgage-backed securities	172,622	32,675	—	—
Capital expenditures and leasehold acquisition costs	(3,072)	—	(1,228)	(1,112)
Payments for acquisitions of real estate investments, including initial properties, net of cash acquired	(1,273,916)	(94,177)	(797)	(24,126)
Proceeds from sales of real estate investments	33,980	4,456	14,674	22,921
Other investments	—	—	(3,033)	—
(Increase) decrease in restricted cash	(11,654)	(13,283)	5,788	(2,896)
Sales (purchases) of marketable investments, net	76,766	(140,446)	(2,991)	(532)

Net cash (used in) provided by investing activities	(65,653)	(1,378,288)	12,413	(5,745)

Cash flows from financing activities:
Borrowings under (repayments of) reverse repurchase agreements	(1,053,529)	1,053,529	—	—
Proceeds from share issuances, net	740,896	378,635	—	—
Proceeds from exercises of common share options	378	—	—	—
Dividends, distributions to operating partnership unitholders and distributions to owners	(63,056)	(51)	(3,902)	(10,558)
Repayment of mortgage notes and bridge notes payable	(935,411)	(667)	(20,934)	(6,964)
Receipts from owner, net	—	—	—	58
Proceeds from bridge note payable	666,888	—	—	—
Proceeds from mortgage notes payable	793,453	—	10,372	10,142
Proceeds from line of credit borrowings, net	—	(530)	30	104
Other long-term debt repayments	—	(4,431)	(323)	(339)
Contributions by limited partners	—	—	1,695	9,413
Payments for deferred financing costs and derivative instruments	(36,071)	—	(114)	(907)

Net cash provided by (used in) financing activities	113,548	1,426,485	(13,176)	949

Increase (decrease) in cash and cash equivalents	150,316	60,842	1,619	(209)
Cash and cash equivalents, beginning of period	60,842	—	1,597	1,806

Cash and cash equivalents, end of period	$211,158	$60,842	$3,216	$1,597

Supplemental cash flow information:

Cash paid for interest	$22,573	$3,792	$8,181	$14,100

Cash paid for income taxes	$1,796	$—	$—	$—

Debt assumed in real estate acquisitions	$301,243	$145,687	$—	$—

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the Year Ended December 31, 2003, Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

(1) Organization and Nature of Business

American Financial Realty Trust (AFR or the Company) is a newly organized, self-administered and self-managed real estate investment trust (REIT). AFR was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership. As of December 31, 2003, the Company holds a 95.7% interest in the Operating Partnership.

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

AFREG acquired corporate-owned real estate assets, primarily bank branches and office buildings from financial institutions, and owned and managed such assets principally under long-term, triple net leases. The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., and Wachovia Bank, N.A., or their respective affiliates, represented 49% and 22% of the Company’s total rental income for the year ended December 31, 2003. Rental income from Wachovia Bank, N.A., or its affiliates for the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002 was 43% and 44% of the Company’s total rental income, respectively. No other tenant represented more than 10% of minimum rental income for the periods presented.

(2) Summary of Significant Accounting Policies and Practices

(a) Basis of Accounting

The accompanying consolidated and combined financial statements of the Company and AFREG, respectively, are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

(b) Principles of Consolidation and Combination

The Company consolidates its accounts and the accounts of the majority-owned Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. The Operating Partnership holds an 89% interest in a partnership that owns one office building. The remaining 11% partnership interest is reflected as minority interest.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

The financial statements of AFREG include the accounts of American Financial Resource Group, Inc. (AFRG), First States Management Corp., Strategic Alliance Realty LLC, First States Properties, L.P., First States Partners, L.P., Chester Court Realty, L.P., Dresher Court Realty, L.P., First States Partners II, L.P., First States Partners III, L.P., and First States Holdings, L.P.

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated and combined financial statements.

(c) Use of Estimates

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

(d) Real Estate Investments

The Company records acquired real estate at cost. Depreciation is computed using the straightline method over the estimated useful life of 40 years for buildings, 5 to 7 years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repairs expenditures are charged to expense as incurred.

If events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, management estimates the undiscounted future cash flows to be generated from the property, including any estimated proceeds from the disposition of the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of APB Opinion No. 30 to report separately discontinued operations, and extends that reporting for all periods presented to a component of an entity that, subsequent to or on January 1, 2002, either has been disposed of or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet. The Company adopted SFAS No. 144 effective January 1, 2002. In accordance with SFAS No. 144, the Company has restated its statements of operations for 2002 and 2001 to present as discontinued operations the operating results of assets sold in 2003 and 2002 in which the Company does not have significant continuing involvement.

Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or net realizable values.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(f) Restricted Cash

Restricted cash includes amounts escrowed for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

(g) Short-term Investments

Short-term investments consist of shares in an institutional mutual fund that invests primarily in mortgage-backed securities. The Company has classified these investments as available-for-sale and recorded them at fair value. These short-term investments had a cost basis of $67,697 and $144,473 as of December 31, 2003 and 2002, respectively. The unrealized loss of $375 and $147 at December 31, 2003 and 2002, respectively, is excluded from earnings and reported as a component of other comprehensive income (loss). The unrealized loss has existed for less than six months during 2003.

(h) Residential Mortgage-Backed Securities

The Company accounted for its residential mortgage-backed securities portfolio in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s direct investments in residential mortgage-backed securities were sold during 2003. Residential mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Residential mortgage-backed securities classified as available-for-sale are reported at fair value, with unrealized gains and temporary unrealized losses excluded from earnings and reported as accumulated other comprehensive income (loss). Amortization of any premium or discount related to the purchase of securities is included as a component of interest income. Realized gains or losses on the sale of residential mortgage-backed securities are determined on the specific identification method and are included in net income as net gains or losses on sales of securities. Unrealized losses on residential mortgage-backed securities that are determined to be other than temporary are recognized in income. Management regularly reviews its investment portfolio for other than temporary market value decline. There were no such adjustments for residential mortgage-backed securities during the periods ended December 31, 2003 and 2002.

Income from investments in residential mortgage-backed securities is recognized using the effective interest method, using the expected yield over the life of the investment. Income includes contractual interest accrued and the amortization of any premium or discount recorded upon purchase. Changes in anticipated yields result primarily from changes in actual and projected cash flows and estimated prepayments. Changes in the yields that result from changes in the anticipated cash flows and prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment.

The Company was exposed to the risk of credit losses on its residential mortgage-backed securities portfolio. The Company limited its exposure to credit losses on its portfolio of residential mortgage-backed securities by purchasing securities issued and guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. The payments of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae mortgage-backed securities is backed by the full faith and credit of the U.S. Government.

(i) Accounts Receivable

The Company provides for doubtful accounts based on a review of delinquent accounts receivable. Bad debt expense was $200, $0, $89 and $360 for the year ended December 31, 2003, the period from September 10, 2002 to December 31, 2002, the period from January 1, 2002 to September 9, 2002 and the year ended December 31, 2001, respectively, for amounts that were deemed to be uncollectible. As of December 31, 2003 and 2002, no individual tenant represents greater than 10% of accounts receivable.

(j) Prepaid Expenses and Other Assets

The Company makes payments for certain expenses for insurance and property taxes in advance of the period in which it receives the benefit. These payments are classified as prepaid expenses and amortized over the respective period of benefit relating to the contractual arrangement.

(k) Notes Receivable

The Company holds notes receivable from unrelated parties related to properties sold by AFREG during 2002. These notes receivable mature in May 2007 and bear interest at annual rate of 9%.

(l) Intangible Assets

Above-market and below-market in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amount to be paid pursuant to each in-place lease and (ii) management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheets as value of assumed lease obligations) are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company utilizes independent appraisals or management’s estimates to determine the

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

respective property values. Management’s estimates of value are made using methods similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which primarily ranges from six to 18 months. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from five to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, management utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired.

Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets and acquired lease liabilities consist of the following:

	December 31,
	2003	2002
Intangible assets:
In-place leases, net of accumulated amortization of $2,686 and $58	$37,069	$886
Customer relationships, net of accumulated amortization of $1,597 and $0	63,016	—
Acquired lease asset, net of accumulated amortization of $1,521 and $32	20,351	827
Goodwill	700	700
Amounts related to assets held for sale	(6,526)	—

Total intangible assets	$114,610	$2,413

Acquired lease liability, net of accumulated amortization of $1,463 and $68	$49,485	$1,268

Amortization expense relating to in-place leases and customer relationships was $7,767, $58, $0 and $0 for the year ended December 31, 2003, the period from September 10, 2002 to December 31, 2002, the period from January 1, 2002 to September 9, 2002 and the year ended December 31, 2001, respectively. The

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

amortization of acquired lease assets resulted in a net decrease in rental income of $1,734, $32, $0 and $0 during the year ended December 31, 2003, the period from September 10, 2002 to December 31, 2002, the period from January 1, 2002 to September 9, 2002 and the year ended December 31, 2001, respectively. The amortization of acquired lease liabilities resulted in a net increase in rental income of $1,383 $68, $0 and $0 during the year ended December 31, 2003, the period from September 10, 2002 to December 31, 2002, the period from January 1, 2002 to September 9, 2002 and the year ended December 31, 2001, respectively.

(m) Deferred Costs

The Company has deferred certain expenditures related to the financing and leasing of certain properties. Deferred financing costs are amortized to interest expense using the straightline method over the terms of the related debt. Direct costs of leasing are deferred and amortized over the terms of the related leases.

(n) Accounting for Derivative Financial Investments and Hedging Activities

The Company accounts for its derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts are reclassified from other comprehensive income to the statements of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. The Company is not party to any derivatives designated as fair value hedges.

Under cash flow hedges, derivative gains and losses not considered highly effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement. The Company uses Eurodollar futures contracts in cash flow hedge transactions. The Eurodollar futures contracts are designed to be highly effective in offsetting changes in the cash flows related to the hedged liability. For hedge transactions that do not qualify for the short-cut method, at the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future.

(o) Owners’ Net Investment

The accompanying combined financial statements of AFREG include the total of shareholders’ equity for the subchapter S-corporations, members’ equity for limited liability corporations, and partners’ equity for the limited partnerships. The combined owners’ net investment balance is increased for capital contributions made by the owners and any net income of AFREG and is reduced for distributions made to the owners and any net losses of AFREG.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

The various partnership and operating agreements of the entities comprising AFREG contain provisions for the allocation of profits, losses, and proceeds from capital transactions. Such amounts are generally allocated in accordance with the owners’ respective percentage interests.

(p) Comprehensive Income

Comprehensive income or loss is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities.

(q) Revenue Recognition

Rental income from leases is recognized on a straightline basis regardless of when payments are due. Accrued rental income in the accompanying consolidated and combined balance sheets represents rental income recognized in excess of payments currently due. For the year ended December 31, 2003, rental payments received in excess of rental revenues recognized were $23,702. For the period from September 10, 2002 to December 31, 2002, the period from January 1, 2002 to September 9, 2002 and the year ended December 31, 2001, rental revenues recognized in excess of payments due were $592, $1,068 and $1,982, respectively.

Certain lease agreements also contain provisions that require tenants to reimburse the Company for real estate taxes and common area maintenance costs. Such amounts are included in both revenues and operating expenses when the Company is the primary obligor for these expenses and assumes the risks and rewards of a principal under these arrangements. Under leases where the tenant pays these expenses directly, such amounts are not included in revenues or expenses.

Deferred revenue represents rental revenue received from tenants prior to their due dates.

AFREG performed various accounting, property management, leasing, and project management services for related entities (Note 13). AFREG recognized revenue for accounting and management services when the service was provided and earned in accordance with the related agreements. Revenue related to the acquisition or disposition of properties was recognized when the related transaction closed. All such revenue was recorded in other income in the accompanying consolidated and combined statements of operations.

(r) Sales of Real Estate Properties

The Company recognizes sales of real estate properties only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS No. 66, “Accounting for Sales of Real Estate.”

(s) Rent Expense

Rent expense is recognized on a straightline basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated and combined balance sheets include an accrual for rental expense recognized in excess of amounts currently due. For the year ended December 31, 2003, the period from September 10, 2002 to December 31, 2002, the period from January 1, 2002 to

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

September 9, 2002 and the year ended December 31, 2001, rent expense recognized in excess of payments due was $92, $44, $113 and $162, respectively.

(t) Income Taxes

The Company has elected to qualify as a REIT under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified.

Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of the Company’s net income and loss for financial reporting purposes and for tax reporting purposes.

The Company has a wholly-owned taxable REIT subsidiary as defined under the Internal Revenue Code. The asset and liability approach is used by the taxable REIT subsidiary to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established to reduce net deferred tax assets to the amount for which recovery is more likely than not. The Company has recorded income tax provisions in the accompanying consolidated statement of operations of $2,670 and $131 for the year ended December 31, 2003 and the period from September 10, 2002 through December 31, 2002, respectively, based on the taxable income of the taxable REIT subsidiary. The taxable REIT subsidiary’s effective tax rate is approximately 40%, including the effects of state taxes. The taxable REIT subsidiary does not have deferred tax assets or liabilities as of December 31, 2003 and 2002.

The aggregate cost basis, net of depreciation, for federal income tax purposes of the Company’s investment in real estate was approximately $1,672 million and $217 million at December 31, 2003 and 2002, respectively.

For the year ended December 31, 2003, 50% of the Company’s dividends were characterized as ordinary income and 50% were characterized as a return of capital for federal income tax purposes. During the period from September 10, 2002 through December 31, 2002, all of the Company’s dividends were characterized as ordinary income for federal income tax purposes.

All of the entities of AFREG included in the Predecessor combined financial statements are limited partnerships, registered subchapter S-corporations, or limited liability companies that are treated as partnerships for income tax purposes. As a result, no federal or state income taxes are payable by AFREG and, accordingly, no provision for income taxes has been recorded in the Predecessor financial statements. The partners, members, or subchapter S-shareholders are required to include their respective shares of AFREG’s profits or losses in their individual tax returns. The tax returns of AFREG and the amount of reported profits or losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to such profits or losses, the tax liability of the respective partners, members, or shareholders would be changed.

(u) Income (Loss) Per Share

Basic income (loss) per share (EPS) is based on the weighted average number of shares outstanding during the year or period. Diluted EPS is based on the weighted average number of shares outstanding during the year or period, adjusted to give effect to common share equivalents.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

At December 31, 2003, the Company has a share-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based employee compensation cost for options is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to share-based employee compensation. The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods:

	Year ended December 31, 2003	For the period from September 10, 2002 to December 31, 2002
Net income (loss)	$(18,822)	$8,944
Add: Total share-based employee compensation expense included in net income (loss)	9,318	437
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(10,408)	(484)

Pro forma net income (loss)	$(19,912)	$8,897

Basic income (loss) per share—as reported	$(0.26)	$0.22

Basic income (loss) per share—pro forma	(0.27)	0.22

Diluted income (loss) per share—as reported	$(0.27)	$0.21

Diluted income (loss) per share—pro forma	(0.27)	0.21

(v) Fair Value Disclosures

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, restricted cash, accounts receivable, accounts payable and reverse repurchase agreements. For these short-term instruments, the carrying amounts approximate their fair values.

Investment securities available for sale. Fair values for residential mortgage-backed securities are based on market prices, where available, provided by independent brokers. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market transaction. The fair value of short-term investments are based on quoted market prices as of the balance sheet date. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities classified as available-for-sale are reported at fair value, with unrealized gains and temporary unrealized losses excluded from earnings and reported as accumulated other comprehensive income (loss).

Long-term debt. Fair value is estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. As of December 31, 2003 and 2002, the fair value of the Company’s debt exceeded its carrying value by approximately $7,532 and $12,300, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

(w) Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

(x) Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees; including the Guarantees of Indebtedness of Others.” This interpretation requires that a liability must be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantor’s financial statements. The disclosure requirements of this interpretation are effective for fiscal years ending after December 31, 2002. As of December 31 2003, the Company has not guaranteed any indebtedness of others.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addressed how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and, accordingly, should consolidate the entity. In December 2003, implementation of FIN 46 was deferred for all entities except those created after January 31, 2003 and those entities considered special purpose entities and replaced with FIN 46R. The Company will be required to apply FIN 46R to its variable interests entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 31, 2003, FIN 46R will be applied beginning in the first quarter of 2004. As of December 31, 2003, the Company does not have any unconsolidated VIEs.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or result of operations.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

(3) Acquisitions and Dispositions

During the year ended December 31, 2003 and 2002, the Company acquired 479 properties and 153 properties, respectively.

The following table represents the allocation of the purchase price for the properties acquired during the year ended December 31, 2003 and 2002 to the assets acquired and liabilities assumed, including the Formation Transactions.

	2003	2002
Real estate investments, at cost:
Land	$210,533	$30,996
Building	1,060,121	178,559
Equipment	173,672	34,726
Initial tenant improvements	61,659	3,170
Leasehold interests	(1,043)	4,692
Accumulated depreciation	—	(12,304)

	1,504,942	239,839
Intangibles:
In-place leases	41,727	2,420
Customer relationships	61,787	1,969
Acquired lease asset	21,027	860
Acquired lease liability	(49,855)	(1,336)

	74,686	3,913
Other assets	3,356	14,789
Mortgage notes payable	(301,243)	(154,961)
Other liabilities	(887)	(9,403)
Minority interest	(6,938)	—

Cash paid for acquisitions	$1,273,916	$94,177

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

The following table presents information regarding the property acquisitions completed since, and including, the Formation Transaction through December 31, 2003:

Seller	Date of Acquisition	Number of Buildings (4)		Rentable Square Feet	Purchase Price (1)(2)
Formation Transactions	September 10, 2002	93		1,492,902	$180,519
KeyBank	September 27, 2002	2		19,500	456
Bank of America	October 24, 2002	5		100,660	2,702
Wachovia Bank	December 10, 2002	26		153,964	24,597
Bank of America	December 16, 2002	16		528,412	32,786
AmSouth Bank	December 20, 2002	11		28,340	2,692

Total 2002 Transactions		153		2,323,778	$243,752

Dana Commercial Credit	January 9, 2003	16	(3)	3,759,634	$335,900
Wachovia Bank	February 5, 2003	5		15,519	2,837
AmSouth Bank	February 12, 2003	1		2,817	268
Wachovia Bank	February 19, 2003	9		30,031	5,884
Bank of America	March 20, 2003	1		15,278	768
Pitney Bowes—Wachovia	March 31, 2003	87		1,072,295	145,077
Finova Capital—BB&T	April 15, 2003	10		250,808	21,085
Bank of America	May 1, 2003	5		39,797	1,762
Wachovia Bank	May 8, 2003	2		8,192	1,037
Wachovia Bank	June 6, 2003	4		21,587	1,083
Bank of America Portfolio	June 30, 2003	158		8,055,276	774,424
Bank of America	July 10, 2003	1		28,094	1,713
Wachovia Bank	July 17, 2003	1		4,530	622
Bank of America	August 18, 2003	3		9,448	564
Wachovia Bank	August 21, 2003	1		15,514	1,006
Wachovia Bank	August 27, 2003	1		46,600	2,806
Citigroup	August 28, 2003	21		120,627	9,323
Wachovia Bank	August 29, 2003	12		64,877	4,437
Single Acquisitions (non-bank sellers)	August 2003	2	(5)	5,228	490
Pitney Bowes—Key Bank	September 16, 2003	31		153,950	36,444
Pitney Bowes—Bank of America	September 25, 2003	97		479,418	89,233
First Charter Bank	September 29, 2003	2		5,935	1,015
Wachovia Bank	September 30, 2003	2		31,210	1,997
First States Wilmington, L.P.	September 30, 2003	1		263,058	49,106
Bank of America	November 10, 2003	1		10,359	556
Wachovia Bank	November 25, 2003	1		3,753	—
General Electric (subsidiary)	December 15, 2003	1		750,000	88,226
Wachovia Bank	December 19, 2003	2		13,506	1,147
Cooperative Bank	December 19, 2003	1		2,000	818

Total 2003 Transactions		479		15,279,341	1,579,628

		632		17,603,119	$1,823,380

(1)	Includes all acquisition costs and value of acquired intangible assets and liabilities.
(2)	Excludes other non-real estate assets acquired.
(3)	Includes 14 buildings and two parking facilities.
(4)	Includes the assumption of leasehold interests.
(5)	Includes one parking facility.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

The following table presents information regarding the property dispositions, including terminations of leasehold interests, completed since the Formation Transaction through December 31, 2003:

	Number of Buildings	Rentable Square Feet	Sale Price	Gain(1)
Total 2002 Transactions	6	69,543	$4,456	$675
Total 2003 Transactions	48	309,761	$34,233	$8,407

(1)	Net of provision for income taxes and allocation of minority interest.

A description of the terms of each significant acquisition follows:

Dana Commercial Credit Portfolio: In January 2003, the Company acquired 14 office buildings and two parking facilities, containing approximately 3,760,000 net rentable square feet, from a wholly owned subsidiary of Dana Commercial Credit Corporation. Under the terms of the Company’s net lease with Bank of America, the Company will receive annual minimum rental payments of $40,388 from January 2003 through January 2010. From January 2011 through 2022, Bank of America is not required to pay any base rental income (except for a $2,983 payment with respect to the month of January 2011). Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise permitted under the lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. During the 20 year lease term, the Company will recognize the fixed portion of the rental payments as rental income on a straightline basis without regard to the amount of space leased and the Company will recognize additional rent as rental income in the period earned. Including the amortization of the Company’s assumed lease obligation, in order to recognize rental income from the assumed leases at a market rental rate, the Company will recognize minimum rental income of $17,224 annually. In June 2003, Bank of America exercised its option to vacate appropriately 684,000 square feet in June 2004.

Wachovia Bank Formulated Price Contracts: In September 2002, the Company entered into a formulated price contract with Wachovia Bank, N.A. for the purchase of surplus bank branches in the bank’s entire retail banking territory. As of December 31, 2003, the Company has acquired 66 bank branches containing approximately 409,000 square feet under this contract.

Pitney Bowes—Wachovia Portfolio: In August 2002, the Company entered into an agreement with Pitney Bowes to acquire a portfolio of 87 properties acquired by Pitney Bowes through a sale leaseback arrangement with Wachovia Bank, N.A. In March 2003, the Company closed this transaction. Concurrent with this acquisition, the Company entered into net lease agreements with Wachovia Bank, N.A. for 74 properties, with the leases expiring at various dates from 2010 through 2023. In addition, in conjunction with this acquisition, the Company assumed net leases on the 13 remaining properties that are currently leased to various third party financial institutions, with leases expiring at various dates through 2010.

Finova Capital—BB&T: On April 15, 2003, the Company acquired from Finova Capital Corporation three office buildings and seven bank branches located in North Carolina consisting of approximately 251,000 rentable square feet. Each of these properties is leased to BB&T Corporation under a master lease, which expires on

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

December 31, 2005. The lease may be renewed in whole but not in part at the option of the tenant for up to six additional terms of five years each.

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

In addition to the portion of the premises subject to the 20 year lease, as of December 31, 2003 Bank of America, N.A. occupied approximately 774,000 rentable square feet that it has the right to rent at a reduced rate through June 2004. Bank of America, N.A. is required to notify the Company, by June 30, 2004, whether it intends to vacate this square footage or add it to the lease at the then-current fair market rate or at the rate established by the 20 year lease, depending on the length of the term selected. Approximately 10.1% of the rentable square feet in the portfolio is currently leased to third parties. Bank of America, N.A. will pay the Company approximately $44,900 in annual base rent under the 20 year lease for this portfolio, plus its portion of the operating expenses associated with the leased space, excluding the 847,000 rentable square feet that is occupied on a reduced rate basis.

Citigroup Formulated Price Contract: On August 28, 2003, the Company acquired 21 bank branches from Citigroup, including the assumption of 14 leasehold interests. These properties contain approximately 121,000 rentable square feet.

Pitney Bowes—Key Bank: On September 16, 2003, the Company acquired 31 bank branches from Pitney Bowes, which were previously acquired by Pitney Bowes pursuant to a sale leaseback arrangement with Key Bank, N.A. The properties contain 154,000 rentable square feet.

Pitney Bowes—Bank of America: On September 25, 2003, the Company acquired 97 bank branches containing approximately 479,000 square feet from Prefco III Limited Partnership. Bank of America, N.A. leases 73 of the properties for 20 years on a triple-net lease basis. Among the remaining properties, seven are leased to Bank of America, N.A. for varying terms, 14 are subleased with leases expiring in December 2008 and the remaining three were acquired vacant.

First States Wilmington, L.P.: On September 30, 2003, pursuant to the exercise of a purchase option entered into in May 2002, the Company acquired all of the ownership interests of First States Wilmington JV, L.P. (FSW), the beneficial owner of Three Beaver Valley, a Class A office building containing approximately 263,000 square feet. The property, located in Wilmington, DE, is fully occupied and leased on a triple-net basis to American International Insurance Company (a wholly-owned subsidiary of American Insurance Group) and Wachovia Bank, N.A. Total consideration paid by the Company for the FSW interests was $51,768, of which $44,830 consisted of the assumption of variable rate debt. The remaining consideration consisted primarily of units of limited partnership in the Company’s Operating Partnership and cash. Prior to the acquisition, FSW was controlled by the Company’s Chief Executive Officer. Concurrent with this acquisition, the Company terminated the agreement with the existing property management company, which was wholly owned by the Company’s Chief Executive Officer. The obligation resulting from this termination was approximately $150.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

Bank of America Plaza: On December 15, 2003, the Company acquired an office building located in St. Louis, Missouri from a subsidiary of General Electric containing approximately 750,000 square feet. The property is primarily occupied by Bank of America and International Business Machines Corp.

Unaudited pro forma information relating to the acquisition of operating properties is presented below as if these transactions had been consummated at the beginning of the respective period. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred at the beginning of the respective period, nor does the pro forma financial information purport to represent the results of operations for future periods.

The following table presents the unaudited pro forma information as if the 2003 acquisitions had been consummated at the beginning of the respective periods.

			Predecessor
	Year Ended December 31, 2003	For the Period from September 10, 2002 to December 31, 2002	For the Period from January 1, 2002 to September 9, 2002
Pro forma revenues	$222,738	$69,812	$149,930
Pro forma income (loss) from continuing operations	(39,088)	3,630	(15,069)
Pro forma income (loss) from discontinued operations	6,507	439	8,714

Pro forma net income (loss)	$(32,581)	$4,069	$(6,355)

Basic pro forma earnings (loss) per share:
From continuing operations	$(0.53)	$0.09
From discontinued operations	0.09	0.01

Basic pro forma net income (loss) per share	$(0.44)	$0.10

Diluted pro forma earnings (loss) per share:
From continuing operations	$(0.53)	$0.08
From discontinued operations	0.09	0.01

Diluted pro forma net income (loss) per share	$(0.44)	$0.09

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

The following table presents the unaudited pro forma information as if the 2002 acquisitions had been consummated at the beginning of the respective periods.

	For the period from September 10, 2002 to December 31, 2002	For the period from January 1, 2002 to September 9, 2002	Year Ended December 31, 2001
Pro forma revenues	$14,367	$26,658	$37,547
Pro forma income (loss) from continuing operations	7,001	(8,080)	(13,496)
Pro forma income from discontinued operations	439	8,714	3,940

Pro forma net income (loss)	$7,440	$634	$(9,556)

Basic pro forma earnings per share:
From continuing operations	$0.17
From discontinued operations	0.01

Basic pro forma net income per share	$0.18

Diluted pro forma earnings per share:
From continuing operations	0.15
From discontinued operations	0.01

Diluted pro forma net income per share	$0.16

(4) Residential Mortgage-Backed Securities

The Company invested in residential mortgage-backed securities during the years ended December 31, 2003 and 2002. The Company’s investments were financed by entering into reverse repurchase agreements to leverage the overall return on capital invested in the portfolio. On May 21, 2003, the Company’s Board of Trustees approved the sale of these securities, the repayment of all borrowings under reverse repurchase agreements, and the termination of a related hedging arrangement. The net effect of selling this portfolio was a loss of $9,241 for the year ended December 31, 2003. At December 31, 2003, the Company held no residential mortgage-backed securities in a leveraged portfolio.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

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

In September 2003, the Company entered into an interest rate swap agreement with an aggregate notional amount of $328,000. This derivative was designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the expected refinancing of a $400,000 bridge note payable with a $440,000 mortgage note payable. In October 2003, the Company completed this refinancing and incurred a loss of $12,895 when this interest swap agreement was terminated. This loss is recorded in accumulated other comprehensive income (loss) and will be reclassified to interest expense over the term of the new debt instrument.

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

During the year ended December 31, 2003, the Company has reclassified $258 from accumulated other comprehensive loss to interest expense. No such interest expense was incurred during 2002.

Over the next 12 months, the Company expects to reclassify $1,624 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

(6) Indebtedness

(a) Mortgage Notes Payable

The following is a summary of mortgage notes payable as of December 31, 2003 and 2002:

	December 31,
	2003	2002
Mortgage notes payable; monthly payments of principal and interest with fixed interest rates ranging from 4.07% to 5.50% (effective fixed rates ranging from 4.11% to 5.52%); maturing from 2010 to 2023	$76,300	—

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

Unit I, excluding unamortized debt premium of $1,272 and $1,457	35,730	36,014
Unit II, excluding unamortized debt premium of $1,571 and $1,940	51,840	52,252
Mortgage notes payable; monthly payments of principal and interest at a fixed rate ranging from 5.25% to 8.75% (effective fixed interest rates ranging from 5.25% to 7.84%) and one mortgage note payable with an interest rate equal to LIBOR plus 2.35% (effective fixed rate of 5.82%); maturing from 2006 through 2024, excluding unamortized debt premium of $1,073 and $1,245	58,391	56,978
Mortgage note payable, secured by an office property; interest payments of LIBOR (1.12% at December 31, 2003) plus 3.60% are due monthly with the principal balance due at maturity in November 2004	39,800	—
Mezzanine mortgage note payable, secured by an office property; with a fixed and effective rate of 12.5% are due monthly with the principal balance due at maturity in November 2004	5,030	—
Mortgage notes payable, secured by 14 office properties and two parking facilities; annual payments of principal and interest with a fixed interest rate of 4.04% (effective rate of 4.15%); maturing in 2011	200,000	—
Mortgage note payable; monthly interest payments through May 2005; monthly payments of principal and interest thereafter with a fixed interest rate of 5.47% (effective rate of 5.78%); remaining principle balance due at maturity in December 2013	440,000	—
Mortgage note payable; monthly payments of principal and interest with a fixed and effective interest rate of 5.33%; maturing in October 2022, excluding unamortized debt premium of $53	65,000	—

Total mortgage notes payable	972,091	145,244
Unamortized debt premium	3,969	4,642

	$976,060	$149,886

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

The mortgage notes payable contain various financial and nonfinancial covenants customarily found in mortgage notes of this type, as well as a requirement that certain individual properties maintain a debt service coverage ratio, as defined, of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. As of December 31, 2003 and 2002, the Company is in compliance with all such covenants.

Principal payments due on the mortgage notes payable and other long-term debt as of December 31, 2003 are as follows:

2004	$73,060
2005	31,523
2006	38,541
2007	93,437
2008	40,233
2009 and thereafter	695,297

Total	$972,091

(b) Credit facilities

On April 30, 2003, the Company obtained a $100,000 credit facility from a syndicate of lenders. The credit facility matures on April 30, 2006 and bears interest at either (a) the Federal Funds Rate plus 0.55% or (b) LIBOR plus 1.25%. The credit facility is secured by 100% of the membership interest in a special purpose entity that is the borrower under the credit facility, as well as, when applicable, an assignment of leases and rents that would only be recorded in the event of default. Borrowings under the facility are collateralized by monthly base rental payments from bond net leases for tenants with credit ratings of A- or better. This credit facility was terminated in October 2003.

On July 18, 2003, the Company completed an agreement with Deutsche Bank Securities Inc., on behalf of Deutsche Bank AG, Cayman Islands Branch, for a $300,000 warehouse facility. Borrowings under this facility will be extended in a series of advances, each of which will be used to acquire a specific property. Borrowings under this facility may be used only to acquire properties that may be financed on a long-term basis through credit-tenant lease or conduit commercial mortgage-backed securities financing. Advances under this facility will be made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility has a term of three years and bears interest at an annual rate of LIBOR plus either (x) with respect to conduit properties, 1.75%, or (y) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being purchased with the proceeds of the specific advance. The Company paid a fee of 1.25% of the total availability in connection with this facility. The Company has not requested any advances under this warehouse facility through December 31, 2003.

(7) Shareholders’ Equity

On June 30, 2003, the Company completed its initial public offering through the issuance of 64,142,500 common shares of beneficial interest. The Company received net proceeds of $740,896, after payment of $60,885 in offering expenses including underwriters’ discounts and commissions.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

On September 10, 2002, the Company issued a total of 42,498,008 common shares of beneficial interest, including 40,765,241 common shares issued pursuant to a private placement (Private Placement) of common shares in accordance with Rule 144A under the Securities Act, 1,522,767 common shares issued to the Company’s President, Chief Executive Officer and Vice Chairman of the board of trustees, and certain of his family members, and 210,000 restricted shares granted to Trustees. The Company received net proceeds of approximately $378,857 after payment of $29,442 in offering expenses including the initial purchaser’s discount. The net proceeds were used principally to pay the cash portion of the Formation Transaction. A total of 317,827 shares purchased by the Company’s Chief Executive Officer and certain of his family members were purchased at an amount equal to the offering price, net of the initial purchaser’s discount. The initial purchaser’s discount of $222 was charged to expense.

Concurrent with the closing of the Private Placement, the Company purchased the majority of the operations of AFREG in the Formation Transaction. As a result of the Formation Transaction, the Company recognized a reduction in overall equity of $48,971, which represents the fair value of net assets acquired from the majority shareholder/general partner and his affiliates in excess of their historical carrying amounts.

The following summarizes dividends and distributions paid subsequent to September 10, 2002:

On December 12, 2003, the Company declared a distribution of $0.25 per Common Share, totaling $27,067, which was paid on January 15, 2004 to shareholders of record as of December 31, 2003. In addition, the Operating Partnership simultaneously paid a distribution of $0.25 per operating partnership unit, totaling $1,228.

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

On December 19, 2002, for the quarter ended December 31, 2002, the Company declared a distribution of $0.22 per Common Share, totaling $9,350, which was paid on January 20, 2003 to shareholders of record as of December 31, 2002. In addition, the Operating Partnership simultaneously paid a distribution of $0.22 per operating partnership unit, totaling $980.

(8) Employee Benefits

401(k) Plan

The Company has established and maintained a retirement savings plan under section 401(k) of the Internal Revenue Code (IRC). The IRC allows eligible employees, as defined within the plan, to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

Company matches each eligible employees’ annual contributions, within prescribed limits, in an amount equal to 100% of the first 3% of employees’ salary reduction contributions plus 50% of the next 2% of employees’ salary reduction contributions. Matching contributions of the Company vest immediately. As of December 31, 2003, $120 was accrued for Company matching contributions relating to 2003 plan activity included within general and administrative expenses in the accompanying statement of operations. There was no accrual established as of December 31, 2002 as the plan commenced in 2003.

Supplemental Executive Retirement Plan

The Company has established a non-qualified Supplemental Executive Retirement Plan (SERP). Currently, our Chief Executive Officer is a participant under this plan. The benefit payable under the SERP is based on a specified percentage of each participant’s average annual compensation, as defined within the plan, while employed at AFR. Participants may begin to receive SERP payments once they have attained the later of age 60 or retirement. Benefits paid under the SERP are for life with 10 years of guaranteed payments and terminate upon the participant’s death. As of December 31, 2003, $431 was accrued for the SERP obligation included within general and administrative expenses in the accompanying statement of operations.

2002 Equity Incentive Plan

The Company established the 2002 Equity Incentive Plan (Incentive Plan) that authorized the issuance of up to 3,125,000 options to purchase common shares and 1,500,000 restricted shares. The Incentive Plan was amended in 2003 to allow for the issuance of an aggregate of 11,375,000 common shares. The terms and conditions of the option awards are determined by the Board of Trustees. Options are granted at the fair market value of the shares on the date of grant. The options vest and are exercisable over periods determined by the Company, but in no event later than 10 years from the grant date.

The following table summarizes option activity for the Company for the period from September 10, 2002 to December 31, 2003:

	Number of Shares Issuable upon Exercise	Weighted Average Exercise Price	Aggregate Exercise Price	Grant Price Range
				From	To
Balance, September 10, 2002	—	$—	$—	$—	$—
Options granted	2,812,625	10.06	28,306	10.00	11.65

Balance, December 31, 2002	2,812,625	10.06	28,306	10.00	11.65
Options granted	221,000	13.14	2,905	11.25	14.98
Options cancelled	(3,750)	10.00	(38)	10.00	10.00
Options exercised	(37,812)	10.00	(378)	10.00	10.00

Balance, December 31, 2003	2,992,063	$10.29	$30,795	$10.00	$14.98

As of December 31, 2003, there are 989,610 exercisable options. The weighted average remaining contractual life and exercise price of these options is 8.7 years and $10.06, respectively. No options were exercisable as of December 31, 2002.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

The Company accounts for stock-based compensation using the intrinsic value method in Accounting Principles Board Opinion No. 25 as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. The weighted-average fair value of each option granted during the period from September 10, 2002 to December 31, 2003 ranges from $0.20 to $0.33 and was estimated on the grant date using the Black-Scholes options pricing model and the assumptions presented below:

Expected life (in years)	5
Risk-free interest rate	3.25% to 4.21%
Volatility	10.00%
Dividend yield	7.50%

The following table summarizes restricted share grant activity for the period from September 10, 2002 to December 31, 2003 for the Company:

Date of Grant	Grantee	No. of Shares Issued under the Incentive Plan	Share Price at Date of Grant	Vesting Period (1)
September 10, 2002	Trustees	210,000	$10.00	3 years
July 1, 2003 (2)	Senior Management	1,141,000	12.50	3 years
September 29, 2003	Trustees	194,000	14.15	3 years
September 29, 2003	Senior Management	25,000	14.15	3 years
October 1, 2003	Senior Management	28,500	14.24	4 years

		1,598,500

(1)	Vesting period is 33% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for options that have a three year vesting period. Vesting period is 25% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for options that have a four year vesting period.
(2)	Excludes 149,000 shares that were awarded and issued effective January 1, 2004.

In May 2003, the Company’s Board of Trustees approved the 2003 Outperformance Plan (OPP). The OPP is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the OPP will consist of annual cash awards and a three year restricted share award. Award amounts determined under the OPP represent a percentage of the value created for shareholders in excess of established performance thresholds. The OPP is a three year plan with an effective date of January 1, 2003. The aggregate amount of the award will be determined at the end of the three year term on January 1, 2006. The restricted share portion of a participant’s reward will vest in three equal annual installments beginning on the later of January 1, 2005 or the second anniversary of the commencement of employment. The Company measures and records compensation expense over the service period in accordance with the provisions of Accounting Principles Board Opinion No. 25 and FASB Interpretation No. 28 based upon an interim estimate of the reward. During the year ended December 31, 2003, the Company accrued approximately $7.3 million of compensation expense relating to the OPP.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

(9) Income (Loss) Per Share (EPS)

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the year ended December 31, 2003, and period from September 10, 2002 to December 31, 2002. No common shares were issued by the Predecessor prior to September 10, 2002:

	For the year period ended December 31, 2003		For the period from September 10, 2002 to December 31, 2002
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(25,329)	$(25,329)	$8,505	$8,505
Add: Minority interest in Operating Partnership	—	(1,750)	—	784
Less: Dividends on unvested restricted share awards	(942)	(942)	—	—

Income (loss) from continuing operations	(26,271)	(28,021)	8,505	9,289

Income from discontinued operations	$6,507	$6,507	439	439
Add: Minority interest in Operating Partnership	—	296	—	46

Income from discontinued operations	$6,507	$6,803	$439	$485

Weighted average number of common shares outstanding	74,838,001	74,838,001	42,168,109	42,168,109
Effect of share options and unvested restricted share awards	—	—	—	313,470
Operating partnership units	—	4,575,660	—	4,455,966

Total weighted average shares outstanding	74,838,001	79,413,661	42,168,109	46,937,545

Income (loss) per share from continuing operations	$(0.35)	$(0.35)	$0.21	$.20

Income (loss) per share from discontinued operations	$0.09	$0.09	$0.01	$.01

Diluted earnings per share assumes the conversion of all Operating Partnership units into an equivalent number of common shares. Share options and restricted shares, including shares that are contingently issuable under the OPP, computed under the treasury stock method, aggregating 2,105,429 and 241,131 were excluded from the earnings per share computations as their effect would have been antidilutive for the year ended December 31, 2003 and the period from September 10, 2002 to December 31, 2002, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

(10) Accumulated Other Comprehensive Loss

The following table reflects components of accumulated other comprehensive loss for the year ended December 31, 2003 and period from September 10, 2002 through December 31, 2002:

	Unrealized Gains (Losses) on Residential Mortgage Backed Securities and Hedge	Unrealized Gains (Losses) on Available for Sale Securities	Interest Rate Hedges	Accumulated Other Comprehensive Loss
Balance, September 10, 2002	$—	$—	$—	$—
Change during year	(5,028)	(183)	—	(5,211)
Reclassification adjustments into statements of operations	237	36	—	273
Minority interest	446	14	—	460

Balance, December 31, 2002	(4,345)	(133)	—	(4,478)
Change during year	(4,060)	(616)	(14,799)	(19,475)
Reclassification adjustments into statements of operations	8,851	388	258	9,497
Minority interest	(446)	17	665	236

Balance, December 31, 2003	$—	$(344)	$(13,876)	$(14,220)

(11) Discontinued Operations and Assets Held for Sale

During the year ended December 31, 2003, the Company sold 38 properties in separate transactions for net sales proceeds of $33,980. The sales transactions resulted in a net gain of approximately $8,407 after minority interest of $382 and an income tax provision of $2,670.

For the periods from September 10, 2002 to December 31, 2002, the Company sold five bank branches in separate transactions for net sales proceeds of $4,456. The sales transactions resulted in a net gain of approximately $675 after minority interest of $71 and an income tax provision of $131.

For the period from January 1, 2002 to September 9, 2002, the Company sold 22 bank branches in separate transactions for net proceeds of $14,674, resulting in a net gain of $9,500.

During the year ended December 31, 2001, the Company sold 23 bank branches properties in separate transactions for net sales proceeds of $22,921. The sales transactions resulted in a net gain of $4,107.

In accordance with the provisions of SFAS No. 144, the Company has classified 18 properties as held for sale as of December 31, 2003. Operating results of the properties held for sale as of December 31, 2003 and the properties sold during the year ended December 31, 2003 and the periods from September 10, 2002 to

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

December 31, 2002, and January 1, 2002 to September 9, 2002 are included in discontinued operations for all periods presented.

	December 31, 2003	December 31, 2002
Assets held for sale:
Real estate investments, at cost:
Land	$11,377	$293
Building	56,545	1,234
Equipment and fixtures	9,094	296

Total real estate investments, at cost	77,016	1,823
Less accumulated depreciation	(1,757)	(66)

	75,259	1,757
Intangible assets, net	6,526	—
Deferred costs, net	20	—
Accrued rental income	197	—

Total assets held for sale	$82,002	$1,757

			Predecessor
	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002	Period from January 1, 2002 to September 9, 2002	Year Ended September 30, 2001
Operating Results:
Revenues	$6,768	$28	$(101)	$1,198
Operating expenses	4,820	51	217	558
Impairment loss	1,551	176	—	—
Interest expense	0	0	245	574
Depreciation	2,383	62	223	233

Loss from operations before minority interest	(1,986)	(261)	(786)	(167)
Minority interest	86	25	—	—

Loss from operations, net	(1,900)	(236)	(786)	(167)

Gain on disposals, net of income taxes	8,789	746	9,500	4,107
Minority interest	(382)	(71)	—	—

Gain on disposals, net	8,407	675	9,500	4,107

Income from discontinued operations	$6,507	$439	$8,714	$3,940

Discontinued operations have not been segregated in the consolidated and combined statements of cash flows. Therefore, amounts for certain captions will not agree with the respective consolidated and combined statements of operations.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

(12) Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending to the year 2024. Future minimum rentals under noncancelable leases excluding reimbursements for operating expenses as of December 31, 2003 are as follows:

2004	$174,199
2005	164,122
2006	161,052
2007	157,403
2008	153,779
2009 and thereafter	1,104,506

Total	$1,915,061

As of December 31, 2003, the Company leased 42 bank branch properties from third parties with expiration dates extending to the year 2036. In addition, the Company has various ground leases with expiration dates extending through 2086. Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

2004	$3,892
2005	3,708
2006	3,570
2007	3,142
2008	2,660
2009 and thereafter	48,236

Total	$65,208

(13) Transactions with Related Parties

The Company provides management and other services to entities affiliated with the Chief Executive Officer. Total revenue received by the Company from these affiliated entities was approximately $135 for the year ended December 31, 2003, $47 and $752 for the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively, and $429 for the year ended December 31, 2001. Such amounts are included in other income in the accompanying consolidated and combined statements of operations. The Company provides property and asset management services for four bank branches, all of which are owned by certain executive officers and trustees and other entities affiliated with them. During the period from January 1, 2002 to September 9, 2002, the Company sold two bank branches to affiliates of the Chief Executive Officer for an aggregate price of $2,850. A net gain of $2,212 was recognized on the sale of these properties.

As of December 31, 2003 and 2002, accounts receivable included approximately $6 and $137, respectively, for amounts due from related parties. As of December 31, 2003 and 2002, accounts payable included approximately $14 and $64, respectively for amounts due to related parties.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

In addition, the Company leases space in two office buildings from real estate partnerships controlled by related parties. Total rent payments under these office leases were approximately $111 for the year ended December 31, 2003, $91 and $56 for the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively and $67 for the year ended December 31, 2001. One lease expires in July 2009 and has aggregate annual rent of $66 and the other lease has an aggregate annual rent of $45 and expires in 2008. Both leases are subject to annual rent increases of the greater of 3.0% or the Consumer Price Index. All of these amounts are included in general and administrative expenses in the accompanying consolidated and combined statements of operations.

An officer of the Company owns a one-third interest in a leasing company that provided leasing services with respect to certain properties. Leasing commissions charged to expense related to these services were approximately $258 for the year ended December 31, 2003, $67 and $175 for the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively, and $288 for the year ended December 31, 2001.

A former member of the Company’s Board of Trustees is Head of Investment Banking at Friedman Billings Ramsey & Co., Inc. (FBR). FBR served as placement agent in connection with the Company’s September 2002 private placement and served as co-lead manager of the Company’s June 2003 initial public offering of common shares. The Company paid FBR $25.9 million and $18.8 million in connection with the private placement and initial public offering of common shares, respectively. The Company and FBR entered into an Intellectual Property Contribution and Unit Purchase Agreement as of May 24, 2002 pursuant to which FBR contributed certain intellectual property and other in-kind capital in exchange for the issuance of 750,000 Operating Partnership units. FBR Investment Management, Inc., an affiliate of FBR, received investment advisory fees based on the month-end balance invested in the residential mortgage-backed securities investment account. Total fees paid for such services during the year ended December 31, 2003 were $442. Total fees paid for such services during the period from September 10, 2002 to December 31, 2002 were $768. No fees were paid prior to September 10, 2002 for these services. Under the terms of an engagement letter, FBR will provide customary investment banking and financial advisory services for a one year period following the completion of an initial public offering. In November 2003, FBR converted 28,333 Operating Partnership units in common shares.

(14) Commitments and Contingencies

Under agreements with certain financial institutions, the Company is required to purchase properties at a formulated price typically based on the fair market value of the property as determined through an independent appraisal process, which values the property based on its highest and best use and its alternative use, and then applies a negotiated discount. Under these agreements, the Company is also required to assume the rights and obligations of the financial institution under leases pursuant to which the financial institution leases surplus bank branches. The obligations the Company assumes include the obligations to pay rent under these leases. In exchange, the Company’s purchase price is reduced by an amount equal to 25-35% of the future rental payments due under the leasehold interest acquired. Current agreements are renewable on an annual basis, and may be terminated upon 90 days prior written notice in the case of two of the agreements, and anytime with cause with written notice in the case of the other agreement. The purchase of these properties or assumption of the leasehold interests is done on an “as-is” basis; however, the Company is not required to acquire properties with certain environmental or structural problems or with defects in title that render the property either unmarketable or uninsurable at regular rates or that materially reduce the value of the property or materially impair or restrict its contemplated use. If the Company subsequently discovers issues or problems related to the physical condition of

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

a property, zoning, compliance with ordinances and regulations, or other significant problems, the Company typically has no recourse against the seller and the value of the property may be less than the amount paid for such property. Should the Company default on its purchase obligation, the Company would forfeit its initial deposit and any supplemental deposits made with the financial institution. In addition, the Company would be liable for any rental payments due under the leasehold interests. At December 31, 2003 and 2002, total deposits of $153 and $440, respectively, were held with financial institutions and included in prepaid expenses and other assets in the accompanying consolidated and combined balance sheets. These deposits will be returned to the Company at the expiration date of the respective agreements.

Pursuant to the formulated price contracts described above, the Company has signed agreements or letters of intent to acquire approximately $5,843 of real estate properties, subject to execution of agreements, standard due diligence, and customary closing procedures, through December 31, 2004.

The Company may be subject to claims or litigation in the ordinary course of business. When identified, these matters are usually referred to the Company’s legal counsel or insurance carriers. In the opinion of management, at December 31, 2003, there are no outstanding claims against the Company that would have a material adverse effect on the Company’s financial position or results of operations.

(15) Summary Quarterly Results (Unaudited)

The following is a summary of interim financial information as previously reported (in thousands, except per share data):

For the year ended December 31, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$15,733	$19,302	$48,220	$55,495
Net income (loss)	2,853	(12,856)	718	(9,537)
Income (loss) allocated to common shares	2,853	(12,856)	718	(9,537)
Basic income (loss) per share	$0.07	$(0.30)	$—	$(0.09)

Diluted income (loss) per share	$0.07	$(0.30)	$—	$(0.09)

During the second quarter of 2003 the Company incurred a realized loss of approximately $9.2 million in correction with the sales of its residential mortgage-backed security portfolio. During the fourth quarter of 2003, the Company incurred approximately $7.2 million of compensation expense related to the cash and contingent restricted share components of the 2003 Outperformance Plan.

	Predecessor
For the year ended December 31, 2002	1st Quarter	2nd Quarter	Period from July 1, 2002 to September 9, 2002	Period from September 10, 2002 to September 30, 2002	4th Quarter
Total revenues	$8,788	$8,894	$6,700	$2,379	$11,135
Net income (loss)	1,303	4,036	318	(449)	9,393
Income (loss) allocated to common shares	1,303	4,036	318	(449)	9,393
Basic income (loss) per share	—	—	—	$(0.01)	$0.23

Diluted income (loss) per share	—	—	—	$(0.01)	$0.22

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

For the Year Ended December 31, 2003, the Period from September 10, 2002 to December 31, 2002,

Period from January 1, 2002 to September 9, 2002 and Year Ended December 31, 2001

(In thousands, except share, per share and square feet data)

(16) Subsequent Event

On February 17, 2004, the Company acquired State Street Financial Center, a 1.05 million square feet office building located in Boston, Massachusetts. The property also includes a 900-space parking facility. The office building is 100% leased by a wholly-owned affiliate of State Street Corporation. The total purchase price of the property was approximately $705.4 million. On February 17, 2004, the Company also entered into a lease amendment with the wholly-owned affiliate of State Street Corporation providing for minimum annual rent for the office building of $63.9 annually. The amended lease also provides for the tenant to pay all operating expenses at the building in excess of $16.4 million annually. In connection with the lease amendment, the Company paid State Street Corporation a lease amendment fee of approximately $8.9 million.

The Company and State Street Corporation further agreed to terms for lease of the parking facility. Under the new parking garage lease, which the Company expects will be signed by March 31, 2004. State Street will pay an annual net rent of $2.5 million for the parking garage in 2004, increasing to $3.0 million in 2005, $3.5 million in 2006, $4.0 million in 2007, $4.4 million in 2008, $4.8 million in 2009 and increasing thereafter by a cost of living adjustment through the expiration of the parking garage lease in September 2023.

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ending December 31, 2003	$25	$201	$—	$226

Period from September 10, 2002 to December 31, 2002	$25	$—	$—	$25

AMERICAN FINANCIAL REAL ESTATE GROUP

SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Period from January 1, 2002 to September 9, 2002	$—	$89	$(64)	$25

Year ending December 31, 2001	$—	$360	$(360)	$—

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

				Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03(2)	Average Depreciable Life
Real estate investments:
Abington	PA	08/19/1998	$828	$82	$494	$6	$82	$500	$582	$71	35
Berkeley Height	NJ	08/20/1998	612	84	386	—	84	386	470	50	37
Cherry Hill	NJ	08/20/1998	616	72	337	—	72	337	409	39	37
Edison Twp.	NJ	08/20/1998	736	104	473	—	104	473	577	60	37
Freehold	NJ	08/20/1998	566	66	304	—	66	304	370	38	37
Gloucester	NJ	08/20/1998	444	52	248	—	52	248	300	31	37
Hamilton Square	NJ	08/20/1998	722	113	490	—	113	490	603	65	37
Highland Park	NJ	08/20/1998	512	67	347	—	67	347	414	37	38
Hightstown	NJ	08/20/1998	725	78	346	—	78	346	424	37	38
Kendall Park	NJ	08/20/1998	687	64	288	—	64	288	352	24	38
Kenilworth	NJ	08/20/1998	502	60	267	—	60	267	327	29	38
Lawrenceville	NJ	08/20/1998	936	113	518	—	113	518	631	58	37
Linden	NJ	08/20/1998	1,133	135	563	—	135	563	698	44	39
Linden	NJ	08/20/1998	1,188	147	606	—	147	606	753	44	39
Manasquan	NJ	08/20/1998	793	83	377	—	83	377	460	35	38
Millburn	NJ	08/20/1998	1,022	127	572	—	127	572	699	64	37
Moorestown	NJ	08/20/1998	—	51	242	—	51	242	293	36	36
North Plainfiel	NJ	08/20/1998	—	26	130	—	26	130	156	19	36
Phillipsburg	NJ	08/20/1998	436	63	302	—	63	302	365	45	36
Point Pleasant	NJ	08/20/1998	554	78	388	—	78	388	466	40	38
Red Bank	NJ	08/20/1998	1,194	141	794	—	141	794	935	93	37
Runnemede	NJ	08/20/1998	—	20	110	—	20	110	130	27	31
Scotch Plains	NJ	08/20/1998	704	86	380	—	86	380	466	36	38
Somerdale	NJ	08/20/1998	312	49	220	—	49	220	269	21	38
South Plainfiel	NJ	08/20/1998	628	80	357	—	80	357	437	39	38
Spring Lake	NJ	08/20/1998	414	56	304	—	56	304	360	32	38
Ventnor	NJ	08/20/1998	479	55	261	—	55	261	316	31	37
Avondale	PA	08/20/1998	768	99	515	—	99	515	614	71	37
Cambelltown	PA	08/20/1998	211	40	185	—	40	185	225	26	36
Emmaus	PA	08/20/1998	832	111	492	—	111	492	603	59	37
Feasterville	PA	08/20/1998	1,098	125	566	—	125	566	691	43	39
Kennett Square	PA	08/20/1998	1,380	174	728	—	174	728	902	46	39
Moosic	PA	08/20/1998	337	36	148	—	36	148	184	14	38
Phoenixville	PA	08/20/1998	1,088	133	547	—	133	547	680	34	39
Pottstown	PA	08/20/1998	210	32	135	—	32	135	167	12	39

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

				Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Warminster	PA	08/20/1998	832	111	530	—	111	530	641	52	38
West Chester	PA	01/28/1999	3,643	374	3,569	2	374	3,571	3,945	584	37
Upper Dublin	PA	06/17/1999	923	352	956	—	352	956	1,308	202	32
Collingswood	NJ	08/06/1999	390	52	272	—	52	272	324	50	34
Pennington	NJ	08/06/1999	711	92	531	—	92	531	623	97	34
Philadelphia	PA	08/06/1999	852	70	333	—	70	333	403	41	37
Boyertown	PA	12/14/1999	371	57	300	—	57	300	357	52	34
Jenkintown	PA	07/11/2000	15,119	2,357	19,654	1,341	2,357	20,995	23,352	2,861	34
Bensalem	PA	09/20/2000	682	76	409	—	76	409	485	60	35
Philadelphia	PA	09/26/2000	87,570	12,815	106,601	334	12,815	106,935	119,750	15,898	34
Charleston	SC	12/29/2000	9,944	1,425	11,981	26	1,425	12,007	13,432	1,958	33
Juno Beach	FL	05/09/2001	—	—	175	—	—	175	175	7	40
New Bern	NC	05/09/2001	—	46	236	—	46	236	282	25	34
Little Rock	AR	12/11/2001	—	29	146	—	29	146	175	13	36
Little Rock	AR	02/28/2002	—	35	192	—	35	192	227	17	33
Aurora	MO	02/28/2002	—	77	419	—	77	419	496	36	34
Dalton	GA	12/10/2002	—	143	813	—	143	813	956	36	35
Cary	NC	12/10/2002	—	185	1,051	—	185	1,051	1,236	46	35
Charlotte	NC	12/10/2002	—	214	1,212	—	214	1,212	1,426	53	35
Charlotte	NC	12/10/2002	—	97	548	—	97	548	645	24	35
Cornelius	NC	12/10/2002	—	187	1,061	—	187	1,061	1,248	47	35
DT Albemarle	NC	12/10/2002	—	172	974	—	172	974	1,146	43	35
Hickory	NC	12/10/2002	—	102	578	—	102	578	680	26	35
Huntersville	NC	12/10/2002	—	158	893	—	158	893	1,051	39	35
Lexington	NC	12/10/2002	—	196	1,110	—	196	1,110	1,306	49	35
Raleigh	NC	12/10/2002	—	170	961	—	170	961	1,131	42	35
Statesville	NC	12/10/2002	—	184	1,040	—	184	1,040	1,224	46	35
Florence	SC	12/10/2002	—	109	617	—	109	617	726	27	35
Greenwood	SC	12/10/2002	—	131	742	—	131	742	873	33	35
Hilton head	SC	12/10/2002	—	252	1,430	—	252	1,430	1,682	63	35
Hilton Head	SC	12/10/2002	—	311	1,760	—	311	1,760	2,071	78	35
Rock Hill	SC	12/10/2002	—	97	549	—	97	549	646	24	35
Portsmouth	VA	12/10/2002	—	71	405	—	71	405	476	18	35
Richmond	VA	12/10/2002	—	171	970	—	171	970	1,141	43	35
Los Angeles	CA	12/16/2002	—	216	1,225	—	216	1,225	1,441	51	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Altamonte Sprgs	FL	12/16/2002	—		436	2,474	10	436	2,484	2,920	103	35
Fory Myers	FL	12/16/2002	—		225	1,278	160	225	1,438	1,663	58	35
Gainesville	FL	12/16/2002	—		350	1,985	—	350	1,985	2,335	83	35
Nassau Bay	FL	12/16/2002	—		404	2,277	—	404	2,277	2,681	97	35
Port St. Lucie	FL	12/16/2002	—		774	4,388	—	774	4,388	5,162	183	35
Spring Hill	FL	12/16/2002	—		166	892	—	166	892	1,058	51	35
Tampa	FL	12/16/2002	—		151	857	—	151	857	1,008	36	35
Conyers	GA	12/16/2002	—		313	1,754	11	313	1,765	2,078	82	35
Waycross	GA	12/16/2002	—		144	868	—	144	868	1,012	35	36
Dodge City	KS	12/16/2002	—		65	444	—	65	444	509	20	36
Raytown	MO	12/16/2002	—		131	745	—	131	745	876	31	35
West Plains	MO	12/16/2002	—		161	912	—	161	912	1,073	38	35
Reno	NV	12/16/2002	—		779	4,440	—	779	4,440	5,219	206	35
Pendelton	OR	12/16/2002	—		103	583	—	103	583	686	24	35
Austin	TX	12/16/2002	—		498	2,747	—	498	2,747	3,245	132	35
Decatur	AL	12/20/2002	—		29	161	—	29	161	190	7	35
Gray	TN	12/20/2002	—		20	113	—	20	113	133	5	35
Washington	DC	01/09/2003	(A	)	3,913	24,948	—	3,913	24,948	28,861	1,062	35
St. Petersburg	FL	01/09/2003	(A	)	946	5,530	—	946	5,530	6,476	232	35
College Park	GA	01/09/2003	(A	)	2,182	14,237	—	2,182	14,237	16,419	608	35
Tucker	GA	01/09/2003	(A	)	2,310	15,074	—	2,310	15,074	17,384	644	35
Baltimore	MD	01/09/2003	(A	)	3,030	22,891	—	3,030	22,891	25,921	1,001	35
Baltimore	MD	01/09/2003	(A	)	8,550	55,550	—	8,550	55,550	64,100	2,372	35
Silver Springs	MD	01/09/2003	(A	)	331	2,154	—	331	2,154	2,485	92	35
Greensboro	NC	01/09/2003	(A	)	3,585	21,688	—	3,585	21,688	25,273	915	35
Columbia	SC	01/09/2003	(A	)	517	3,508	—	517	3,508	4,025	151	35
Arlington	VA	01/09/2003	(A	)	370	2,484	—	370	2,484	2,854	107	35
Norfolk	VA	01/09/2003	(A	)	3,316	22,872	—	3,316	22,872	26,188	986	35
Norfolk	VA	01/09/2003	(A	)	3,624	24,023	—	3,624	24,023	27,647	1,029	35
Richmond	VA	01/09/2003	(A	)	5,505	34,061	—	5,505	34,061	39,566	1,442	35
Richmond	VA	01/09/2003	(A	)	7,054	46,465	—	7,054	46,465	53,519	1,989	35
Augusta	GA	02/05/2003	—		70	395	—	70	395	465	15	35
Clemmons	NC	02/05/2003	—		172	974	—	172	974	1,146	37	35
Clover	SC	02/05/2003	—		51	291	—	51	291	342	11	35

				Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Greenville	SC	02/05/2003	—	54	308	—	54	308	362	12	35
Jackson	MS	02/12/2003	—	38	228	—	38	228	266	9	35
Cape Canaveral	FL	02/19/2003	—	64	362	—	64	362	426	13	35
Pembroke Pines	FL	02/19/2003	—	124	705	—	124	705	829	25	35
Plantation	FL	02/19/2003	1,406	139	789	—	139	789	928	27	35
Rockledge	FL	02/19/2003	—	42	236	—	42	236	278	8	35
Winter Park	FL	02/19/2003	—	126	714	—	126	714	840	25	35
Winter Park	FL	02/19/2003	—	127	718	—	127	718	845	25	35
Johnson City	TN	03/20/2003	—	114	653	—	114	653	767	20	35
Boca Raton	FL	03/31/2003	899	105	618	—	105	618	723	21	35
Callahan	FL	03/31/2003	1,312	183	1,084	—	183	1,084	1,267	25	35
Clearwater	FL	03/31/2003	1,380	217	1,280	—	217	1,280	1,497	34	35
Davie	FL	03/31/2003	866	145	856	—	145	856	1,001	22	35
Daytona Beach	FL	03/31/2003	1,185	174	1,029	—	174	1,029	1,203	24	35
Eustis	FL	03/31/2003	2,169	316	1,871	—	316	1,871	2,187	39	35
Fayetteville	FL	03/31/2003	1,436	273	1,663	—	273	1,663	1,936	47	35
Ft. Lauderdale	FL	03/31/2003	1,964	310	1,831	—	310	1,831	2,141	43	35
Green Cove Spri	FL	03/31/2003	1,629	188	1,121	—	188	1,121	1,309	18	35
Hollywood	FL	03/31/2003	—	180	1,078	3	180	1,081	1,261	18	35
Jacksonville	FL	03/31/2003	712	88	520	—	88	520	608	21	35
Jacksonville	FL	03/31/2003	725	152	884	—	152	884	1,036	25	35
Jacksonville	FL	03/31/2003	1,600	374	2,280	—	374	2,280	2,654	70	35
Jacksonville	FL	03/31/2003	2,213	282	1,654	—	282	1,654	1,936	68	35
Jacksonville	FL	03/31/2003	2,984	366	2,149	—	366	2,149	2,515	69	35
Jacksonville	FL	03/31/2003	5,308	1,620	9,777	5	1,620	9,782	11,402	369	35
Lakeland	FL	03/31/2003	595	63	372	—	63	372	435	13	35
Lantana	FL	03/31/2003	1,204	137	804	—	137	804	941	28	35
Largo	FL	03/31/2003	302	44	257	—	44	257	301	6	35
New Port Richey	FL	03/31/2003	589	67	393	—	67	393	460	14	35
North Port	FL	03/31/2003	1,325	203	1,195	—	203	1,195	1,398	29	35
Orlando	FL	03/31/2003	927	135	798	—	135	798	933	20	35
Palatka	FL	03/31/2003	—	124	805	4	124	809	933	5	35
Rockledge	FL	03/31/2003	713	79	469	—	79	469	548	16	35
St. Petersburg	FL	03/31/2003	420	68	398	—	68	398	466	10	35
Tampa	FL	03/31/2003	2,194	600	3,599	—	600	3,599	4,199	122	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

				Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Atlanta	GA	03/31/2003	768	88	522	—	88	522	610	18	35
Atlanta	GA	03/31/2003	2,666	369	2,160	—	369	2,160	2,529	91	35
Augusta	GA	03/31/2003	1,308	165	969	—	165	969	1,134	40	35
Augusta	GA	03/31/2003	1,497	162	957	—	162	957	1,119	33	35
Breman	GA	03/31/2003	—	54	349	3	54	352	406	24	35
East Point	GA	03/31/2003	867	180	1052	—	180	1052	1,232	27	35
Hapeville	GA	03/31/2003	2,174	229	1,357	—	229	1,357	1,586	43	35
Mabletown	GA	03/31/2003	1,416	342	2,098	—	342	2,098	2,440	71	35
Macon	GA	03/31/2003	—	144	911	2	144	913	1,057	47	35
Marietta	GA	03/31/2003	434	71	416	—	71	416	487	11	35
Marietta	GA	03/31/2003	677	105	620	—	105	620	725	15	35
Martinez	GA	03/31/2003	989	198	1,158	—	198	1,158	1,356	32	35
Norcross	GA	03/31/2003	554	78	462	—	78	462	540	11	35
Norcross	GA	03/31/2003	1,057	150	889	—	150	889	1,039	21	35
Norcross	GA	03/31/2003	1,254	260	1,517	—	260	1,517	1,777	40	35
Rome	GA	03/31/2003	—	34	202	3	34	205	239	7	35
Rome	GA	03/31/2003	1,828	394	2,455	—	394	2,455	2,849	74	35
Roswell	GA	03/31/2003	—	116	679	3	116	682	798	17	35
Savannah	GA	03/31/2003	—	26	156	3	26	159	185	2	35
Savannah	GA	03/31/2003	806	92	544	—	92	544	636	19	35
Vidalia	GA	03/31/2003	—	117	736	2	117	738	855	33	35
Waynesboro	GA	03/31/2003	—	36	274	3	36	277	313	36	35
Advance	NC	03/31/2003	280	40	242	—	40	242	282	8	35
Asheville	NC	03/31/2003	—	649	3,971	3	649	3,974	4,623	116	35
Blowing Rock	NC	03/31/2003	214	45	265	—	45	265	310	8	35
Brevard	NC	03/31/2003	584	137	804	—	137	804	941	24	35
Burlington	NC	03/31/2003	—	69	445	3	69	448	517	11	35
Canton	NC	03/31/2003	—	15	103	2	15	105	120	4	35
Cary	NC	03/31/2003	212	43	256	—	43	256	299	8	35
Charlotte	NC	03/31/2003	356	67	399	—	67	399	466	12	35
Charlotte	NC	03/31/2003	525	62	365	—	62	365	427	13	35
China Grove	NC	03/31/2003	501	96	567	—	96	567	663	18	35
Clemmons	NC	03/31/2003	585	77	457	—	77	457	534	20	35
Conover	NC	03/31/2003	486	79	472	—	79	472	551	13	35
Forest City	NC	03/31/2003	888	180	1,060	—	180	1,060	1,240	34	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

				Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Gastonia	NC	03/31/2003	322	63	371	—	63	371	434	12	35
Goldsboro	NC	03/31/2003	—	30	191	2	30	193	223	3	35
Graham	NC	03/31/2003	—	54	346	3	54	349	403	8	35
Greensboro	NC	03/31/2003	—	128	741	3	128	744	872	22	35
Harrisburg	NC	03/31/2003	378	67	400	—	67	400	467	12	35
HIckory	NC	03/31/2003	749	90	534	—	90	534	624	21	35
Jefferson	NC	03/31/2003	—	20	136	2	20	138	158	2	35
Kannapolis	NC	03/31/2003	392	75	443	—	75	443	518	14	35
King	NC	03/31/2003	624	78	462	—	78	462	540	19	35
Knightdale	NC	03/31/2003	—	27	157	3	27	160	187	5	35
Lexington	NC	03/31/2003	1,803	354	2,087	—	354	2,087	2,441	59	35
Marion	NC	03/31/2003	958	113	668	—	113	668	781	23	35
Morganton	NC	03/31/2003	—	204	1259	3	204	1,262	1,466	30	35
Newnan	NC	03/31/2003	2,467	507	2,965	—	507	2,965	3,472	68	35
Newton	NC	03/31/2003	663	148	867	—	148	867	1,015	25	35
North Wilkesboro	NC	03/31/2003	4,765	1,968	11,947	—	1,968	11,947	13,915	513	35
Rockingham	NC	03/31/2003	—	78	473	2	78	475	553	16	35
Rocky Mount	NC	03/31/2003	—	25	147	3	25	150	175	4	35
Rocky Mount	NC	03/31/2003	1,249	141	855	—	141	855	996	20	35
Roxboro	NC	03/31/2003	1,464	171	1,016	—	171	1,016	1,187	35	35
Sparta	NC	03/31/2003	—	17	116	2	17	118	135	5	35
Valdese	NC	03/31/2003	1,230	154	915	—	154	915	1,069	38	35
Waynesville	NC	03/31/2003	1,013	106	636	—	106	636	742	22	35
West Jefferson	NC	03/31/2003	—	30	188	2	30	190	220	7	35
Wilkesboro	NC	03/31/2003	646	73	437	—	73	437	510	15	35
Yadkinville	NC	03/31/2003	—	21	133	3	21	136	157	3	35
Apex	NC	04/15/2003	—	32	166	—	32	166	198	7	35
Charlotte	NC	04/15/2003	—	32	167	—	32	167	199	7	35
Graham	NC	04/15/2003	—	140	724	—	140	724	864	29	35
Havelock	NC	04/15/2003	—	37	193	—	37	193	230	8	35
Morehead City	NC	04/15/2003	—	86	446	—	86	446	532	18	35
New Bern	NC	04/15/2003	—	170	877	—	170	877	1,047	36	35
Plymouth	NC	04/15/2003	—	126	653	—	126	653	779	26	35
Wilson	NC	04/15/2003	—	1,218	6,285	—	1,218	6,285	7,503	255	35
Wilson	NC	04/15/2003	—	915	4,726	—	915	4,726	5,641	200	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Wilson	NC	04/15/2003	—		409	2,113	—	409	2,113	2,522	86	35
Zeigler	IL	05/01/2003	—		94	533	—	94	533	627	13	35
Butler	MO	05/01/2003	—		54	303	—	54	303	357	7	35
Kansas City	MO	05/01/2003	—		21	116	—	21	116	137	3	35
Vandalia	MO	05/01/2003	—		21	116	—	21	116	137	3	35
Cayce	SC	05/08/2003	—		52	296	—	52	296	348	8	35
Wilmington	NC	06/06/2003	850		132	748	—	132	748	880	18	35
Harrisonburg	VA	06/06/2003	—		128	725	—	128	725	853	18	35
Harrison	AR	06/30/2003	(B	)	144	818	—	144	818	962	17	35
Mesa	AZ	06/30/2003	(B	)	283	1,603	—	283	1,603	1,886	33	35
Phoenix	AZ	06/30/2003	(B	)	96	542	—	96	542	638	11	35
Phoenix	AZ	06/30/2003	(B	)	892	5,097	—	892	5,097	5,989	106	35
Phoenix	AZ	06/30/2003	(B	)	970	5,497	—	970	5,497	6,467	114	35
Phoenix	AZ	06/30/2003	(B	)	972	5,506	—	972	5,506	6,478	115	35
Phoenix	AZ	06/30/2003	(B	)	2,020	11,448	—	2,020	11,448	13,468	238	35
Phoenix	AZ	06/30/2003	(B	)	2,123	12,028	—	2,123	12,028	14,151	250	35
Auburn	CA	06/30/2003	(B	)	283	1,605	—	283	1,605	1,888	33	35
Bakersfield	CA	06/30/2003	(B	)	205	1,160	—	205	1,160	1,365	24	35
Bakersfield	CA	06/30/2003	(B	)	220	1,249	—	220	1,249	1,469	26	35
Compton	CA	06/30/2003	(B	)	127	720	—	127	720	847	15	35
Coronado	CA	06/30/2003	(B	)	611	3,462	—	611	3,462	4,073	72	35
El Segundo	CA	06/30/2003	(B	)	247	1,401	—	247	1,401	1,648	29	35
Escondido	CA	06/30/2003	(B	)	346	1,960	29	346	1,989	2,335	42	35
Fresno	CA	06/30/2003	(B	)	180	1,020	—	180	1,020	1,200	21	35
Fresno	CA	06/30/2003	(B	)	214	1,215	—	214	1,215	1,429	25	35
Fresno	CA	06/30/2003	(B	)	324	1,834	—	324	1,834	2,158	38	35
Glendale	CA	06/30/2003	(B	)	939	5,322	—	939	5,322	6,261	111	35
Inglewood	CA	06/30/2003	(B	)	418	2,368	—	418	2,368	2,786	49	35
La Jolla	CA	06/30/2003	(B	)	935	5,305	—	935	5,305	6,240	112	35
Long Beach	CA	06/30/2003	(B	)	142	806	—	142	806	948	17	35
Long Beach	CA	06/30/2003	(B	)	173	983	—	173	983	1,156	20	35
Long Beach	CA	06/30/2003	(B	)	814	4,613	—	814	4,613	5,427	96	35
Los Angeles	CA	06/30/2003	(B	)	110	622	—	110	622	732	13	35
Los Angeles	CA	06/30/2003	(B	)	174	985	—	174	985	1,159	21	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Lynwood	CA	06/30/2003	(B	)	159	904	—	159	904	1,063	19	35
Merced	CA	06/30/2003	—		470	2,664	—	470	2,664	3,134	55	35
Mission Hills	CA	06/30/2003	(B	)	205	1,179	—	205	1,179	1,384	27	35
Newport Beach	CA	06/30/2003	(B	)	439	2,489	—	439	2,489	2,928	52	35
North Hollywood	CA	06/30/2003	(B	)	367	2,081	—	367	2,081	2,448	43	35
Ontario	CA	06/30/2003	(B	)	721	4,083	—	721	4,083	4,804	85	35
Palmdale	CA	06/30/2003	(B	)	158	895	—	158	895	1,053	19	35
Pasadena	CA	06/30/2003	(B	)	689	3,905	27	689	3,932	4,621	82	35
Pomona	CA	06/30/2003	(B	)	471	2,670	—	471	2,670	3,141	56	35
Red Bluff	CA	06/30/2003	(B	)	330	1,868	—	330	1,868	2,198	39	35
Redding	CA	06/30/2003	(B	)	548	3,108	—	548	3,108	3,656	65	35
Riverside	CA	06/30/2003	(B	)	611	3,462	—	611	3,462	4,073	72	35
Sacramento	CA	06/30/2003	(B	)	174	984	—	174	984	1,158	21	35
Sacramento	CA	06/30/2003	(B	)	220	1,250	—	220	1,250	1,470	26	35
Salinas	CA	06/30/2003	(B	)	330	1,868	—	330	1,868	2,198	39	35
San Bernardino	CA	06/30/2003	(B	)	345	1,957	11	345	1,968	2,313	42	35
Santa Barbara	CA	06/30/2003	(B	)	1,408	7,979	—	1,408	7,979	9,387	166	35
Santa Maria	CA	06/30/2003	(B	)	334	1,895	—	334	1,895	2,229	39	35
Stockton	CA	06/30/2003	(B	)	587	3,328	—	587	3,328	3,915	69	35
Sunnyvale	CA	06/30/2003	(B	)	627	3,551	—	627	3,551	4,178	74	35
Torrance	CA	06/30/2003	(B	)	222	1,258	—	222	1,258	1,480	26	35
Ventura	CA	06/30/2003	(B	)	355	2,010	—	355	2,010	2,365	42	35
Whittier	CA	06/30/2003	(B	)	470	2,666	—	470	2,666	3,136	56	35
Yuba City	CA	06/30/2003	(B	)	302	1,714	—	302	1,714	2,016	36	35
Clearwater	FL	06/30/2003	(B	)	270	1,527	—	270	1,527	1,797	32	35
Clermont	FL	06/30/2003	(B	)	56	316	—	56	316	372	7	35
Deland	FL	06/30/2003	—		581	3,292	—	581	3,292	3,873	69	35
Hallandale	FL	06/30/2003	(B	)	570	3,229	—	570	3,229	3,799	67	35
Hialeah	FL	06/30/2003	(B	)	159	903	—	159	903	1,062	19	35
Hollywood	FL	06/30/2003	(B	)	239	1,355	—	239	1,355	1,594	28	35
Jacksonville	FL	06/30/2003	(B	)	1	4	—	1	4	5	—	35
Jacksonville	FL	06/30/2003	(B	)	173	982	—	173	982	1,155	20	35
Jacksonville	FL	06/30/2003	(B	)	401	2,295	—	401	2,295	2,696	48	35
Jacksonville	FL	06/30/2003	(B	)	409	2,316	25	409	2,341	2,750	49	35
Jacksonville	FL	06/30/2003	(B	)	1,957	11,091	—	1,957	11,091	13,048	231	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Jacksonville	FL	06/30/2003	(B	)	2,020	11,445	—	2,020	11,445	13,465	238	35
Jacksonville	FL	06/30/2003	(B	)	2,051	11,623	—	2,051	11,623	13,674	242	35
Jacksonville	FL	06/30/2003	(B	)	2,067	11,712	—	2,067	11,712	13,779	244	35
Jacksonville	FL	06/30/2003	(B	)	3,052	17,297	—	3,052	17,297	20,349	360	35
Jacksonville	FL	06/30/2003	(B	)	3,893	22,069	7	3,893	22,076	25,969	460	35
Jacksonville	FL	06/30/2003	(B	)	5,103	28,914	—	5,103	28,914	34,017	602	35
Lighthouse Point	FL	06/30/2003	(B	)	363	2,081	—	363	2,081	2,444	47	35
Miami Lakes	FL	06/30/2003	(B	)	2,123	12,030	—	2,123	12,030	14,153	250	35
Miami Lakes	FL	06/30/2003	(B	)	2,190	12,411	—	2,190	12,411	14,601	258	35
Ocala	FL	06/30/2003	(B	)	299	1,697	—	299	1,697	1,996	35	35
Orlando	FL	06/30/2003	(B	)	1,023	5,799	—	1,023	5,799	6,822	121	35
Palmetto	FL	06/30/2003	(B	)	109	624	—	109	624	733	14	35
Pensacola	FL	06/30/2003	(B	)	323	1,830	—	323	1,830	2,153	38	35
Port Charlotte	FL	06/30/2003	(B	)	198	1,125	—	198	1,125	1,323	23	35
Sebring	FL	06/30/2003	(B	)	167	946	—	167	946	1,113	20	35
Stuart	FL	06/30/2003	(B	)	485	2,753	—	485	2,753	3,238	59	35
Tampa	FL	06/30/2003	(B	)	426	2,416	—	426	2,416	2,842	50	35
Tampa	FL	06/30/2003	(B	)	1,189	7,325	(590)	1,189	6,735	7,924	142	35
Winter Park	FL	06/30/2003	(B	)	348	1,972	—	348	1,972	2,320	41	35
Albany	GA	06/30/2003	(B	)	143	808	—	143	808	951	17	35
Cartersville	GA	06/30/2003	(B	)	142	807	—	142	807	949	17	35
Moultrie	GA	06/30/2003	(B	)	135	763	—	135	763	898	16	35
Savannah	GA	06/30/2003	(B	)	386	2,187	—	386	2,187	2,573	46	35
Valdosta	GA	06/30/2003	(B	)	259	1,471	—	259	1,471	1,730	31	35
Winder	GA	06/30/2003	(B	)	96	541	—	96	541	637	11	35
Coeur D’Alene	ID	06/30/2003	(B	)	215	1,227	—	215	1,227	1,442	27	35
Chicago	IL	06/30/2003	(B	)	14,189	87,344	76	14,189	87,420	101,609	1,827	35
Independence	KS	06/30/2003	(B	)	131	741	—	131	741	872	15	35
Overland Park	KS	06/30/2003	(B	)	244	1,380	—	244	1,380	1,624	29	35
Annapolis	MD	06/30/2003	(B	)	570	3,232	—	570	3,232	3,802	67	35
Baltimore	MD	06/30/2003	(B	)	128	727	—	128	727	855	15	35
Cape Girardeau	MO	06/30/2003	(B	)	205	1,160	—	205	1,160	1,365	24	35
Columbia	MO	06/30/2003	(B	)	232	1,313	—	232	1,313	1,545	27	35
Florissant	MO	06/30/2003	(B	)	189	1,073	—	189	1,073	1,262	22	35
Independence	MO	06/30/2003	(B	)	187	1,063	—	187	1,063	1,250	22	35
Lexington	MO	06/30/2003	(B	)	68	385	—	68	385	453	8	35
Mexico	MO	06/30/2003	(B	)	215	1,230	—	215	1,230	1,445	28	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
North Kansas City	MO	06/30/2003	(B	)	328	1,861	—	328	1,861	2,189	39	35
Richland	MO	06/30/2003	(B	)	106	602	—	106	602	708	13	35
Rolla	MO	06/30/2003	(B	)	86	487	—	86	487	573	10	35
Springfield	MO	06/30/2003	(B	)	138	779	—	138	779	917	16	35
Springfield	MO	06/30/2003	(B	)	283	1,603	—	283	1,603	1,886	33	35
St. Louis	MO	06/30/2003	(B	)	217	1,244	—	217	1,244	1,461	29	35
St. Louis	MO	06/30/2003	(B	)	221	1,250	—	221	1,250	1,471	26	35
Charlotte	NC	06/30/2003	(B	)	4,100	48,481	—	4,100	48,481	52,581	1,046	36
Albuquerque	NM	06/30/2003	(B	)	189	1,071	—	189	1,071	1,260	22	35
Albuquerque	NM	06/30/2003	(B	)	534	3,026	—	534	3,026	3,560	63	35
Henderson	NV	06/30/2003	(B	)	189	1,073	—	189	1,073	1,262	22	35
Las Vegas	NV	06/30/2003	(B	)	330	1,869	—	330	1,869	2,199	39	35
Muskogee	OK	06/30/2003	(B	)	212	1,204	—	212	1,204	1,416	25	35
Tulsa	OK	06/30/2003	(B	)	142	807	—	142	807	949	17	35
Aiken	SC	06/30/2003	(B	)	241	1,366	—	241	1,366	1,607	28	35
Murfreesboro	TN	06/30/2003	(B	)	189	1,073	—	189	1,073	1,262	22	35
Aransas Pass	TX	06/30/2003	(B	)	209	1,184	—	209	1,184	1,393	25	35
Austin	TX	06/30/2003	(B	)	228	1,293	—	228	1,293	1,521	27	35
Carrollton	TX	06/30/2003	(B	)	166	939	—	166	939	1,105	20	35
Dalhart	TX	06/30/2003	(B	)	141	813	—	141	813	954	19	35
Denison	TX	06/30/2003	(B	)	135	774	—	135	774	909	17	35
Dumas	TX	06/30/2003	(B	)	158	895	—	158	895	1,053	19	35
Fort Worth	TX	06/30/2003	(B	)	202	1,142	—	202	1,142	1,344	24	35
Houston	TX	06/30/2003	(B	)	534	3,024	—	534	3,024	3,558	63	35
Mission	TX	06/30/2003	(B	)	113	642	—	113	642	755	13	35
Mt. Pleasant	TX	06/30/2003	(B	)	131	740	—	131	740	871	15	35
San Antonio	TX	06/30/2003	(B	)	1,068	6,049	—	1,068	6,049	7,117	126	35
Waco	TX	06/30/2003	(B	)	268	1,518	—	268	1,518	1,786	32	35
Charlottesville	VA	06/30/2003	(B	)	504	2,883	17	504	2,900	3,404	65	35
Hampton	VA	06/30/2003	(B	)	149	868	—	149	868	1,017	23	35
Lynchburg	VA	06/30/2003	(B	)	224	1,352	—	224	1,352	1,576	40	35
Norton	VA	06/30/2003	(B	)	80	452	—	80	452	532	9	35
Roanoke	VA	06/30/2003	(B	)	299	1,695	—	299	1,695	1,994	35	35
South Boston	VA	06/30/2003	(B	)	114	649	—	114	649	763	14	35
Aberdeen	WA	06/30/2003	(B	)	145	820	—	145	820	965	17	35
Bellingham	WA	06/30/2003	(B	)	443	2,510	—	443	2,510	2,953	52	35
Bremerton	WA	06/30/2003	(B	)	238	1,348	—	238	1,348	1,586	28	35
Forks	WA	06/30/2003	(B	)	112	635	—	112	635	747	13	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Moses Lake	WA	06/30/2003	(B	)	216	1,222	—	216	1,222	1,438	25	35
Pasco	WA	06/30/2003	(B	)	168	954	—	168	954	1,122	20	35
Port Angeles	WA	06/30/2003	(B	)	159	902	—	159	902	1,061	19	35
Richland	WA	06/30/2003	(B	)	372	2,108	—	372	2,108	2,480	44	35
Seattle	WA	06/30/2003	(B	)	333	1,885	—	333	1,885	2,218	39	35
Spokane	WA	06/30/2003	(B	)	1,499	8,492	—	1,499	8,492	9,991	177	35
Spokane	WA	06/30/2003	(B	)	4,808	33,540	17	4,808	33,557	38,365	727	36
Tacoma	WA	06/30/2003	(B	)	1,166	6,640	—	1,166	6,640	7,806	144	35
Walla Walla	WA	06/30/2003	(B	)	206	1,169	8	206	1,177	1,383	25	35
Wenatchee	WA	06/30/2003	(B	)	159	903	—	159	903	1,062	19	35
Yakima	WA	06/30/2003	(B	)	269	1,525	—	269	1,525	1,794	32	35
Fort Dodge	IA	07/10/2003	—		253	1,464	—	253	1,464	1,717	30	35
Augusta	GA	07/17/2003	—		93	529	—	93	529	622	9	35
Hickory	NC	08/08/2003	—		124	—	—	124	—	124	—	—
Dodge City	KS	08/18/2003	—		15	87	—	15	87	102	1	35
Sumter	SC	08/18/2003	—		62	354	—	62	354	416	5	35
Bethel	OH	08/22/2003	—		51	314	—	51	314	365	4	35
Canyon Country	CA	08/28/2003	—		91	518	—	91	518	609	7	35
San Rafael	CA	08/28/2003	—		420	2,381	—	420	2,381	2,801	33	35
Cocoa Beach	FL	08/29/2003	—		21	118	—	21	118	139	2	35
Wilksboro	NC	08/29/2003	—		46	263	—	46	263	309	4	35
Irvington	NJ	08/29/2003	—		131	741	—	131	741	872	10	35
Mount Holly	NJ	08/29/2003	—		43	244	—	43	244	287	3	35
Gaffney	SC	08/29/2003	—		12	67	—	12	67	79	1	35
Abingdon	VA	08/29/2003	—		131	741	—	131	741	872	10	35
Chesterfield	VA	08/29/2003	—		46	260	—	46	260	306	4	35
Ashtabula	OH	09/12/2003	—		285	1,646	—	285	1,646	1,931	24	35
Beachwood	OH	09/12/2003	—		232	1,363	—	232	1,363	1,595	20	35
Bedford	OH	09/12/2003	—		96	609	—	96	609	705	10	35
Berea	OH	09/12/2003	—		189	1,136	—	189	1,136	1,325	18	35
Cincinnati	OH	09/12/2003	—		74	446	—	74	446	520	7	35
Cincinnati	OH	09/12/2003	—		60	371	—	60	371	431	6	35
Cincinnati	OH	09/12/2003	—		176	1,133	—	176	1,133	1,309	19	35
Cleveland	OH	09/12/2003	—		116	720	—	116	720	836	12	35
Cleveland	OH	09/12/2003	—		392	2,272	—	392	2,272	2,664	33	35
Cleveland	OH	09/12/2003	—		67	446	—	67	446	513	8	35
Cleveland	OH	09/12/2003	—		80	491	—	80	491	571	8	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

				Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Cleveland	OH	09/12/2003	—	131	805	—	131	805	936	13	35
Cleveland	OH	09/12/2003	—	73	452	—	73	452	525	7	35
Cleveland	OH	09/12/2003	—	137	842	—	137	842	979	14	35
Conneaut	OH	09/12/2003	—	106	653	—	106	653	759	11	35
Euclid	OH	09/12/2003	—	102	659	—	102	659	761	11	35
Euclid	OH	09/12/2003	—	103	615	—	103	615	718	9	35
Garfield Heights	OH	09/12/2003	—	71	439	—	71	439	510	7	35
Geneva	OH	09/12/2003	—	134	836	—	134	836	970	14	35
Jefferson	OH	09/12/2003	—	130	819	—	130	819	949	14	35
Kent	OH	09/12/2003	—	43	248	—	43	248	291	4	35
Mason	OH	09/12/2003	—	58	345	—	58	345	403	5	35
Medina	OH	09/12/2003	—	100	606	—	100	606	706	9	35
Mentor	OH	09/12/2003	—	152	903	—	152	903	1,055	14	35
Mentor	OH	09/12/2003	—	98	588	—	98	588	686	9	35
Milford	OH	09/12/2003	—	108	675	—	108	675	783	11	35
Pepper Pike	OH	09/12/2003	—	167	978	—	167	978	1,145	15	35
Rock Creek	OH	09/12/2003	—	45	273	—	45	273	318	4	35
Shaker Heights	OH	09/12/2003	—	241	1,442	—	241	1,442	1,683	22	35
Springfield Twp	OH	09/12/2003	—	64	383	—	64	383	447	6	35
Strongville	OH	09/12/2003	—	103	654	—	103	654	757	11	35
Asheville	NC	09/24/2003	—	505	2,923	—	505	2,923	3,428	33	35
Asheville	NC	09/24/2003	—	60	350	—	60	350	410	4	35
Asheville	NC	09/24/2003	(C)	64	374	—	64	374	438	4	35
Black Mountain	NC	09/24/2003	—	30	194	—	30	194	224	2	35
Boone	NC	09/24/2003	(C)	112	655	—	112	655	767	8	35
Brevard	NC	09/24/2003	—	50	314	—	50	314	364	4	35
Burgaw	NC	09/24/2003	(C)	63	369	—	63	369	432	4	35
Burlington	NC	09/24/2003	(C)	95	552	—	95	552	647	6	35
Burlington	NC	09/24/2003	(C)	210	1,215	—	210	1,215	1,425	14	35
Calabash	NC	09/24/2003	—	69	414	—	69	414	483	5	35
Candler	NC	09/24/2003	(C)	74	430	—	74	430	504	5	35
Carolina Beach	NC	09/24/2003	(C)	154	895	—	154	895	1,049	10	35
Cary	NC	09/24/2003	(C)	81	472	—	81	472	553	5	35
Chapel Hill	NC	09/24/2003	—	107	626	—	107	626	733	8	35
Charlotte	NC	09/24/2003	—	79	462	—	79	462	541	5	35
Charlotte	NC	09/24/2003	(C)	87	505	—	87	505	592	6	35
Charlotte	NC	09/24/2003	(C)	95	554	—	95	554	649	6	35
Charlotte	NC	09/24/2003	(C)	101	587	—	101	587	688	7	35
Charlotte	NC	09/24/2003	(C)	142	826	—	142	826	968	9	35
Charlotte	NC	09/24/2003	(C)	166	965	—	166	965	1,131	11	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Charlotte	NC	09/24/2003	(C	)	172	1,003	—	172	1,003	1,175	12	35
Charlotte	NC	09/24/2003	(C	)	178	1,035	—	178	1,035	1,213	12	35
Charlotte	NC	09/24/2003	(C	)	230	1,338	—	230	1,338	1,568	15	35
Cherryville	NC	09/24/2003	(C	)	73	427	—	73	427	500	5	35
Columbus	NC	09/24/2003	(C	)	48	281	—	48	281	329	3	35
Cornelius	NC	09/24/2003	(C	)	259	1,510	—	259	1,510	1,769	17	35
Dallas	NC	09/24/2003	(C	)	64	372	—	64	372	436	4	35
Denver	NC	09/24/2003	(C	)	54	312	—	54	312	366	4	35
Dunn	NC	09/24/2003	—		166	1,052	—	166	1,052	1,218	15	35
Durham	NC	09/24/2003	(C	)	79	463	—	79	463	542	5	35
Durham	NC	09/24/2003	(C	)	95	551	—	95	551	646	6	35
Eden	NC	09/24/2003	—		30	184	—	30	184	214	2	35
Eden	NC	09/24/2003	—		93	526	—	93	526	619	6	35
Eden	NC	09/24/2003	(C	)	144	834	—	144	834	978	9	35
Elizabethtown	NC	09/24/2003	(C	)	86	499	—	86	499	585	6	35
Farmville	NC	09/24/2003	(C	)	128	747	—	128	747	875	9	35
Fayetteville	NC	09/24/2003	(C	)	86	502	—	86	502	588	6	35
Fayetteville	NC	09/24/2003	(C	)	88	513	—	88	513	601	6	35
Fayetteville	NC	09/24/2003	(C	)	92	535	—	92	535	627	6	35
Garner	NC	09/24/2003	(C	)	103	601	—	103	601	704	7	35
Gastonia	NC	09/24/2003	(C	)	81	472	—	81	472	553	5	35
Gastonia	NC	09/24/2003	(C	)	188	1,087	—	188	1,087	1,275	12	35
Gastonia	NC	09/24/2003	(C	)	396	2,276	—	396	2,276	2,672	25	35
Greensboro	NC	09/24/2003	(C	)	102	594	—	102	594	696	7	35
Greensboro	NC	09/24/2003	(C	)	128	745	—	128	745	873	9	35
Greenville	NC	09/24/2003	—		88	497	—	88	497	585	5	35
Greenville	NC	09/24/2003	—		499	2,831	—	499	2,831	3,330	29	35
Greenville	NC	09/24/2003	(C	)	91	530	—	91	530	621	6	35
Greenville	NC	09/24/2003	(C	)	137	799	—	137	799	936	9	35
Havelock	NC	09/24/2003	—		81	515	—	81	515	596	7	35
Henderson	NC	09/24/2003	—		68	390	—	68	390	458	4	35
Henderson	NC	09/24/2003	—		101	571	—	101	571	672	6	35
Henderson	NC	09/24/2003	(C	)	22	129	—	22	129	151	1	35
High Point	NC	09/24/2003	(C	)	74	429	—	74	429	503	5	35
High Point	NC	09/24/2003	(C	)	131	762	—	131	762	893	9	35
Hillsborough	NC	09/24/2003	(C	)	39	225	—	39	225	264	2	35
Kenansville	NC	09/24/2003	(C	)	72	418	—	72	418	490	5	35
Kinston	NC	09/24/2003	—		60	363	—	60	363	423	6	35
Kinston	NC	09/24/2003	(C	)	150	876	—	150	876	1,026	10	35
Lincolnton	NC	09/24/2003	—		397	2,303	—	397	2,303	2,700	26	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Lincolnton	NC	09/24/2003	(C	)	96	561	—	96	561	657	6	35
Marion	NC	09/24/2003	(C	)	197	1,148	—	197	1,148	1,345	13	35
Monroe	NC	09/24/2003	(C	)	155	907	—	155	907	1,062	10	35
Mooresville	NC	09/24/2003	(C	)	122	708	—	122	708	830	8	35
Mount Olive	NC	09/24/2003	(C	)	90	519	—	90	519	609	6	35
Mt. Airy	NC	09/24/2003	(C	)	63	369	—	63	369	432	4	35
New Bern	NC	09/24/2003	(C	)	84	489	—	84	489	573	6	35
North Wilkesboro	NC	09/24/2003	—		73	439	—	73	439	512	7	35
Pinehurst	NC	09/24/2003	(C	)	105	610	—	105	610	715	7	35
Pleasant Garden	NC	09/24/2003	(C	)	44	257	—	44	257	301	3	35
Raleigh	NC	09/24/2003	(C	)	84	490	—	84	490	574	6	35
Raleigh	NC	09/24/2003	(C	)	120	699	—	120	699	819	8	35
Raleigh	NC	09/24/2003	(C	)	140	819	—	140	819	959	9	35
Raleigh	NC	09/24/2003	(C	)	258	1,491	—	258	1,491	1,749	17	35
Reidsville	NC	09/24/2003	(C	)	94	541	—	94	541	635	6	35
Richlands	NC	09/24/2003	—		53	328	—	53	328	381	4	35
Salisbury	NC	09/24/2003	(C	)	65	379	—	65	379	444	4	35
Salisbury	NC	09/24/2003	(C	)	170	994	—	170	994	1,164	11	35
Southern Pines	NC	09/24/2003	(C	)	142	829	—	142	829	971	10	35
Spring Lake	NC	09/24/2003	(C	)	155	907	—	155	907	1,062	10	35
Spruce Pine	NC	09/24/2003	(C	)	126	719	—	126	719	845	8	35
Stanley	NC	09/24/2003	—		76	440	—	76	440	516	5	35
Statesville	NC	09/24/2003	(C	)	135	784	—	135	784	919	9	35
Statesville	NC	09/24/2003	(C	)	337	1,927	—	337	1,927	2,264	21	35
Swansboro	NC	09/24/2003	(C	)	47	273	—	47	273	320	3	35
Tarboro	NC	09/24/2003	—		42	237	—	42	237	279	2	35
Tarboro	NC	09/24/2003	(C	)	120	733	—	120	733	853	9	35
Thomasville	NC	09/24/2003	—		179	1,015	—	179	1,015	1,194	11	35
Troutman	NC	09/24/2003	(C	)	86	499	—	86	499	585	6	35
Tryon	NC	09/24/2003	(C	)	147	856	—	147	856	1,003	10	35
Washington	NC	09/24/2003	—		70	417	—	70	417	487	6	35
Washington	NC	09/24/2003	—		55	312	—	55	312	367	3	35
Washington	NC	09/24/2003	(C	)	111	636	—	111	636	747	7	35
Wilmington	NC	09/24/2003	—		57	321	—	57	321	378	3	35
Wilmington	NC	09/24/2003	(C	)	155	903	—	155	903	1,058	10	35
Wilmington	NC	09/24/2003	(C	)	186	1,086	—	186	1,086	1,272	12	35
Winston-Salem	NC	09/24/2003	(C	)	95	555	—	95	555	650	6	35
Winston-Salem	NC	09/24/2003	(C	)	223	1,301	—	223	1,301	1,524	15	35
Denver	NC	09/29/2003	—		67	383	—	67	383	450	4	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried at December 31, 2003 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2003		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation 12/31/03 (2)	Average Depreciable Life
Wilmington	DE	09/30/2003	44,830		4,916	38,163	12	4,916	38,175	43,091	569	33
Gastonia	NC	09/30/2003	—		193	1,096	—	193	1,096	1,289	11	35
High Point	NC	09/30/2003	—		106	601	—	106	601	707	6	35
Dodge City	TN	11/10/2003	—		83	473	—	83	473	556	3	35
St. Louis	MO	12/15/2003	—		10,153	66,654	—	10,153	66,654	76,807	271	35
Dalton	GA	12/19/2003	—		94	532	—	94	532	626	—	35
Wilmington	NC	12/22/2003	—		115	696	—	115	696	811	—	35

			267,090		225,287	1,422,723	1,596	225,287	1,424,319	1,649,606	56,699

Assets held for sale:
San Angelo	TX	06/08/2001	—		44	219	—	44	219	263	21	36
Vanleer	TN	12/20/2002	—		13	72	—	13	72	85	3	35
Virginia Beach	VA	02/05/2003	—		78	443	—	78	443	521	17	35
Cocoa Beach	FL	02/19/2003	—		102	578	—	102	578	680	20	35
Hot Springs	AR	06/30/2003	—		15	117	—	15	117	132	5	35
Gardena	CA	06/30/2003	(B	)	794	4,500	—	794	4,500	5,294	94	35
Pleasant Hill	CA	06/30/2003	(B	)	830	4,705	—	830	4,705	5,535	98	35
Pleasant Hill	CA	06/30/2003	(B	)	799	4,525	—	799	4,525	5,324	94	35
Pleasant Hill	CA	06/30/2003	(B	)	814	4,615	—	814	4,615	5,429	96	35
San Francisco	CA	06/30/2003	(B	)	5,489	32,200	—	5,489	32,200	37,689	727	35
Jacksonville	FL	06/30/2003	—		600	3,400	—	600	3,400	4,000	—	35
North Miami	FL	06/30/2003	(B	)	499	2,830	—	499	2,830	3,329	29	35
North Miami Beach	FL	06/30/2003	(B	)	743	4,269	5	743	4,274	5,017	52	35
Nashville	TN	06/30/2003	—		300	1,700	—	300	1,700	2,000	—	35
Brownwood	TX	06/30/2003	(B	)	129	734	—	129	734	863	16	35
Hainesport	NJ	08/29/2003	—		61	344	—	61	344	405	5	35
Pitman	PA	08/29/2003	—		8	45	—	8	45	53	1	35
Greenville	SC	08/29/2003	—		59	337	—	59	337	396	5	35

			—		11,377	65,633	5	11,377	65,638	77,015	1,283

			$267,090		$236,664	$1,488,356	$1,601	$236,664	$1,489,957	$1,726,621	$57,982

(A)	These properties collateralize a $200.0 million mortgage note payable outstanding as of December 31, 2003.
(B)	These properties collateralize a $440.0 million mortgage note payable outstanding as of December 31, 2003.
(C)	These properties collateralize a $65.0 million mortgage note payable outstanding as of December 31, 2003.

(1) Reconciliation of Real Estate:

The following table reconciles real estate investments for the year ended December 31, 2003 (in thousands):

2003(A)
Balance, beginning of period	$245,782
Change in assets held for sale	(75,193)
Acquisitions	1,501,916
Dispositions	(22,899)

Balance, end of period	$1,649,606

The following table reconciles real estate investments for the period from September 10, 2002 to December 31, 2002 (in thousands):

2002(A)
Historical balance	$170,078
Distribution of assets not acquired	(3,517)
Fair value adjustment recorded in formation transaction	22,104

Carrying value at commencement of operations	188,665
Assets held for sale	(1,823)
Acquisitions	63,233
Dispositions	(4,293)

Balance, end of period	$245,782

The following table reconciles real estate investments for the period from January 1, 2002 to September 9, 2002 and the year ended December 31, 2001 (in thousands):

	2002(A)	2001(A)
Balance, beginning of period	$174,718	$169,658
Acquisitions	797	24,126
Capital expenditures	1,100	1,025
Dispositions	(6,537)	(20,091)

Balance, end of period	$170,078	$174,718

(A)	Amounts do not include non-real estate investments and leasehold interests as reflected in the accompanying consolidated balance sheet.

(2) Reconciliation of Accumulated Depreciation:

The following table reconciles accumulated depreciation on real estate for the year ended December 31, 2003 (in thousands):

2003(B)
Balance, beginning of period	$14,693
Change in assets held for sale	(1,691)
Depreciation expense on real estate investments	44,075
Dispositions	(378)

Balance, end of period	$56,699

The following table reconciles the accumulated depreciation on real estate investments for the period from September 10, 2002 to December 31, 2002 (in thousands):

2002(B)
Historical balance	$17,483
Distribution of assets not acquired	(289)
Fair value adjustment recorded in formation transaction	(4,766)

Carrying value at commencement of operations	12,428
Change in assets held for sale	(66)
Depreciation expense on real estate investments	2,629
Dispositions	(298)

Balance, end of period	$14,693

The following table reconciles the accumulated depreciation on real estate investments for the period from January 1, 2002 to September 9, 2002 and the year ended December 31, 2001 (in thousands):

	2002(B)	2001(B)
Balance, beginning of period	$12,193	$3,909
Depreciation expense	5,831	8,652
Dispositions	(541)	(368)

Balance, end of period	$17,483	$12,193

(B)	Amounts do not include accumulated amortization relating to non-real estate investments and leasehold interests as reflected in the accompanying consolidated balance sheet.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTOR

As of December 31, 2003

Bank of America Corporation is the guarantor of the long-term lease agreements that its subsidiary, Bank of America, N.A., has with American Financial Realty Trust relating to 16 properties acquired from a wholly owned subsidiary of Dana Commercial Credit Corporation and 158 properties acquired from Bank of America, N.A. The financial information has been included herein because of the significant credit concentration that American Financial Realty Trust has with this tenant.

Financial information as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002, and 2001 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries as filed with the Securities and Exchange Commission on Bank of America Corporation’s Annual Report on Form 10-K for the years ended December 31, 2003 and 2002.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2003	2002
Assets
Cash and cash equivalents	$27,084	$24,973
Time deposits placed and other short-term investments	8,051	6,813
Federal funds sold and securities purchased under agreements to resell (includes $76,446 and $44,779 pledged as collateral)	76,492	44,878
Trading account assets (includes $18,722 and $35,515 pledged as collateral)	68,547	63,996
Derivative assets	36,507	34,310
Debt securities:
Available-for-sale (includes $20,858 and $32,919 pledged as collateral)	67,993	68,122
Held-to-maturity, at cost (market value—$254 and $1,001)	247	1,026

Total debt securities	68,240	69,148

Loans and leases	371,463	342,755
Allowance for loan and lease losses	(6,163)	(6,358)

Loans and leases, net of allowance	365,300	336,397

Premises and equipment, net	6,036	6,717
Mortgage banking assets	2,762	2,110
Goodwill	11,455	11,389
Core deposit intangibles and other intangibles	908	1,095
Other assets	65,063	59,125

Total assets	$736,445	$660,951

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$118,495	$122,686
Interest-bearing	262,032	232,320
Deposits in foreign offices:
Noninterest-bearing	3,035	1,673
Interest-bearing	30,551	29,779

Total deposits	414,113	386,458

Federal funds purchased and securities sold under agreements to repurchase	78,046	65,079
Trading account liabilities	26,844	25,574
Derivative liabilities	24,526	23,566
Commercial paper and other short-term borrowings	42,478	25,234
Accrued expenses and other liabilities	27,115	17,545
Long-term debt	75,343	61,145
Trust preferred securities	—	6,031

Total liabilities	688,465	610,632

Commitments and contingencies (Note 13)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—1,269,600 and 1,356,749 shares	54	58
Common stock, $0.01 par value; authorized—5,000,000,000 shares; issued and outstanding—1,441,143,786 and 1,500,691,103 shares	14	496
Retained earnings	50,213	48,517
Accumulated other comprehensive income (loss)	(2,148)	1,232
Other	(153)	16

Total shareholder’s equity	47,980	50,319

Total liabilities and shareholders’ equity	$736,445	$660,951

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31
(Dollars in millions, except per share information)	2003	2002	2001
Interest income
Interest and fees on loans and leases	$21,668	$22,030	$27,279
Interest on debt securities	3,160	4,035	3,706
Federal funds sold and securities purchased under agreements to resell	1, 373	870	1,414
Trading account assets	3,935	3,811	3,623
Other interest income	1,507	1,415	2,271

Total interest income	31,643	32,161	38,293

Interest expense
Deposits	4,908	5,434	8,886
Short-term borrowings	1,951	2,089	4,167
Trading account liabilities	1,286	1,260	1,155
Long-term debt	2,034	2,455	3,795

Total interest expense	10,179	11,238	18,003

Net interest income	21,464	20,923	20,290

Noninterest income
Consumer service charges	3,230	2,986	2,865
Corporate service charges	2,388	2,290	2,078

Total service charges	5,618	5,276	4,943

Consumer investment and brokage services	1,559	1,544	1,546
Corporate investment and brokerage services	792	693	566

Total investment and brokeage services	2,351	2,237	2,112

Mortgage banking income	1,922	761	597
Investment banking income	1,736	1,545	1,579
Equity investment gains (lossess)	215	(280)	291
Card income	3,052	2,620	2,422
Trading account profits	409	778	1,842
Other income(1)	1,119	634	562

Total noninterest income	16,422	13,571	14,348

Total revenue	37,886	34,494	34,638
Provision for credit losses	2,839	3,697	4,287
Gains on sales of debt securities	941	630	475

Noninterest expense
Personnel	10,446	9.682	9,829
Occupancy	2,006	1,780	1,774
Equipment	1,052	1,124	1,115
Marketing	985	753	682
Professional fees	844	525	564
Amortization of intangibles	217	218	878
Data processing	1,104	1,017	776
Telecommunications	571	481	484
Other general operating	2,902	2,856	3,302
Business exit costs	—	—	1,305

Total noninterest expense	20,127	18,436	20,709

Income before income taxes	15,861	12,991	10,117
Income tax expense	5,051	3,742	3,325

Net income	$10,810	$9,249	$6,792

Net income available to common shareholders	$10,806	$9,244	$6,787

Per common share information:
Earnings	$7.27	$6.08	$4.26

Diluted earnings	$7.13	$5.91	$4.18

Dividends paid	$2.88	$2.44	$2.28

Average common shares issued and outstanding (in thousands)	$1,486,703	$1,520,042	$1,594,957

Average diluted common shares issued and outstanding (in thousands)	$1,515,178	$1,565,467	$1,625,654

(1)	Other income includes whole mortgage loan sale gains totaling $772, $500 and $27 for the years ended December 31, 2003, 2002 and 2001, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2004 annual meeting of shareholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2004 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2004 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2004 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2004 annual meeting of shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report

The following is a list of consolidated and combined financial statements and supplementary data included in this report under Item 8 of Part II hereof:

1. Financial Statements and Supplemental Data

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated and Combined Statements of Operations for the year ended December 31, 2003, period from September 10, 2002 to December 31, 2002, period from January 1, 2002 to September 9, 2002, and year ended December 31, 2001.

Consolidated and Combined Statements of Shareholders’ Equity and Comprehensive Income (Loss) and Owners’ Net Investment for the year ended December 31, 2003, period from September 10, 2002 to December 31, 2002, period from January 1, 2002 to September 9, 2002, and year ended December 31, 2001.

Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2003, period from September 10, 2002 to December 31, 2002, period from January 1, 2002 to September 9, 2002, and year ended December 31, 2001.

Notes to Consolidated and Combined Financial Statements.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Schedule III—Real Estate Investments

Schedules, other than those listed above, are omitted because they are not applicable or are not required, or because the required information is included in the consolidated and combined financial statements or notes thereto.

3. Historical Financial Information of Lease Guarantor (Bank of America Corporation and

Subsidiaries).

(b) Report on Form 8-K

We filed a Form 8-K, including Items 5 and 7, dated October 1, 2003 relating to our acquisition of 31 properties from Prefco Quartre, LLC and 98 bank branches from Prefco III Limited Partnership, respectively. We also furnished information on this Form 8-K pursuant to Item 9.

We filed a Form 8-K, including Items 5 and 7, dated October 8, 2003 relating to our acquisition of all of the general and limited partnership interests of First States Wilmington JV, L.P., the beneficial owner of Three Beaver Valley Road, a Class-A office building containing approximately 263,000 square feet that is located in Wilmington, Delaware.

We filed a Form 8-K, including Items 5 and 7, dated November 5, 2003 relating to our press release announcing that the holders of our common shares who are named as selling shareholders in the prospectus to our resale registration statement (333-104000), dated September 8, 2003, would be prevented from selling common shares under that prospectus while it was to be updated and supplemented. We also furnished information on this Form 8-K pursuant to Item 12.

(c) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit

No.	Description

3.1*	Amended and Restated Declaration of Trust of the Registrant.

3.2*	Bylaws of the Registrant.

3.3*	Amended and Restated Agreement of Limited Partnership of First States Group, L.P., dated September 10, 2002.

4.1*	Registration Rights Agreement, dated September 4, 2002, by and among the Registrant and the Contributors listed on Schedule 1 thereto.

4.2*	Common Shares Registration Rights Agreement, dated September 4, 2002, by and among the Registrant and Friedman, Billings, Ramsey & Co., Inc.

4.3*	Registration Rights Agreement, dated September 10, 2002, by and among the Registrant, Nicholas S. Schorsch, Irvin G. Schorsch and Louis D. Davis, III.

4.4*	Common Shares Registration Rights Agreement, dated September 10, 2002, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc., as agent for the investors listed on Schedule A thereto.

10.1*	Contribution Agreement, dated September 4, 2002, by and between the Contributors and First States Group, L.P.

10.2*	Limited Partnership Agreement of First States Partners II, L.P., dated September 12, 2000.

10.3*	Purchase and Sale Agreement, by and among State Street Bank and Trust Company of Connecticut, National Association, Patrick E. Thebado, Renat, Inc., Dana Commercial Credit Corporation and First States Group, L.P., dated December 17, 2002.

10.4*	Form of Amended and Restated Lease Agreement, dated May 23, 2003, by and among U.S. Bank National Association, Patrick E. Thebado and Bank of America, N.A.

10.5*	Bridge Credit Agreement, dated January 29, 2003, by and among First States Investors 3500, LLC, First States Group, L.P., First States Investors 3500A, LLC, States Street Bank and Trust Company of Connecticut, Patrick Thebado, Bank of America, N.A. and Banc of America Securities LLC.

10.6*	Form of Series A-1 Promissory Note, dated April 30, 2003, by First States Investors 4000B, LLC in favor of Lehman Brothers Bank, FSB.

10.7*	Form of Series A-2 Promissory Note, dated April 30, 2003, by First States Investors 4000C, LLC in favor of Lehman Brothers Bank, FSB.

10.8*	Credit Agreement, dated as of April 30, 2003, among First States Investors BAI, LLC, as the borrower, and each of the subsidiaries of the borrower from time to time party thereto, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, Wachovia Bank, National Association, as syndication agent, Bank of Montreal and UBS Securities LLC, as co-documentation agents, and the other lenders party thereto.

10.9*	Indemnity and Guaranty Agreement by First States Group, L.P. and American Financial Realty Trust, dated April 30, 2003, in favor of Bank of America, N.A.

10.10*	Form of Revolving Note, dated April 30, 2003, by First States Investors BAI, LLC.

10.11*	Master Purchase, Sale and Lease Transfer Agreement, dated May 5, 2003, by and between AmSouth Bank and First States Group, L.P.

10.12*	Agreement, dated August 7, 2002, by and between Bank of America, N.A. and American Financial Resource Group, LLC.

10.13*	Master Purchase, Sale and Lease Transfer Agreement, dated September 12, 2002, by and between Wachovia Bank, National Association and First States Group, L.P.

10.14*	Agreement, dated November 22, 2002, by and between Bank of America, N.A. and American Financial Resource Group, LLC.

10.15*	Amended and Restated Agreement of Sale and Purchase, dated as of April 16, 2003, by and between Bank of America, N.A. and First States Group, L.P.

10.16*	Purchase and Sale Agreement, dated August 9, 2002, by and among Prefco Five Limited Partnership, American Financial Resource Group, LLC, Prefco V Holdings LLC and Pitney Bowes Real Estate Financing Corporation.

10.17*	Purchase and Sale Agreement, dated January 24, 2003, by and between Finova Capital Corporation and First States Group, L.P.

10.18*	Purchase and Sale Agreement, dated January 30, 2003, by and among Prefco III Realty, LLC, First States Group, L.P. and Pitney Bowes Real Estate Financing Corporation.

10.19*	Amended and Restated Master Option Agreement, dated July 16, 2002, by and among First States Properties, L.P., First States Holdings, L.P., Nicholas S. Schorsch, Martin Lautman, Arlington Cemetery Company, First States Wilmington JV, LLC and First States Group, L.P.

10.20†*	Employment Agreement, dated May 15, 2003, by and between Nicholas S. Schorsch and First States Group, L.P.

10.21†*	Employment Agreement, dated May 15, 2003, by and between Glenn Blumenthal and First States Group, L.P.

10.22†*	Employment Agreement, dated May 15, 2003, by and between William P. Ciorletti and First States Group, L.P.

10.23†*	Employment Agreement, dated May 15, 2003, by and between Edward J. Matey Jr. and First States Group, L.P.

10.24†*	Employment Agreement, dated May 15, 2003, by and between Sonya A. Huffman and First States Group, L.P.

10.25†*	Employment Agreement, dated May 15, 2003, by and between Shelley D. Schorsch and First States Group, L.P.

10.26†*	Employment Agreement, dated January 27, 2003, by and between Jeffrey C. Kahn and First States Group, L.P.

10.27†*	Supplemental Executive Retirement Plan.

10.28†*	2002 Equity Incentive Plan.

10.29†*	2003 Outperformance Plan.

10.30*	Mortgage Note, dated September 28, 2000, by and between First States Partners 123 South Broad I, L.P. and Credit Suisse First Boston Mortgage Capital LLC for $36,550,000.

10.31*	Mortgage Note, dated September 28, 2000, by and between First States Partners 123 South Broad I, L.P. and Credit Suisse First Boston Mortgage Capital LLC for $53,030,000.

10.32*	Agreement, dated February 24, 2003, by and between Salomon Smith Barney Inc. and the Registrant.

10.33*	Form of Guarantee, by Bank of America Corporation, in favor of U.S. Bank National Association.

10.34*	Form of First Amendment to Amended and Restated Agreement of Sale and Purchase, dated May 16, 2003, by and between Bank of America, N.A. and First States Group, L.P.

10.35*	Deed of Trust, dated May 23, 2003, by and among U.S. Bank National Association, Patrick Thebado and Wells Fargo Bank Northwest, National Association.

10.36*	Participation Agreement, dated May 23, 2003, by and among Bank of America, N.A., First States Investors 3500, LLC, U.S. Bank National Association, First States Group, L.P. and Wells Fargo Bank Northwest, National Association.

10.37*	Engagement Letter, dated May 30, 2003, between German American Capital Corporation and First States Group, L.P.

10.38*	Commitment Letter, dated May 30, 2003, from German American Capital Corporation to First States Group, L.P.

10.39**	First Amendment to Amended and Restated Agreement of Sale and Purchase, dated May 16, 2003, by and between Bank of America, N.A. and First States Group, L.P.

10.40**	Second Amendment to Amended and Restated Agreement of Sale and Purchase, dated June 25, 2003, by and between Bank of America, N.A. and First States Group, L.P.

10.41**	Third Amendment to Amended and Restated Agreement of Sale and Purchase, dated June 30, 2003, by and between Bank of America, N.A. and First States Group, L.P.

10.42**	Master Lease Agreement, dated June 30, 2003, by and between First States Investors 5000A, LLC and Bank of America, N.A.

10.43**	Loan and Security Agreement, dated June 30, 2003, by and between First States Investors 5000A, LLC and German American Capital Corporation.

10.44**	Note, dated as of June 30, 2003, by First States Investors 5000A, LLC, in favor of German American Capital Corporation, in the principal amount of $400,000,000.

10.45†***	Employment Agreement, dated July 21, 2003, by and between Lee S. Saltzman and First States Group, L.P.

10.46†	Employment Agreement, dated December 29, 2003, by and between James T. Ratner and First States Group, L.P.

10.47†****	2002 Equity Incentive Plan, as amended and restated on July 24, 2003.

10.48	Loan Agreement, dated as of July 18, 2003, by and among First States Investors DB I, LLC, Deutsche Bank AG, LaSalle Bank National Association, and the other lenders party thereto.

10.49	Amended and Restated Loan and Security Agreement, dated as of October 1, 2003, by and between First States Investors 5000A, LLC and German American Capital Corporation.

10.50	Purchase and Sale Agreement, dated January 30, 2003, by and among Prefco III Realty LLC, First States Group, L.P. and Pitney Bowes Real Estate Financing Corporation, as amended.

10.51	Agreement of Sale, dated as of October 23, 2003, by and between St. Louis PT 800 Market Street Associated Limited Liability Company and First States Group, L.P., as amended.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (independent auditors of the Registrant).

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act or 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

32.2	Certification of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act or 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

*	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on February 28, 2003, as amended (Filed No. 333-103499).

**	Incorporated by reference from the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2003.

***	Incorporated by reference from the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 25, 2003, as amended (File No. 333-104000).

****	Incorporated by reference from the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on August 25, 2003 (File No. 001-31678).

†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: March 26, 2004	/s/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLAS S. SCHORSCH Nicholas S. Schorsch	Vice Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ JAMES T. RATNER James T. Ratner	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2004

/s/ BRIAN S. BLOCK Brian S. Block	Vice President – Finance and Corporate Controller (Principal Accounting Officer)	March 26, 2004

/s/ LEWIS S. RANIERI Lewis S. Ranieri	Chairman of the Board of Trustees	March 26, 2004

/s/ GLENN BLUMENTHAL Glenn Blumenthal	Senior Vice President – Asset Management, Chief Operating Officer and Trustee	March 26, 2004

/s/ JOHN M. EGGEMEYER III John M. Eggemeyer III	Trustee	March 26, 2004

/s/ RAYMOND GAREA Raymond Garea	Trustee	March 26, 2004

/s/ MICHAEL J. HAGAN Michael J. Hagan	Trustee	March 26, 2004

/s/ JOHN P. HOLLIHAN John P. Hollihan	Trustee	March 26, 2004

/s/ WILLIAM M. KAHANE William M. Kahane	Trustee	March 26, 2004

/s/ RICHARD A. KRAEMER Richard A. Kraemer	Trustee	March 26, 2004