Form 10-Q
period 2004-03-31
AMERICAN FINANCIAL REALTY TRUST
filed 2004-05-12
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

On May 10, 2004, 109,649,419 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(Unaudited in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
Assets
Real estate investments, at cost:
Land	$292,988	$225,287
Building and improvements	1,575,432	1,228,254
Equipment and fixtures	257,477	196,142
Leasehold interests	5,040	5,040

Total real estate investments, at cost	2,130,937	1,654,723
Less accumulated depreciation	(74,687)	(57,253)

Real estate investments, net	2,056,250	1,597,470
Cash and cash equivalents	83,585	211,158
Restricted cash	32,439	28,330
Marketable investments and accrued interest	44,475	67,561
Accounts and other receivables	11,550	9,121
Accrued rental income	7,227	6,304
Prepaid expenses and other assets	15,047	5,186
Non-real estate assets, net of accumulated depreciation of $337 and $288	1,473	1,304
Notes receivable	357	358
Assets held for sale	90,936	82,002
Intangible assets, net of accumulated amortization of $9,057 and $5,804	340,446	114,610
Deferred costs, net of accumulated amortization of $3,746 and $2,926	28,802	18,935

Total assets	$2,712,587	$2,142,339

Liabilities and Shareholders’ Equity
Mortgage notes payable	$1,439,934	$921,355
Accounts payable	179	2,079
Accrued expenses and other liabilities	32,973	35,671
Dividends payable	29,077	28,295
Value of assumed lease obligations, net of accumulated amortization of $1,838 and $1,463	49,100	49,485
Deferred revenue	76,069	33,569
Leasehold interests, net of accumulated amortization of $167 and $0	1,064	1,277
Tenant security deposits	831	818
Liabilities related to assets held for sale	56,035	55,824

Total liabilities	1,685,262	1,128,373
Minority interest	68,746	36,365
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 109,649,419 and 108,096,217 issued and outstanding at March 31, 2004 and December 31, 2003	109	108
Capital contributed in excess of par	1,121,672	1,102,561
Deferred compensation	(23,379)	(16,291)
Accumulated deficit	(126,224)	(94,557)
Accumulated other comprehensive loss	(13,599)	(14,220)

Total shareholders’ equity	958,579	977,601

Total liabilities and shareholders’ equity	$2,712,587	$2,142,339

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Rental income	$44,535	$11,920
Operating expense reimbursements	17,550	2,447
Interest income	834	977
Other income	46	43

Total revenues	62,965	15,387

Expenses:
Property operating expenses	23,443	3,745
General and administrative	7,158	2,474
Outperformance plan—cash component	83	—
Outperformance plan—contingent restricted share component	(211)	—
Severance payments, accruals and related accelerated amortization of deferred compensation	1,856	—
Interest expense on mortgages and other debt	15,867	4,762
Depreciation and amortization	20,342	6,077

Total expenses	68,538	17,058

Loss before net interest income on residential mortgage-backed securities, net (income) loss on investments, minority interest and discontinued operations	(5,573)	(1,671)

Interest income from residential mortgage-backed securities, net of expenses	—	6,872
Interest expense on reverse repurchase agreements	—	(2,815)

Net interest income on residential mortgage-backed securities	—	4,057

Net income (loss) on investments	(188)	1,089

Income (loss) from continuing operations before minority interest	(5,761)	3,475
Minority interest	265	(293)

Income (loss) from continuing operations	(5,496)	3,182

Discontinued operations:
Income (loss) from operations, net of minority interest of $52 and $31	829	(301)
Net gains (losses) on disposals, net of minority interest of $26 and $1	412	(8)

Income (loss) from discontinued operations	1,241	(309)

Net income (loss)	$(4,255)	$2,873

Basic income (loss) per share:
From continuing operations	$(0.06)	$0.08
From discontinued operations	0.01	(0.01)

Total basic income (loss) per share	$(0.05)	$0.07

Diluted income (loss) per share:
From continuing operations	$(0.06)	$0.08
From discontinued operations	0.01	(0.01)

Total diluted income (loss) per share	$(0.05)	$0.07

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Unaudited and in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(4,255)	$2,873
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,819	5,278
Minority interest	(188)	260
Amortization of leasehold interests and intangible assets	2,650	945
Amortization of acquired leases to rental income	288	(93)
Amortization of deferred financing costs	971	427
Amortization of deferred compensation	3,451	175
Non-cash component of Outperformance Plan	(211)	—
Non-cash compensation charge	17	375
Impairment loss	6	459
Net gain on sales of properties	(592)	9
Loss (gain) on investments	188	(1,089)
Premium amortization on residential mortgage-backed securities	—	1,685
Decrease (increase) in operating assets:
Accounts and other receivables	(2,428)	(795)
Accrued rental income	(975)	(396)
Prepaid expenses and other assets	(9,861)	(2,170)
Accrued interest income	107	3,731
Increase (decrease) in operating liabilities:
Accounts payable	(1,900)	(987)
Accrued expenses and other liabilities	(1,181)	(1,580)
Deferred revenue and tenant security deposits	41,380	37,773

Net cash provided by operating activities	45,286	46,880

Cash flows from investing activities:
Sales of residential mortgage-backed securities	—	314,096
Receipt of principal payments on residential mortgage-backed securities	—	65,544
Capital expenditures and leasehold acquisition costs	(9,703)	(523)
Payments for acquisitions of real estate investments, net of cash acquired	(682,758)	(128,799)
Proceeds from sales of real estate investments	5,148	1,261
Proceeds from sales of non-real estate investments	94	—
Increase in restricted cash	(4,109)	(2,830)
Sales of marketable investments, net	22,917	113,960

Net cash provided by (used in) investing activities	(668,411)	362,709

Cash flows from financing activities:
Repayments of reverse repurchase agreements	—	(355,125)
Proceeds from exercises of common share options	7,085	—
Dividends and distributions to operating partnership unitholders	(28,367)	(10,399)
Repayments of mortgage notes and bridge notes payable	(21,113)	(641)
Proceeds from bridge note payable	—	274,963
Proceeds from mortgage notes payable	539,914	—
Other long-term debt repayments	—	(361,685)
Payments for deferred financing costs	(1,968)	(805)

Net cash provided by (used in) financing activities	495,551	(453,692)

Decrease in cash and cash equivalents	(127,574)	(44,103)
Cash and cash equivalents, beginning of period	211,159	60,842

Cash and cash equivalents, end of period	$83,585	$16,739

Supplemental cash flow information:
Cash paid for interest	$16,301	$6,270

Debt assumed in real estate acquisitions	$—	$361,685

Operating partnership units issued related to real estate acquired	$35,867	$—

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

(1) The Company

American Financial Realty Trust (AFR or the Company) is a self-administered and self-managed real estate investment trust (REIT). AFR was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and holds a 94.65% interest in the Operating Partnership as of March 31, 2004.

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

AFREG acquired corporate-owned real estate assets, primarily bank branches and office buildings from financial institutions, and owned and managed such assets principally under long-term, triple net leases. The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., Wachovia Bank, N.A., and State Street Corporation, or their respective affiliates, represented 43.8%, 13.2% and 16.0% of the Company’s total rental income for the three months ended March 31, 2004, respectively. Rental income from Bank of America, N.A. and Wachovia Bank, N.A. or their respective affiliates, represented 37.7% and 27.1% of the Company’s total rental income for the three months ended March 31, 2003, respectively. No other tenant represented more than 10% of minimum rental income for the periods presented.

(2) Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, however, that the disclosures are adequate to make the information presented not misleading. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(a) Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

(b) Principles of Consolidation

The Company consolidates its accounts and the accounts of the majority-owned Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. The Operating Partnership holds an 89% interest in a partnership that owns one office building. The remaining 11% partnership interest is reflected as minority interest. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenues, impairment of long-lived assets, allowance for doubtful accounts and deferred costs.

(d) Reclassifications

Certain amounts have been reclassified in the prior period to conform to the current period presentation.

(e) Intangible Assets

Above-market and below-market in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amount to be paid pursuant to each in-place lease and (ii) management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheets as the value of assumed lease obligations) are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

Management reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets and acquired lease liabilities consist of the following:

	March 31, 2004	December 31, 2003
Intangible assets:
In-place leases, net of accumulated amortization of $4,012 and $2,686	$93,071	$37,069
Customer relationships, net of accumulated amortization of $2,888 and $1,597	233,727	63,016
Acquired lease asset, net of accumulated amortization of $2,157 and $1,521	19,715	20,351
Goodwill	700	700
Amounts related to assets held for sale	(6,767)	(6,526)

Total intangible assets	$340,446	$114,610

Acquired lease liability, net of accumulated amortization of $1,838 and $1,463	$49,100	$49,485

(f) Equity-Based Compensation

The Company accounts for its share-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based employee compensation cost for options is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods. The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” to share-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$(4,255)	$2,873
Add: Total share-based employee compensation expense included in net income (loss)	3,240	551
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(3,816)	(593)

Pro forma net income (loss)	$(4,831)	$2,831

Basic income (loss) per share—as reported	$(0.05)	$0.07

Basic income (loss) per share—pro forma	$(0.05)	$0.07

Diluted income (loss) per share—as reported	$(0.05)	$0.07

Diluted income (loss) per share—pro forma	$(0.05)	$0.07

(g) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addressed how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and, accordingly, should consolidate the entity. In December 2003, implementation of FIN 46 was deferred for all entities except those created after January 31, 2003 and those entities considered special purpose entities and replaced with FIN 46R. The adoption of FIN 46R had no effect on the Company’s financial statements as of March 31, 2004.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

(3) Acquisitions and Dispositions

During the three months ended March 31, 2004, the Company acquired 12 properties. The following table represents the allocation of the purchase price for the properties acquired during the three months ended March 31, 2004 and 2003 to the assets acquired and liabilities assumed:

	Three Months Ended March 31,
	2004	2003
Real estate investments, at cost:
Land	$69,636	$73,395
Buildings	282,822	270,972
Equipment	62,916	45,082
Initial tenant improvements	73,914	44,503

	489,288	433,952
Intangibles:
In-place leases	57,334	21,584
Customer relationships	172,003	70,829
Acquired lease asset	—	9,128
Acquired lease liability	—	(45,009)

	229,337	56,532

	718,625	490,484
Mortgage notes payable	—	(361,685)

Total purchase price	$718,625	$128,799

The following table presents information regarding the property acquisitions completed during the three months ended March 31, 2004:

Seller	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (1)(2)
First Charter Bank	January 24, 2004	1	5,112	$1,157
AmSouth Bank	January 30, 2004	4	27,765	1,061
Kingston Bedford – State Street	February 17, 2004	1	1,024,998	706,719
Potomac Realty – Bank of America	February 20, 2004	5	50,982	9,557
Wachovia Bank (3)	February 25, 2004	1	—	131

		12	1,108,857	$718,625

(1)	Includes all acquisition costs and value of acquired intangible assets and liabilities.
(2)	Excludes other non-real estate assets acquired and transaction costs.
(3)	Reflects the purchase of a parcel of vacant land.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

The following table presents information regarding the property dispositions, including terminations of leasehold interests, completed during the three months ended March 31, 2004:

	Number of Buildings	Rentable Square Feet	Sale Proceeds	Gain(1)
Transactions for three months ended March 31, 2004	7	49,424	$5,148	$412

(1)	Net of a provision for income taxes and allocation of minority interest.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

The following is a description of the terms of the significant acquisition in the three months ended March 31, 2004:

Kingston Bedford—State Street: On February 17, 2004, the Company completed the acquisition of State Street Financial Center, a 36-story, Class A office building in Boston’s Financial District that is 100% leased to a wholly-owned affiliate of State Street Corporation. The property also includes a 900-space parking garage. The Company acquired State Street Financial Center for a purchase price of $706.7 million, including transaction costs, and financed the acquisition with available cash, $520.0 million in debt financing and the issuance of 1,974,997 units in our operating partnership, valued at $35.9 million. The holder of these units of our operating partnership has the right to put the units back to the Company at any time through February 17, 2005 for cash equal, on a per unit basis to the greater of a) the original issue price of approximately $18.16 or b) the value of one common share at the time the put is exercised.

Pro forma information relating to the acquisition of operating properties is presented below as if the properties acquired during the three months ended March 31, 2004, had been consummated on January 1, 2003. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on January 1, 2003, nor does the pro forma financial information purport to represent the results of operations for future periods:

	Three Months Ended March 31,
	2004	2003
Pro forma revenues	$71,315	$31,601
Pro forma income (loss) from continuing operations	(5,235)	3,648
Pro forma income (loss) from discontinued operations	1,241	(309)

Pro forma net income (loss)	$(3,994)	$3,339

Basic pro forma income (loss) per share:
From continuing operations	$(0.05)	$0.09
From discontinued operations	0.01	(0.01)

Basic pro forma net income (loss) per share	$(0.04)	$0.08

Diluted pro forma income (loss) per share:
From continuing operations	$(0.05)	$0.09
From discontinued operations	0.01	(0.01)

Diluted pro forma net income (loss) per share	$(0.04)	$0.08

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

(4) Residential Mortgage-Backed Securities and Reverse Repurchase Agreements

The Company invested in residential mortgage-backed securities during the three months ended March 31, 2003. The Company’s investments were financed by entering into reverse repurchase agreements to leverage the overall return on capital invested in the portfolio. On May 21, 2003, the Company’s board of trustees approved the sale of these securities, the repayment of all borrowings under reverse repurchase agreements, and the termination of a related hedging arrangement. At March 31, 2004, the Company held no residential mortgage-backed securities in a leveraged portfolio.

(5) Derivative Instruments

In connection with the acquisition of First States Wilmington, L.P. (FSW) on September 30, 2003, the Company assumed the variable rate mortgage debt associated with the underlying property. In addition, the Company assumed an interest rate cap agreement that was entered into before the Company acquired FSW, with a notional amount of $39,800. The interest cap agreement caps the LIBOR rate on the mortgage note payable at 5.65% through maturity in November 2004.

Over the next 12 months, the Company expects to reclassify $1,620 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

(6) Indebtedness

(a) Mortgage Notes Payable

The following is a summary of mortgage notes payable as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Mortgage notes payable; monthly payments of principal and interest with fixed interest rates ranging from 4.07% to 5.50% (effective fixed rates ranging from 4.11% to 5.52%); maturing from 2010 to 2023	$75,631	$76,300

Mortgage notes payable, secured by an office building divided into two condominium units; monthly payments of principal and interest with a fixed rate of 8.43% (effective fixed interest rates ranging from 7.57% to 7.79%) through the anticipated maturity dates of October 2010 for Unit I and October 2007 for Unit II; after the anticipated maturity dates, 2% or 5% will be added to the interest rate if the loans remain outstanding:

Unit I, excluding unamortized debt premium of $1,226 and $1,272	35,653	35,730
Unit II, excluding unamortized debt premium of $1,471 and $1,571	51,729	51,840
Mortgage notes payable; monthly payments of principal and interest at a fixed rate ranging from 5.25% to 8.75% (effective fixed interest rates ranging from 5.25% to 7.84%); ten mortgage notes payable with an interest rate equal to LIBOR plus 2.00% and one mortgage note payable with an interest rate equal to LIBOR plus 2.35% (effective fixed rate of 5.82%); maturing from 2006 through 2024, excluding unamortized debt premium of $1,035 and $1,073	77,962	58,391
Mortgage note payable, secured by an office property; interest payments of LIBOR plus 3.60% are due monthly with the principal balance due at maturity in November 2004	39,800	39,800
Mezzanine mortgage note payable, secured by an office property; with a fixed and effective interest rate of 12.5% are due monthly with the principal balance due at maturity in November 2004	5,030	5,030
Mortgage notes payable, secured by 14 office properties and two parking facilities; annual payments of principal and interest with a fixed interest rate of 4.04% (effective rate of 4.15%); maturing in 2011	181,032	200,000
Mortgage note payable; monthly payments of principal and interest through September 2004 with an interest rate of LIBOR plus 1.25%, monthly payments of principal and interest thereafter with a fixed and effective interest rate of 5.79%; remaining principle balance due at maturity in October 2023	520,000	—
Mortgage note payable; monthly interest payments through May 2005; monthly payments of principal and interest thereafter with a fixed interest rate of 5.47% (effective rate of 5.78%); remaining principle balance due at maturity in December 2013	439,054	440,000
Mortgage note payable; monthly payments of principal and interest with a fixed and effective interest rate of 5.33%; maturing in October 2022, excluding unamortized debt premium of $53 and $53	65,000	65,000

Total mortgage notes payable	1,490,891	972,091
Unamortized debt premium	3,785	3,969
Mortgage note payables related to assets held for sale	(54,742)	(54,705)

	$1,439,934	$921,355

The mortgage notes payable had a weighted average interest rate of 5.70% and 5.66% (including the related effects from hedging activities) for the three months ended March 31, 2004 and 2003, respectively.

The mortgage notes payable contain various financial and non-financial covenants customarily found in mortgage notes of this type, as well as a requirement that certain individual properties maintain a debt service coverage ratio, as defined, of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. As of March 31, 2004 and December 31, 2003, the Company is in compliance with all such covenants.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

(b) Credit facilities

The Company maintains a $300,000 warehouse credit facility. Borrowings under this facility will be extended in a series of advances, each of which will be used to acquire a specific property. Borrowings under this facility may be used only to acquire properties that may be financed on a long-term basis through credit-tenant lease or conduit commercial mortgage-backed securities financing. Advances under this facility will be made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility has a term of three years and bears interest at an annual rate of LIBOR plus either (x) with respect to conduit properties, 1.75%, or (y) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being purchased with the proceeds of the specific advance. The Company paid a fee of 1.25% of the total availability in connection with this facility. The Company has not requested any advances under this warehouse facility through March 31, 2004.

(7) Shareholders’ Equity

On March 19, 2004, the Company declared a distribution of $0.25 per common share, totaling $27,412, which was paid on April 15, 2004 to shareholders of record as of March 31, 2004. In addition, the Operating Partnership simultaneously paid a distribution of $0.25 per operating partnership unit, totaling $1,665.

In May 2003, the Company’s board of trustees approved the 2003 Outperformance Plan (OPP). The OPP is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the OPP will consist of annual cash awards and a three year restricted share award. The Company measures and records compensation expense over the service period in accordance with the provisions of APB Opinion No. 25 and FASB Interpretation No. 28 based upon an interim estimate of the reward. During the three months ended March 31, 2004, the Company reversed a net amount of approximately $128 of compensation expense relating to the OPP due to the decrease in the Company’s stock price. No such expense was recorded during the three months ended March 31, 2003.

During the three months ended March 31, 2004, the Company issued 621,460 restricted common shares to employees and executive officers.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

(8) Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations	$(5,496)	$(5,496)	$3,182	$3,182
Add: Minority interest in Operating Partnership	—	(233)	—	333
Less: Dividends on unvested restricted share awards	(537)	(537)	(5)	(5)

Income (loss) from continuing operations	$(6,033)	$(6,266)	$3,177	$3,510

Income from discontinued operations	$1,241	$1,241	$(309)	$(309)
Add: Minority interest in Operating Partnership	—	77	—	(32)

Income (loss) from discontinued operations	$1,241	$1,318	$(309)	$(341)

Weighted average number of common shares outstanding	106,652,745	106,652,745	42,288,008	42,288,008
Effect of share options and unvested restricted share awards	—	—	—	473,945
Operating Partnership units	—	5,788,960	—	4,455,966

Total weighted average shares outstanding	106,652,745	112,441,705	42,288,008	47,217,919

Income (loss) per share from continuing operations	$(0.06)	$(0.06)	$0.08	$0.08

Income (loss) per share from discontinued operations	$0.01	$0.01	$(0.01)	$(0.01)

Diluted income (loss) per share assumes the conversion of all Operating Partnership units into an equivalent number of common shares. Share options and restricted shares, including shares that are contingently issuable under the OPP, computed under the treasury stock method of 944,518 and 1,273,695, respectively, were excluded from the diluted income (loss) per share computations as their effect would have been antidilutive for the three months ended March 31, 2004.

(9) Discontinued Operations and Assets Held for Sale

During the three months ended March 31, 2004, the Company sold six properties in separate transactions for net sales proceeds of $5,148. The sales transactions resulted in a net gain of approximately $412 after minority interest of $26 and an income tax provision of $155.

During the three months ended March 31, 2003, the Company sold three properties in separate transactions for net sales proceeds of $1,261. The sales transactions resulted in a net loss of approximately $8 after minority interest of $1 and an income tax provision of $21.

In accordance with the provisions of SFAS No. 144, the Company had classified 23 and 18 properties as held for sale as of March 31, 2004 and December 31, 2003, respectively. The following table summarizes information for these properties:

	March 31, 2004	December 31, 2003
Assets held for sale:
Real estate investments, at cost:
Land	$12,733	$11,377
Buildings	63,172	56,545
Equipment and fixtures	10,188	9,094

Total real estate investments, at cost	86,093	77,016
Less accumulated depreciation	(2,204)	(1,757)

	83,889	75,259
Intangible assets, net	6,767	6,526
Deferred costs, net	32	20
Accrued rental income	248	197

Total assets held for sale	90,936	82,002

Liabilities related to assets held for sale:
Mortgage notes payable	54,742	54,705
Accrued expenses	743	757
Deferred revenue	496	292
Tenant security deposits	54	70

Total liabilities related to assets held for sale	56,035	55,824

Net assets held for sale	$34,901	$26,178

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

Operating results of the properties held for sale as of March 31, 2004 and 2003 and the properties sold during the three months ended March 31, 2004 and 2003 are included in discontinued operations for all periods presented.

	Three Months Ended March 31,
	2004	2003
Operating results:
Revenues	$3,107	$408
Operating expenses	2,091	134
Impairment loss	6	460
Depreciation	129	146

Income (loss) from operations before minority interest	881	(332)
Minority interest	(52)	31

Income (loss) from operations	829	(301)
Gains (losses) on disposals, net of income taxes	438	(9)
Minority interest	(26)	1

Gains (losses) on disposals, net	412	(8)

Income (loss) from discontinued operations	$1,241	$(309)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with the respective consolidated financial statements.

(10) Transactions with Related Parties

The Company provides management and other services to entities affiliated with the Company’s President, Chief Executive Officer and Vice Chairman. Total revenue received by the Company from these affiliated entities was approximately $2 and $43 for the three months ended March 31, 2004 and 2003, respectively. Such amounts are included in other income in the accompanying consolidated statements of operations. The Company provides property and asset management services for four bank branches, all of which are owned by certain executive officers and trustees and other entities affiliated with them.

As of March 31, 2004 and December 31, 2003, accounts receivable included approximately $1 and $6, respectively, for amounts due from related parties. As of March 31, 2004 and December 31, 2003, accounts payable included approximately $1 and $14, respectively, for amounts due to related parties.

In addition, the Company leases space in two office buildings from real estate partnerships controlled by related parties. Total rent payments under these office leases were approximately $37 and $28 for the three months ended March 31, 2004 and 2003, respectively. One lease expires in July 2009 and has aggregate annual rent of $66 and the other lease has an aggregate annual rent of $45 and expires in 2008. Both leases are subject to annual rent increases of the greater of 3.0% or the Consumer Price Index. All of these amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

An officer of the Company owns a one-third interest in a leasing company that provided leasing services with respect to certain properties. Leasing commissions charged to expense related to these services were approximately $65 and $52 for the three months ended March 31, 2004 and 2003, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands, except share, per share, buildings and square feet data)

A former member of the Company’s board of trustees is Head of Investment Banking at Friedman Billings Ramsey & Co., Inc. (FBR). FBR served as underwriter and placement agent in connection with the Company’s September 2002 private placement and served as co-lead manager of the Company’s June 2003 initial public offering of common shares. The Company and FBR entered into an Intellectual Property Contribution and Unit Purchase Agreement as of May 24, 2002 pursuant to which FBR contributed certain intellectual property and other in-kind capital in exchange for the issuance of 750,000 Operating Partnership units. FBR Investment Management, Inc., an affiliate of FBR, received investment advisory fees based on the month-end balance invested in the residential mortgage-backed securities investment account. Total fees paid for such services during the three months ended March 31, 2003 were $328. No such fees were paid during the three months ended March 31, 2004. Under the terms of an engagement letter, FBR will provide customary investment banking and financial advisory services through June 30, 2004.

(11) Subsequent Events

On April 5, 2004, the Company obtained a commitment from Deutsche Bank Mortgage Capital for a mortgage loan secured by the Company’s Three Beaver Valley Road property in Wilmington, Delaware. The new financing is a $43.0 million, ten-year loan at a fixed interest rate of 5.06%, which has been locked in on a forward basis. The loan amortizes over the term to a $35.0 million principal amount at maturity in June 2014. The new debt will refinance two existing loans on the Three Beaver Valley Road property and is expected to close in June 2004, when the current debt becomes prepayable without penalty.

On April 19, 2004, the Company signed agreements to purchase three office buildings to be developed by Koll Development, LLC and net leased by an affiliate of Citigroup, Inc. The three buildings, totaling approximately 531,000 square feet, will be located in Louisville, Kentucky, Greensboro, North Carolina and Boise, Idaho. All three properties are to be developed concurrently and are expected to be completed in the fourth quarter of 2004. The purchase price for the three properties will be between $85.6 million and $88.6 million, based upon construction requirements of the lessee, payable upon completion of construction. The Company will assume no development risk in the transactions, as an affiliate of Citigroup has net leased the properties at a rental rate to be determined as a percentage of our gross purchase price. The Citigroup leases will be for an initial term of 15 years with two five-year renewal options. Citicorp will guarantee the lessee’s obligations under the leases.

On April 26, 2004, the Company signed a non-binding letter of intent to acquire property and leasehold interests, aggregating 823,500 square feet in Northern California, from Charles Schwab & Co., Inc. (“Schwab”). The transaction, which is expected to close in late May or June 2004, will include the Company’s purchase of a 373,500 square foot Class “A” office building in San Francisco that will be 100% leased on a bond net basis by Schwab. The Company will acquire the property for a purchase price determined by an appraisal process and Schwab’s annual rental payments will be calculated as a percentage of the Company’s purchase price, including all transaction-related expenses. In addition, the Company will also assume control over three office buildings, aggregating approximately 450,000 square feet in Northern California, currently leased to Schwab. Schwab does not occupy the properties, but subleases approximately half of the space to third party tenants. The letter of intent is non-binding and there can be no assurance that the transaction contemplated by the letter of intent will be completed.

On April 30, 2004, the Company completed a financing with Deutsche Bank Mortgage Capital for a $63.0 million mortgage loan secured by the Bank of America Plaza property in St. Louis, Missouri. The new financing is a five year loan at a fixed interest rate of 4.55%. The new loan is the Company’s first financing on the property. The financing includes a floating rate interest period of up to three months, during which time the loan will bear interest at LIBOR plus 1.50%. At the expiration of this period, the loan will revert to the fixed interest rate of 4.55% for the remainder of the term. The loan will mature in June 2009.

On May 7, 2004, the Company and Bank of America, N.A. entered into a letter of understanding regarding the Company’s purchase of a portfolio of 263 properties (179 bank branches and 84 office buildings), aggregating 7.5 million square feet, for aggregate consideration of approximately $546.0 million. The proposed transaction contemplates that Bank of America, N.A. will lease back from the Company approximately 63.5% of the space in the portfolio for a term of 15 or 20 years at an annual triple net rental rate equal to between approximately 8.4% and 8.55% of the Company’s purchase price for the leased space, depending on the term selected. Bank of America, N.A. is also expected to occupy an additional approximately 7% of the portfolio for up to 18 months, at an annual rent equal to operating expenses plus $1.00 per square foot. An additional approximately 11% of the portfolio is currently leased to third party tenants, while the remaining approximately 15% of the portfolio will be acquired vacant. The letter of understanding provides for certain adjustments to the portfolio and Bank of America, N.A.’s occupancy within the portfolio prior to the execution of a definitive agreement of sale. The Company expects to complete a definitive agreement of sale regarding this portfolio in May 2004 and close the transaction on or before July 31, 2004. The letter of understanding is non-binding and there can be no assurance that the transaction contemplated by the letter of understanding will be completed.

        On May 10, 2004, the Company signed a contract to acquire a portfolio of 150 properties, totaling approximately 8.2 million square feet, from a major national bank for an aggregate purchase price of approximately $547.0 million. The portfolio composition includes bank branches and both large and small office buildings. The Company expects to complete the acquisition in the third quarter. Upon completion of the transaction, the seller will lease approximately 5.0 million square feet in the portfolio for a 20-year term at an annual triple net rental rate equal to approximately 8.5% of the Company’s purchase price for the leased space, and will lease an additional 1.1 million square feet of space on a temporary basis for rent equal to operating expenses for the properties. A portion of the portfolio is currently leased to third parties, while the remainder of the portfolio will be acquired vacant. Within the portfolio, the Company intends to acquire 24 non-core properties, aggregating approximately 2.0 million square feet, and to immediately commence marketing these properties for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

Forward Looking Statements

The following discussion includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, reflecting information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. These forward-looking statements are subject to risks and uncertainties. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to identify and complete additional property acquisitions;

•	our ability to complete pending property acquisitions and the estimated timing of the closings of such acquisitions;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future dividends;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our products, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition; and

•	the additional risks relating to our business described in Part II Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Our approach is designed to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that our strategy gives us a competitive advantage over more traditional real estate companies in acquiring real estate owned by banks and other financial institutions. We also believe that our recent transactions with Bank of America, N.A., Wachovia Bank, N.A. and State Street Corporation demonstrate our ability to cultivate mutually beneficial relationships with leading financial institutions.

As of March 31, 2004, our portfolio consisted of 363 bank branches and 220 office buildings, containing an aggregate of approximately 18.2 million rentable square feet. We are currently experiencing a period of rapid growth. Since June 30, 2003, the date we completed our initial public offering, through March 31, 2004, we have acquired 351 properties, containing approximately 11.2 million rentable square feet for an aggregate purchase price of approximately $1,782.5 million. As a result of the rapid growth of our portfolio, total revenues increased 309.1% from approximately $15.4 million during the three months ended March 31, 2003 to $63.0 million during the three month period ended March 31, 2004.

In 2004, we intend to continue our strategy of acquiring high quality properties through a combination of sale leaseback transactions, specifically tailored transactions and through our formulated price contracts, and to finance our acquisitions with a combination of equity and debt. We believe that our recently introduced “Landlord of Choice” program, through which we will acquire newly developed office buildings and bank branches pre-leased to financial institutions, will further enhance our growth strategy. We expect to arrange long-term debt primarily on a secured, fixed rate basis. Further, we intend to continue to grow our existing relationships and develop new relationships throughout the banking industry, which we expect will lead to further acquisition opportunities.

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

Adjusted funds from operations (AFFO) is a computation often made by REIT industry analysts and investors to measure a real estate company’s cash flow generated from operations. We believe that AFFO is helpful to investors as a measure of our liquidity position, because along with cash flows generated from operating activities, this measure provides investors with an understanding of our ability to pay dividends. In addition, because this measure is commonly used in the REIT industry, our use of AFFO may assist investors in comparing our liquidity position with that of other REITs. We calculate AFFO by subtracting from or adding to FFO (i) normalized recurring expenditures that are capitalized by us and then amortized, but which are necessary to maintain our properties and revenue stream (e.g., leasing commissions and tenant improvement allowances), (ii) an adjustment to reverse the effects of straightlining of rents and (iii) the amortization or accrual of various deferred costs including financing costs and deferred compensation.

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

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income (loss) (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Funds from operations:
Net income (loss)	$(4,255)	$2,873
Minority interest in operating partnership	(156)	294
Depreciation and amortization	20,298	6,186
Amortization of fair market rental adjustment, net	250	(93)

Funds from operations	$16,137	$9,260

Funds from operations per share (diluted)	$0.14	$0.20

Adjusted funds from operations:
Funds from operations	$16,137	$9,260
Straightline rental income, net	5,377	5,400
Tenant improvements and leasing commissions	(109)	(250)
Amortization of deferred costs	821	447
Severance payments, related accruals, and accelerated amortization of deferred compensation	1,857	—
Amortization of deferred compensation	2,254	175
Realized gain on sales of investments, net	—	(1,089)
Accrual for Outperformance Plan-contingent restricted share component	(211)	—

Adjusted funds from operations	$26,126	$13,943

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the accounting estimates that management believes are critical to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheet as the value of assumed lease obligations) are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

Amounts allocated to land, buildings, tenant improvements and equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straightline method over the estimated life of 40 years for buildings, five to seven years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003

Net Income (Loss)

Net income (loss) decreased approximately $7.2 million to a net loss of approximately $4.3 million for the three months ended March 31, 2004 from net income of approximately $2.9 million for the three months ended March 31, 2003. This decrease was primarily attributable to (i) an increase in general and administrative expenses of approximately $6.5 million related to compensation and other employee benefits, insurance premiums and professional fees, (ii) a decrease of approximately $4.1 million in net interest income from our residential mortgage-backed securities portfolio, which we sold in June 2003, and (iii) a decrease in net income on the sale of investments consisting primarily of mortgage-backed securities of approximately $1.3 million. This was partially offset by an additional $2.7 million of income relating to the net impact of the acquisition of 491 properties during the period from January 1, 2003 through March 31, 2004, including the interest expense associated with the financing of certain acquisitions and an increase of approximately $1.6 million of income related to discontinued operations.

Revenues

Rental income increased approximately $32.6 million, or 273.9%, to approximately $44.5 million for the three months ended March 31, 2004 from approximately $11.9 million for the three months ended March 31, 2003. The increase was primarily attributable to revenues received from the properties we acquired from Pitney Bowes, Bank of America, N.A., a subsidiary of General Electric, First States Wilmington, L.P. and Kingston Bedford.

Operating expense reimbursements increased approximately $15.2 million, or 633.3%, to approximately $17.6 million for the three months ended March 31, 2004 from approximately $2.4 million for the three months ended March 31, 2003. This increase was attributable primarily to operating expense reimbursements for properties we acquired from Bank of America, N.A. and a subsidiary of General Electric.

Comparisons of rental income and operating expense reimbursements for the three months ended March 31, 2004 and 2003 by real estate portfolio are as follows (amounts are in thousands):

Portfolio Name	Date(s) of Acquisition	Rental Income(1) Three Months Ended March 31,		Operating Expense Reimbursements Three Months Ended March 31,
		2004	2003	2004	2003
Formation Transactions	Sept. 2002	$6,323	$6,778	$1,978	$1,912
Formulated Price Contracts	Dec. 2002	421	512	37	97
Bank of America	Dec. 2002	1,164	1,126	524	430
Dana Commercial Credit	Jan. 2003	4,306	3,875	—	—
Pitney Bowes – Wachovia	March 2003	3,324	—	—	—
Finova Capital – BB&T	April 2003	574	—	—	—
Bank of America	June 2003	17,223	—	12,816	—
Pitney Bowes – Key Bank	Sept. 2003	769	—	—	—
Pitney Bowes – Bank of America	Sept. 2003	1,615	—	5	—
First States Wilmington, L.P.	Sept. 2003	1,173	—	513	—
Cooperative Bank	Dec. 2003	24	—	—	—
General Electric (subsidiary)	Dec. 2003	2,230	—	1,586	—
Formulated Price Contracts	Various – 2003	443	37	70	8
Kingston Bedford – State Street	Feb. 2004	7,907	—	3	—
Potomac Realty – Bank of America	Feb. 2004	127	—	17	—
Formulated Price Contracts	Various – 2004	19	—	1	—
Discontinued operations		(3,107)	(408)	—	—

Totals		$44,535	$11,920	$17,550	$2,447

(1) –	Includes adjustments for straightline rent as applicable.

Expenses

Total expenses increased approximately $51.4 million, or 300.6%, to approximately $68.5 million for the three months ended March 31, 2004 from approximately $17.1 million for the three months ended March 31, 2003. This increase resulted primarily from additional property operating, general and administrative, interest, and depreciation and amortization expenses for the 491 properties we acquired during the period from January 1, 2003 through March 31, 2004.

Property operating expenses increased approximately $19.7 million, or 532.4%, to approximately $23.4 million for the three months ended March 31, 2004 from approximately $3.7 million for the three months ended March 31, 2003. This increase was due primarily to expenses associated with the properties we acquired from Bank of America, N.A., a subsidiary of General Electric, Potomac Realty and properties acquired under our formulated price contracts. Comparisons of property operating expenses for the three months ended March 31, 2004 and 2003 by real estate portfolio are as follows (amounts are in thousands):

Portfolio Name	Date(s) of Acquisition	Property Operating Expenses Three Months Ended March 31,
		2004	2003
Formation Transactions	Sept. 2002	$3,297	$3,603
Formulated Price Contracts	Dec. 2002	98	179
Bank of America	Dec. 2002	1,017	518
Dana Commercial Credit	Jan. 2003	170	7
Pitney Bowes – Wachovia	March 2003	65	—
Finova Capital – BB&T	April 2003	25	—
Bank of America	June 2003	16,106	—
Pitney Bowes – Key Bank	Sept. 2003	6	—
Pitney Bowes – Bank of America	Sept. 2003	61	—
First States Wilmington, L.P.	Sept. 2003	552	—
Cooperative Bank	Dec. 2003	—	—
General Electric (subsidiary)	Dec. 2003	1,623	—
Formulated Price Contracts	Various – 2003	808	32
Kingston Bedford – State Street	Feb. 2004	1,604	—
Potomac Realty – Bank of America	Feb. 2004	37	—
Formulated Price Contracts	Various – 2004	71	—
Discontinued operations		(2,097)	(594)

Totals		$23,443	$3,745

General and administrative expenses increased approximately $6.5 million, or 260.0%, to approximately $9.0 million for the three months ended March 31, 2004 from approximately $2.5 million for the three months ended March 31, 2003. Of this increase, approximately $2.3 million is attributable to the amortization of restricted shares that were awarded to management and our board of trustees following our IPO, approximately $1.9 million relates to severance and accelerated amortization of deferred compensation as a result of the termination of employment of an executive officer and approximately $1.3 million relates to additional compensation and related benefits, resulting from the increased number of employees required to operate a public company and to manage a substantially increased number of properties. The increase in general and administrative expense is also attributable to an additional $0.4 million for professional fees, $0.3 million for trustees and officer’s insurance premiums and $0.2 million of marketing expenses.

Interest expense on mortgages and other debt increased approximately $11.1 million, or 231.3%, to approximately $15.9 million for the three months ended March 31, 2004 from approximately $4.8 million for the three months ended March 31, 2003. This increase is the result of borrowings used to finance the acquisition of properties from Pitney Bowes, the Bank of America portfolio, First States Wilmington, L.P. and Kingston Bedford.

The following table summarizes our interest expense on mortgages by real estate portfolio for the three months ended March 31, 2004 and 2003 (amounts are in thousands):

	Date(s) of Acquisition	Interest Expense Three Months Ended March 31,
Portfolio Name		2004	2003
Formation Transactions	Sept. 2002	$3,015	$2,743
Formulated Price Contracts	Dec. 2002	25	—
Bank of America	Dec. 2002	54	—
Dana Commercial Credit	Jan. 2003	2,104	2,019
Pitney Bowes – Wachovia	March 2003	1,066	—
Bank of America	June 2003	6,530	—
Pitney Bowes – Bank of America	Sept. 2003	894	—
First States Wilmington, L.P.	Sept. 2003	633	—
Formulated Price Contracts	Various – 2003	56	—
Kingston Bedford – State Street	Feb. 2004	1,490	—

Totals		$15,867	$4,762

Depreciation and amortization expense increased approximately $14.2 million, or 232.8%, to approximately $20.3 million for the three months ended March 31, 2004 from approximately $6.1 million for the three months ended March 31, 2003. This increase was primarily due to depreciation expense on properties acquired from Pitney Bowes, the Bank of America portfolio, First States Wilmington, L.P. and Kingston Bedford and to amortization expense related to intangible assets recorded in connection with these property acquisitions. The following table summarizes depreciation and amortization expense for real estate assets by portfolio for the three months ended March 31, 2004 and 2003 (amounts are in thousands):

	Date(s) of Acquisition	Depreciation and Amortization Expense Three Months Ended March 31,
Portfolio Name		2004	2003
Formation Transactions	Sept. 2002	$2,529	$2,605
Formulated Price Contracts	Dec. 2002	177	235
Bank of America	Dec. 2002	354	324
Dana Commercial Credit	Jan. 2003	3,405	3,023
Pitney Bowes – Wachovia	March 2003	1,381	—
Finova Capital – BB&T	April 2003	302	—
Bank of America	June 2003	6,485	—
Pitney Bowes – Key Bank	Sept. 2003	359	—
Pitney Bowes – Bank of America	Sept. 2003	917	—
First States Wilmington, L.P.	Sept. 2003	899	—
Cooperative Bank	Dec. 2003	7	—
General Electric (subsidiary)	Dec. 2003	1,189	—
Formulated Price Contracts	Various-2003	190	36
Kingston Bedford – State Street	Feb. 2004	2,224	—
Potomac Realty – Bank of America	Feb. 2004	41	—
Formulated Price Contracts	Various – 2004	13	—
Discontinued operations		(130)	(146)

Totals		$20,342	$6,077

Net Interest Income on Residential Mortgage-Backed Securities, net of expenses. In the first quarter of 2003, net interest income from our residential mortgage-backed securities portfolio was approximately $4.1 million. We did not have any net interest income from our residential mortgage-backed securities portfolio in the first quarter of 2004 because on May 21, 2003, our board of trustees approved the sale of all remaining residential mortgage-backed securities in our portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance the portfolio and the termination of a related hedging agreement. These transactions were completed during the second quarter of 2003.

Income (Loss) on Investments. Loss on investments was approximately $0.2 million for the three months ended March 31, 2004 as compared to income of approximately $1.1 million for the three months ended March 31, 2003. This decrease was primarily due to gains on the sale of investments in our residential mortgage-backed security portfolio during the three months ended March 31, 2003. Our portfolio of residential mortgage-backed securities was sold in the second quarter of 2003.

Minority Interest. Minority interest increased approximately $0.6 million to income of approximately $0.3 million for the three months ended March 31, 2004 from an expense of approximately $0.3 million for the three months ended March 31, 2003. This amount represents an allocation of net income to unitholders in our operating partnership and an allocation of net income from our 123 South Broad Street property to individuals who own an 11% limited partnership interest in the entity that owns that property.

Discontinued Operations—Income (Loss) from Operations. Income from discontinued operations increased approximately $1.1 million to income of approximately $0.8 million, net of minority interest for the three months ended March 31, 2004 from a loss of approximately $0.3 million, net of minority interest for the three months ended March 31, 2003. For the three months ended March 31, 2004, 16 of the 23 properties included in discontinued operations were partially occupied office buildings which typically generate higher net income compared to bank branches, a majority of which we did not own during the three months ended March 31, 2003. For the three months ended March 31, 2003, only three of the 18 properties included in discontinued operations were office buildings.

Discontinued Operations—Net Gains (Losses). During the three months ended March 31, 2004 and 2003, we sold six and three properties for a gain of approximately $0.4 million and $8,000, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of these non-core properties that do not meet such criteria. Pursuant to that policy, we generally intend to commence our efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability on such gains.

Cash Flows for the Three Months Ended March 31, 2004

During the three months ended March 31, 2004, net cash provided by operating activities was approximately $45.3 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. In January 2004, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of a lease we assumed in the acquisition of a portfolio of 14 office buildings and two parking facilities from a wholly-owned subsidiary of Dana Commercial Credit Corporation.

Net cash used in investing activities was approximately $668.4 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired, of approximately $682.8 million, principally for the acquisition of State Street Financial Center and payments for capital expenditures and leasehold acquisition costs of $9.7 million. These payments were partially offset by net sales of marketable securities of approximately $22.9 million.

Net cash provided by financing activities was approximately $495.6 million. Financing activities primarily consisted of proceeds from mortgage notes payable of approximately $539.9 million, principally to finance a portion of the acquisition of State Street Financial Center. These proceeds were partially offset by dividends and distributions of approximately $28.4 million and repayments of mortgage notes payable of approximately $21.1 million.

Cash Flows for the Three Months Ended March 31, 2003

During the three months ended March 31, 2003, net cash provided from operating activities was approximately $46.9 million. In January 2003, we received a rental payment of approximately $40.4 million from Bank of America under the terms of the lease we assumed in connection with the acquisition of a 14 office building portfolio from a wholly owned subsidiary of Dana Commercial Credit Corporation.

Net cash provided by investing activities was approximately $362.7 million, including (i) sales of residential mortgage-backed securities of approximately $314.1 million, (ii) receipt of principal payments on residential mortgage-backed securities of approximately $65.5 million, (iii) net sales of marketable investments of approximately $114.0 million, (iv) acquisitions of real estate investments, net of cash acquired of approximately $128.8 million, (v) proceeds from sales of real estate investments of approximately $1.2 million, (vi) capital expenditures of approximately $0.5 million, and (vii) an increase in restricted cash of approximately $2.8 million.

        Net cash used in financing activities of approximately $453.7 million included (i) repayments of reverse repurchase agreements of approximately $355.1 million, (ii) repayment of other long-term debt of approximately $361.7 million, (iii) payment of dividends and distributions to operating partnership unitholders of approximately $10.4 million, (iv) repayment of mortgage notes payable of approximately $0.6 million (v) payment of financing costs of approximately $0.8 million and (vi) borrowings under bridge loans totaling approximately $275.0 million.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

We had an aggregate of $83.6 million of cash and cash equivalents and short-term investments at March 31, 2004. These funds will be used for future acquisitions and general working capital purposes. In addition to scheduled amortization, during 2004, $44.8 million of our debt will mature. This debt is secured by our Three Beaver Valley Road property which we acquired from First States Wilmington, L.P. In April 2004, we obtained a commitment to refinance this debt with a $43.0 million loan at a fixed rate of 5.06%, which amortizes over the term to a $35.0 million principal balance at maturity in June 2014. The new loan will also be secured by our Three Beaver Valley Road property and is expected to close in June 2004, when the current debt matures.

On April 30, 2004, we completed a financing for a $63.0 million mortgage loan secured by the Bank of America Plaza property in St. Louis, Missouri. The new financing is a five-year loan at a fixed interest rate of 4.55%. The new loan is the Company’s first financing on the property. The financing includes a floating rate interest period of up to three months, during which time the loan will bear interest at LIBOR plus 1.50%. At the expiration of this period, the loan will revert to the fixed interest rate of 4.55% for the remainder of the term. The loan will mature in June 2009.

In connection with our acquisition of State Street Financial Center, we issued 1,974,997 units of our operating partnership to an affiliate of the original developer of State Street Financial Center in exchange for its interests in the property. The holder of these units has the right to put the units back to us at any time through February 17, 2005 for cash equal, on a per unit basis, to the greater of a) the original issue price of approximately $18.16 or b) the value of one common share at the time the put is exercised.

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

Our properties are encumbered by mortgages aggregating approximately $1,490.9 million in outstanding principal as of March 31, 2004, secured by liens on encumbered properties. The mortgages on our properties bear interest at effective fixed and variable rates ranging from 4.04% to 12.50% with various terms extending to the year 2024. The table below summarizes the properties financed and the principal payments required as of March 31, 2004 in the following calendar years (amounts in millions, except number of buildings):

Property	Number of Buildings	Principal Balance at March 31, 2004(1)	Interest Rate(1)	Principal Payments and Debt Maturity Schedule
				2004	2005	2006	2007	2008	2009	Thereafter
One Lincoln Street, Boston, MA(2)	1	$520.0	5.79%	$7.6	$10.9	$11.5	$12.2	$12.9	$13.7	$451.2
Bank of America Small/Large Office Portfolio(3)	152	439.1	5.47%	—	3.3	6.9	7.3	7.7	8.2	405.7
Dana Commercial Credit Portfolio	14	181.0	4.04%	—	19.7	20.5	21.4	22.2	23.1	74.1
Pitney Bowes—Bank of America Portfolio	73	65.0	5.33%	3.6	3.1	3.3	2.9	2.0	1.6	48.5
123 S. Broad Street Unit 2, Philadelphia, PA	1	51.7	8.43%	0.3	0.5	0.5	50.4	—	—	—
Pitney Bowes—Wachovia Portfolio	41	48.9	4.07%	2.6	2.5	4.0	4.4	4.9	5.3	25.2
First States Wilmington, L.P.(4)	1	39.8	4.69%	39.8	—	—	—	—	—	—
123 S. Broad Street Unit I, Philadelphia, PA	1	35.7	8.43%	0.3	0.3	0.4	0.4	0.4	0.5	33.4
Pitney Bowes—Wachovia Portfolio	23	26.7	5.50%	0.6	0.8	0.9	0.9	1.0	1.0	21.5
610 Old York Road, Jenkintown, PA	1	15.1	8.29%	0.1	0.1	0.2	0.2	0.2	0.2	14.1
177 Meeting Street, Charlestown, SC	1	9.9	7.44%	—	0.2	0.2	0.2	0.2	0.2	8.9
First States Wilmington, L.P. (Mezzanine)	—	5.0	12.50%	5.0	—	—	—	—	—	—
50 W. Market Street, West Chester, PA	1	3.6	6.75%	—	0.1	0.1	3.4	—	—	—
200 Reid Street, Palatka, FL	1	3.4	5.81%	0.1	0.1	0.1	0.1	0.1	0.1	2.8
Debt between $1.0 million and $3.0 million(4)(5)	17	25.9	5.89%	0.5	0.8	0.8	1.9	0.9	0.9	20.1
Debt less than $1.0 million(5)	33	20.1	5.37%	0.5	0.7	1.4	0.7	1.5	2.1	13.2

Total	361	$1,490.9	5.58%	$61.0	$43.1	$50.8	$106.4	$54.0	$56.9	$1,118.7

(1)	Excludes unamortized debt premium and the related effect on the interest rate.
(2)	Variable-rate loan at LIBOR plus 1.25%, reverts to a fixed rate of 5.79% in September 2004.
(3)	Includes debt related to properties held for sale.
(4)	Includes variable-rate loans.
(5)	Includes an aggregate of $7.0 million in variable rate debt.

The mortgage notes payable contain various financial and non-financial covenants customarily found in mortgage notes, as well as a requirement that certain properties maintain a debt service coverage ratio of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12 month period. As of March 31, 2004 and December 31, 2003 we were in compliance with all of these covenants.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations of March 31, 2004 (amounts in thousands):

	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total(1)
Mortgage notes payable—fixed-rate	$34,376	$77,675	$132,818	$678,243	$923,112
Mortgage notes payable—variable-rate	50,601	23,522	26,264	467,392	567,779
Operating leases	3,952	7,357	5,901	47,636	64,846
Purchase obligations	5,408	—	—	—	5,408

	$94,337	$108,554	$164,983	$1,193,271	$1,561,145

(1)	Excludes unamortized debt premium.

We generally intend to refinance the remaining principal balance of our mortgage notes payable as they become due or repay them if they relate to properties being sold.

Cash Distribution Policy

We elected to be taxed as a REIT under the Internal Revenue Code (IRC) commencing as of our taxable year ended December 31, 2002. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our ordinary taxable income to our shareholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute (in accordance with the IRC and applicable regulations) to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the IRC and applicable regulations thereunder.

It is our intention to pay to our shareholders, within the time periods prescribed by the IRC, all or substantially all of our annual taxable income, including gains from the sale of real estate and recognized gains on sale of securities. We intend to continue our policy of making sufficient cash distributions to shareholders in order for us to maintain our REIT status under the IRC and to avoid corporate income and excise tax on undistributed income.

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

As of March 31, 2004, our debt included fixed-rate mortgages with a carrying value of approximately $926.9 million and a fair value of approximately $932.7 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $53.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $57.7 million.

As of March 31, 2004, our debt included variable-rate mortgage notes payable with a carrying value of $567.8 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $2.8 million annually, adjusting for the effect of our variable-rate debt which reverts to a fixed-rate basis.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assumes no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2004, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

As of March 31, 2004 and December 31, 2003

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

Financial information as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 has been derived from the unaudited financial statements of Bank of America Corporation and Subsidiaries as filed with the Securities and Exchange Commission on Bank of America Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004.

Financial information as of December 31, 2003 and for the years ended December 31, 2003, 2002, and 2001 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries as filed with the Securities and Exchange Commission on Bank of America Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in millions)	March 31, 2004	December 31 2003
Assets
Cash and cash equivalents	$22,296	$27,084
Time deposits placed and other short-term investments	8,561	8,051
Federal funds sold and securities purchased under agreements to resell (includes $73,018 and $76,446 pledged as collateral)	73,057	76,492
Trading account assets	75,004	68,547
Derivative assets	36,488	36,507
Debt securities:
Available-for-sale (includes $34,965 and $20,858 pledged as collateral)	139,546	66,382
Held-to-maturity, at cost (market value—$251 and $254)	242	247

Total debt securities	139,788	66,629

Loans and leases	375,968	371,463
Allowance for loan and lease losses	(6,080)	(6,163)

Loans and leases, net of allowance	369,888	365,300

Premises and equipment, net	6,076	6,036
Mortgage banking assets	2,184	2,762
Goodwill	11,468	11,455
Core deposit intangibles and other intangibles	854	908
Other assets	70,348	66,674

Total assets	$816,012	$736,445

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$121,629	$118,495
Interest-bearing	267,850	262,032
Deposits in foreign offices:
Noninterest-bearing	2,805	3,035
Interest-bearing	43,308	30,551

Total deposits	435,592	414,113

Federal funds purchased and securities sold under agreements to repurchase	115,434	78,046
Trading account liabilities	27,402	26,844
Derivative liabilities	24,321	24,526
Commercial paper and other short-term borrowings	64,621	42,478
Accrued expenses and other liabilities (includes $401 and $416 of reserve for unfunded lending commitments)	18,635	27,115
Long-term debt	81,231	75,343

Total liabilities	767,236	688,465

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—1,239,563 and 1,269,600 shares	53	54
Common stock, $0.01 par value; authorized—7,500,000,000 and 5,000,000,000 shares; issued and outstanding—1,445,487,313 and 1,441,143,786 shares	14	14
Retained earnings	51,823	50,213
Accumulated other comprehensive income (loss)	(2,743)	(2,148)
Other	(371)	(153)

Total shareholder’s equity	48,776	47,980

Total liabilities and shareholders’ equity	$816,012	$736,445

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Three Months Ended March 31,
(Dollars in millions, except per share information)	2004	2003
Interest income
Interest and fees on loans and leases	$5,549	$5,348
Interest on debt securities	1,212	754
Federal funds sold and securities purchased under agreements to resell	434	194
Trading account assets	1,009	1,042
Other interest income	368	387

Total interest income	8,572	7,725

Interest expense
Deposits	1,206	1,183
Short-term borrowings	740	453
Trading account liabilities	334	308
Long-term debt	491	572

Total interest expense	2,771	2,516

Net interest income	5,801	5,209

Noninterest income
Consumer service charges	821	777
Corporate service charges	595	577

Total service charges	1,416	1,354

Consumer investment and brokerage services	417	383
Corporate investment and brokerage services	205	165

Total investment and brokerage services	622	548

Mortgage banking income	209	405
Investment banking income	404	378
Equity investment gains (losses)	133	(68)
Card income	795	681
Trading account profits	3	114
Other income	135	281

Total noninterest income	3,717	3,693

Total revenue	9,518	8,902
Provision for credit losses	624	833
Gains on sales of debt securities	495	273

Noninterest expense
Personnel	2,762	2,459
Occupancy	488	472
Equipment	261	284
Marketing	281	230
Professional fees	147	125
Amortization of intangibles	54	54
Data processing	284	266
Telecommunications	151	124
Other general operating	989	711

Total noninterest expense	5,417	4,725

Income before income taxes	3,972	3,617
Income tax expense	1,291	1,193

Net income	$2,681	$2,424

Net income available to common shareholders	$2,680	$2,423

Per common share information:
Earnings	$1.86	$1.62

Diluted earnings	$1.83	$1.59

Dividends paid	$0.80	$0.64

Average common shares issued and outstanding (in thousands)	$1,440,153	$1,499,405

Average diluted common shares issued and outstanding (in thousands)	$1,466,701	$1,526,288

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31
(Dollars in millions, except per share information)	2003	2002	2001
Interest income
Interest and fees on loans and leases	$21,668	$22,030	$27,279
Interest on debt securities	3,160	4,035	3,706
Federal funds sold and securities purchased under agreements to resell	1, 373	870	1,414
Trading account assets	3,935	3,811	3,623
Other interest income	1,507	1,415	2,271

Total interest income	31,643	32,161	38,293

Interest expense
Deposits	4,908	5,434	8,886
Short-term borrowings	1,951	2,089	4,167
Trading account liabilities	1,286	1,260	1,155
Long-term debt	2,034	2,455	3,795

Total interest expense	10,179	11,238	18,003

Net interest income	21,464	20,923	20,290

Noninterest income
Consumer service charges	3,230	2,986	2,865
Corporate service charges	2,388	2,290	2,078

Total service charges	5,618	5,276	4,943

Consumer investment and brokage services	1,559	1,544	1,546
Corporate investment and brokerage services	792	693	566

Total investment and brokeage services	2,351	2,237	2,112

Mortgage banking income	1,922	761	597
Investment banking income	1,736	1,545	1,579
Equity investment gains (lossess)	215	(280)	291
Card income	3,052	2,620	2,422
Trading account profits	409	778	1,842
Other income(1)	1,119	634	562

Total noninterest income	16,422	13,571	14,348

Total revenue	37,886	34,494	34,638
Provision for credit losses	2,839	3,697	4,287
Gains on sales of debt securities	941	630	475

Noninterest expense
Personnel	10,446	9.682	9,829
Occupancy	2,006	1,780	1,774
Equipment	1,052	1,124	1,115
Marketing	985	753	682
Professional fees	844	525	564
Amortization of intangibles	217	218	878
Data processing	1,104	1,017	776
Telecommunications	571	481	484
Other general operating	2,902	2,856	3,302
Business exit costs	—	—	1,305

Total noninterest expense	20,127	18,436	20,709

Income before income taxes	15,861	12,991	10,117
Income tax expense	5,051	3,742	3,325

Net income	$10,810	$9,249	$6,792

Net income available to common shareholders	$10,806	$9,244	$6,787

Per common share information:
Earnings	$7.27	$6.08	$4.26

Diluted earnings	$7.13	$5.91	$4.18

Dividends paid	$2.88	$2.44	$2.28

Average common shares issued and outstanding (in thousands)	$1,486,703	$1,520,042	$1,594,957

Average diluted common shares issued and outstanding (in thousands)	$1,515,178	$1,565,467	$1,625,654

(1)	Other income includes whole mortgage loan sale gains totaling $772, $500 and $27 for the years ended December 31, 2003, 2002 and 2001, respectively.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit
10.1†	Employment Agreement, dated January 1, 2004, by and between Nicholas S. Schorsch and First States Group, L.P.				X
10.2†	Employment Agreement, dated January 1, 2004, by and between Glenn Blumenthal and First States Group, L.P.				X
10.3†	Employment Agreement, dated January 1, 2004, by and between Edward J. Matey Jr. and First States Group, L.P.				X
10.4†	Employment Agreement, dated January 1, 2004, by and between Sonya A. Huffman and First States Group, L.P.				X
10.5†	Employment Agreement, dated January 1, 2004, by and between Shelley D. Schorsch and First States Group, L.P.				X
10.6	Agreement of Purchase and Sale, dated as of February 1, 2004, between Kingston Bedford Joint Venture LLC and First States Investors 228, LLC.	8-K	3/3/04	10.1
10.7	Amended to Agreement of Purchase and Sale, dated as of February 13, 2004, between Kingston Bedford Joint Venture LLC and First States Investors 228, LLC.	8-K	3/3/04	10.2
10.8	Lease Agreement between Kingston Bedford Joint Venture LLC, as Landlord, and SSB Realty LLC, as Tenant, dated May 9, 2001.	8-K	3/3/04	10.3
10.9	First Amendment to Lease Agreement between Kingston Bedford Joint Venture LLC, as Landlord, and SSB Realty LLC, as Tenant, dated August 15, 2003.	8-K	3/3/04	10.4
10.10	Second Amendment to Lease Agreement between First States Investors 228, LLC (a successor to Kingston Bedford Joint Venture LLC), as Landlord, and SSB Realty LLC, as Tenant, dated February 14, 2004.	8-K	3/3/04	10.5
10.11	Loan Agreement, dated as of February 17, 2004, by and between First States Investors 228, LLC and Lehman Brothers Bank FSB.	8-K	3/3/04	10.6
10.12	Note, dated as of February 17, 2004, by First States Investors 228, LLC, in favor of Lehman Brothers Bank FSB, in the principal amount of $520,000,000.	8-K	3/3/04	10.7
31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X
32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†	Compensatory plan or arrangement

(b) Reports on Form 8-K

Date Filed or Furnished	Item(s)	Description
1/6/04	5,9	In January 2004, we filed a Form 8-K announcing that James T. Ratner joined our company as Senior Vice President and Chief Financial Officer.
1/7/04	9	In January 2004, we filed a Form 8-K announcing that we entered into an agreement to acquire State Street Financial Center.
2/25/04	12	In February 2004, we filed a Form 8-K furnishing our earnings press release for the 2004 fourth quarter and fiscal year earnings.
3/3/04	2,7	In March 2004, we filed a Form 8-K announcing the closing of our acquisition of State Street Financial Center.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: May 12, 2004	/S/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch Vice Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/S/ JAMES T. RATNER
James T. Ratner Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Employment Agreement, dated January 1, 2004, by and between Nicholas S. Schorsch and First States Group, L.P.

10.2	Employment Agreement, dated January 1, 2004, by and between Glenn Blumenthal and First States Group, L.P.

10.3	Employment Agreement, dated January 1, 2004, by and between Edward J. Matey Jr. and First States Group, L.P.

10.4	Employment Agreement, dated January 1, 2004, by and between Sonya A. Huffman and First States Group, L.P.

10.5	Employment Agreement, dated January 1, 2004, by and between Shelley D. Schorsch and First States Group, L.P.

31.1	Certificate of Chief Executive Officer Required by Rule 13a-l4(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of Chief Financial Officer Required by Rule 13a-I4(a) of the Securities Exchange Act of 1934, as amended

32.1	Certificate of Chief Executive Officer Required by Rule 13a-l4(b) of the Securities Exchange Act of 1934, as amended

32.2	Certificate of Chief Financial Officer Required by Rule 13a-I4(b) of the Securities Exchange Act of 1934, as amended