Form 10-Q
period 2004-06-30
AMERICAN FINANCIAL REALTY TRUST
filed 2004-08-06
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

On August 5, 2004, 110,304,511 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(Unaudited in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
Assets:
Real estate investments, at cost:
Land	$316,059	$225,287
Buildings and improvements	1,687,871	1,228,254
Equipment and fixtures	273,575	196,142
Leasehold interests	5,040	5,040

Total real estate investments, at cost	2,282,545	1,654,723
Less accumulated depreciation	(96,773)	(57,727)

Total real estate investments, net	2,185,772	1,596,996
Cash and cash equivalents	47,462	211,158
Restricted cash	40,182	28,330
Marketable investments and accrued interest	23,935	67,561
Accounts and other receivables	11,945	9,121
Accrued rental income	8,661	6,304
Prepaid expenses and other assets	36,924	5,186
Non-real estate assets, net of accumulated depreciation of $425 and $288	1,921	1,304
Note receivable	354	358
Assets held for sale	15,571	82,002
Intangible assets, net of accumulated amortization of $12,793 and $5,330	353,757	115,084
Deferred costs, net of accumulated amortization of $4,666 and $2,926	27,769	18,935

Total assets	$2,754,253	$2,142,339

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$1,528,549	$921,355
Credit facility	29,500	—
Accounts payable	1,014	2,079
Accrued expenses and other liabilities	30,698	35,671
Dividends and distributions payable	29,090	28,295
Value of assumed lease obligations, net of accumulated amortization of $2,229 and $1,463	48,709	49,485
Deferred revenue	85,009	33,569
Leasehold interests, net of accumulated amortization of $239 and $0	993	1,277
Tenant security deposits	746	818
Liabilities related to assets held for sale	817	55,824

Total liabilities	1,755,125	1,128,373
Minority interest	65,499	36,365
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 109,872,678 and 108,096,217 issued and outstanding at June 30, 2004 and December 31, 2003	110	108
Capital contributed in excess of par	1,123,175	1,102,561
Deferred compensation	(21,017)	(16,291)
Accumulated deficit	(155,383)	(94,557)
Accumulated other comprehensive loss	(13,256)	(14,220)

Total shareholders’ equity	933,629	977,601

Total liabilities and shareholders’ equity	$2,754,253	$2,142,339

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rental income	$54,365	$16,211	$100,072	$28,305
Operating expense reimbursements	16,624	2,476	33,582	4,823
Interest income	602	180	1,436	1,157
Other income	790	506	818	549

Total revenues	72,381	19,373	135,908	34,834

Expenses:
Property operating expenses	28,400	4,477	52,112	8,260
General and administrative	7,628	3,551	14,786	6,025
Outperformance plan—cash component	(83)	1,542	—	1,542
Outperformance plan—contingent restricted share component	(4,263)	124	(4,474)	124
Severance and related accelerated amortization of deferred compensation	—	—	1,857	—
Interest expense on mortgages and other debt	17,962	5,593	33,829	10,355
Depreciation and amortization	25,560	8,725	45,777	14,803

Total expenses	75,204	24,012	143,887	41,109

Loss before net interest income on residential mortgage-backed securities, net loss on investments, minority interest and discontinued operations	(2,823)	(4,639)	(7,979)	(6,275)

Interest income from residential mortgage-backed securities, net of expenses	—	2,144	—	9,016
Interest expense on reverse repurchase agreements	—	(1,540)	—	(4,355)

Net interest income on residential mortgage-backed securities	—	604	—	4,661

Net loss on investments	(214)	(10,330)	(402)	(9,241)

Loss from continuing operations before minority interest	(3,037)	(14,365)	(8,381)	(10,855)
Minority interest	263	1,360	502	1,064

Loss from continuing operations	(2,774)	(13,005)	(7,879)	(9,791)

Discontinued operations:
Loss from operations before yield maintenance fees, net of minority interest of $102, $19, $76 and $55 for the three and six months ended June 30, 2004 and 2003, respectively	(1,743)	(177)	(1,306)	(528)
Yield maintenance fees, net of minority interest of $173, $0, $173 and $0 for the three and six months ended June 30, 2004 and 2003, respectively	(2,937)	—	(2,937)	—
Net gains on disposals, net of minority interest of $339, $34, $363 and $35 for the three and six months ended June 30, 2004 and 2003, respectively	5,765	326	6,178	336

Income (loss) from discontinued operations	1,085	149	1,935	(192)

Net loss	$(1,689)	$(12,856)	$(5,944)	$(9,983)

Basic income (loss) per share:
From continuing operations	$(0.03)	$(0.30)	$(0.08)	$(0.23)
From discontinued operations	0.01	—	0.02	—

Total basic loss per share	$(0.02)	$(0.30)	$(0.06)	$(0.23)

Diluted income (loss) per share
From continuing operations	$(0.03)	$(0.30)	$(0.08)	$(0.23)
From discontinued operations	0.01	—	0.02	—

Total diluted loss per share	$(0.02)	$(0.30)	$(0.06)	$(0.23)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(Unaudited and in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,944)	$(9,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,589	13,453
Minority interest	(388)	(1,084)
Amortization of leasehold interests and intangible assets	6,469	1,646
Amortization of acquired leases to rental income	615	(241)
Amortization of deferred financing costs	1,994	895
Amortization of deferred compensation	5,809	351
Non-cash component of Outperformance Plan	(4,474)	—
Non-cash compensation charge	209	329
Impairment charges	1,645	542
Net gain on sales of properties	(6,541)	(372)
Net loss on investments	402	9,241
Premium amortization on residential mortgage-backed securities	—	4,464
Leasing costs	(8,929)	(161)
Decrease (increase) in operating assets:
Accounts and other receivables	(2,876)	(5,152)
Accrued rental income	(2,583)	(1,501)
Prepaid expenses and other assets	(31,804)	(4,836)
Accrued interest income	164	7,157
Increase (decrease) in operating liabilities:
Accounts payable	(1,065)	(76)
Accrued expenses and other liabilities	274	2,982
Deferred revenue and tenant security deposits	49,752	43,489

Net cash provided by operating activities	42,318	61,143

Cash flows from investing activities:
Sales of residential mortgage-backed securities	—	940,010
Receipt of principal payments on residential mortgage-backed securities	—	162,893
Capital expenditures and leasehold acquisition costs	(2,974)	(664)
Payments for acquisitions of real estate investments, net of cash acquired	(828,341)	(1,033,435)
Proceeds from sales of real estate investments	63,246	2,090
Proceeds from sales of non-real estate investments	101	—
Increase in restricted cash	(11,871)	(6,865)
Sales of marketable investments	43,832	136,500
Purchases of marketable investments	(697)	(1,380)

Net cash provided by (used in) investing activities	(736,704)	199,149

Cash flows from financing activities:
Repayments of reverse repurchase agreements	—	(1,053,529)
Proceeds from share issuances, net	7,025	741,768
Dividends and distributions	(57,511)	(22,106)
Repayment of mortgage notes and bridge notes payable	(110,783)	(532,535)
Proceeds from bridge note payable	—	400,000
Proceeds from mortgage notes payable	664,164	556,413
Proceeds from credit facility	29,500	—
Payments for deferred financing costs	(1,705)	(16,797)

Net cash provided by financing activities	530,690	73,214

Increase (decrease) in cash and cash equivalents	(163,696)	333,506
Cash and cash equivalents, beginning of period	211,158	60,842

Cash and cash equivalents, end of period	$47,462	$394,348

Supplemental cash flow and non-cash information:
Cash paid for interest	$3,091	$10,571

Cash paid for income taxes	$1,819	$133

Debt assumed in real estate acquisitions	$—	$256,413

Operating Partnership units issued related to real estate acquired	$35,867	$—

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(1) The Company

American Financial Realty Trust (AFR or the Company) is a self-administered and self-managed real estate investment trust (REIT). AFR was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 94.45% interest in the Operating Partnership as of June 30, 2004.

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

The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, National Association (Bank of America, N.A.), Wachovia Bank, National Association (Wachovia Bank, N.A.) and State Street Corporation, or their respective affiliates, represented the following percentages of total rental income for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Bank of America, N.A.	39.3%	31.4%	36.2%	34.4%
State Street Corporation	22.8%	—	28.6%	—
Wachovia Bank, N.A.	13.1%	20.7%	13.1%	23.7%

No other tenant represented more than 10% of rental income for the periods presented.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(b) Principles of Consolidation

The Company consolidates its accounts and the accounts of the majority-owned and controlled Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. The Operating Partnership holds an 89% interest in a partnership that owns one office building and reflects the remaining 11% within minority interest. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, investments in real estate, purchase price allocations and derivative financial instruments and hedging activities.

(d) Reclassifications

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

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

Management reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets and acquired lease liabilities consist of the following:

	June 30, 2004	December 31, 2003
Intangible assets:
In-place leases, net of accumulated amortization of $5,514 and $2,686	$96,389	$37,069
Customer relationships, net of accumulated amortization of $4,860 and $1,597	240,390	63,016
Acquired lease asset, net of accumulated amortization of $2,468 and $1,521	16,623	20,351
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $49 and $474	(345)	(6,052)

Total intangible assets	$353,757	$115,084

Value of assumed lease liability, net of accumulated amortization of $2,229 and $1,463	$48,709	$49,485

(f) Equity based Compensation

The Company accounts for its share-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based employee compensation cost for options is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods. The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to share-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(1,689)	$(12,856)	$(5,944)	$(9,983)
Add: Total share-based employee compensation expense included in net loss	(1,905)	2,216	1,335	2,767
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(1,355)	2,258	2,461	2,850

Pro forma net loss	$(2,239)	$(12,898)	$(7,070)	$(10,066)

Basic loss per share—as reported	$(0.02)	$(0.30)	$(0.06)	$(0.23)

Basic loss per share—pro forma	(0.02)	(0.30)	(0.07)	(0.24)

Diluted loss per share—as reported	$(0.02)	$(0.30)	$(0.06)	$(0.23)

Diluted loss per share—pro forma	(0.02)	(0.30)	(0.07)	(0.24)

(g) Comprehensive Income (Loss)

        Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), is comprised of net income (loss), changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. Comprehensive loss, net of minority interest, was $1,346 and $4,133 for the three months ended June 30, 2004 and 2003 and $4,980 and $6,471 for the six months ended June 30, 2004 and 2003, respectively.

(h) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addressed how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and, accordingly, should consolidate the entity. In December 2003, implementation of FIN 46 was deferred for all entities except those created after January 31, 2003 and those entities considered special purpose entities and replaced with FIN 46R. The adoption of FIN 46R had no effect on the Company’s financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(3) Acquisitions and Dispositions

During the six months ended June 30, 2004 and 2003, the Company acquired 25 and 298 properties, respectively . The following table represents the allocation of the purchase price for the properties acquired during the six months ended June 30, 2004 and 2003 to the assets acquired and liabilities assumed:

	Six Months Ended June 30,
	2004	2003
Real estate investments, at cost:
Land	$90,272	$190,496
Buildings	373,127	839,186
Equipment	76,791	138,488
Initial tenant improvements	77,649	49,105

	617,839	1,217,275
Intangibles:
In-place leases	65,850	32,018
Customer relationships	180,519	71,975
Acquired lease asset	—	14,827
Acquired lease liability	—	(46,247)

	246,369	72,573
Mortgage notes payable	—	256,413

Total purchase price	$864,208	$1,033,435

The following table presents information regarding property acquisitions completed during the six months ended June 30, 2004:

Seller	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (1)
First Charter Bank	Jan. 2004	1	5,112	$1,157
AmSouth Bank	Jan. 2004	4	27,765	1,061
Kingston Bedford – State Street	Feb. 2004	1	1,024,998	706,719
Potomac Realty – Bank of America	Feb. 2004	5	50,982	9,557
Wachovia Bank (2)	Feb. 2004	1	—	131
Wachovia Bank	Apr. 2004	6	33,683	4,502
Wachovia Bank	June 2004	1	3,149	412
Bank of America	June 2004	3	6,852	1,293
Charles Schwab and Company	June 2004	2	661,308	135,806
Branch Bank and Trust	June 2004	1	4,795	3,570

		25	1,818,644	$864,208

(1)	Includes all acquisition costs and value of acquired intangible assets and liabilities.
(2)	Reflects the purchase of a parcel of vacant land.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

The following table presents information regarding property dispositions, including terminations of leasehold interests, completed during the six months ended June 30, 2004:

Number of Buildings	Rentable Square Feet	Sale Proceeds	Gain (1)
23	710,300	$63,246	$6,178

(1)	Net of provision for income taxes and allocation of minority interest.

The following is a description of the terms of the significant acquisitions during the six months ended June 30, 2004:

Kingston Bedford—State Street: On February 17, 2004, the Company completed the acquisition of State Street Financial Center, a 36-story, Class A office building in Boston’s Financial District that is 100% leased to a wholly-owned affiliate of State Street Corporation. The property also includes a 900-space parking garage. The Company acquired State Street Financial Center for a purchase price of $706,719, including transaction costs, and financed the acquisition with available cash, $520,000 in debt financing and the issuance of 1,974,997 units in the Operating Partnership, valued at $35,867. The unitholder has the right to put the units back to the Company at any time through February 17, 2005 for cash equal, on a per unit basis to the greater of a) the original issue price of approximately $18.16 or b) the value of one common share at the time the put is exercised.

Charles Schwab & Co., Inc.: On June 25, 2004, the Company acquired from Charles Schwab & Co., Inc. (Schwab) a Class A office building in San Francisco, containing approximately 373,500 square feet that is 100% leased on a bond net basis by Schwab for an initial term of 20 years. The Company acquired the property for a purchase price of $135,806, including transaction costs. Concurrently, in a separate transaction, the Company entered into an agreement to sublease from Schwab approximately 288,000 square feet of vacant space in a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, the Company has agreed to sublease this additional space from Schwab. All of the Company’s subleases with Schwab will terminate in October 2017, the same date that Schwab’s leases with the ultimate owner terminate. In exchange for the agreements described above, Schwab has agreed to pay the Company a sublease management and standby subtenant fee of approximately $11,541, payable over the 18 months ended June 30, 2005, including a $4,000 payment made on June 25, 2004. Additionally, Schwab will provide a rent credit, payable through December 31, 2007, totaling approximately $40,028, against the Company’s initial sublease obligations. The sublease management fee and rent credit will be ratably recognized as income and a reduction to rent expense, respectively, over the term of the agreement. As security for the Company’s obligation under the sublease management, subtenant and standby subtenant agreements, the Company provided Schwab with an irrevocable, standby letter of credit for $4,000. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee payment by Schwab and then decrease over the term of the Company’s obligation through October 2017.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

Pro forma information relating to the acquisition of operating properties is presented below as if the properties acquired during the three and six months ended June 30, 2004, had been consummated as of the first day of the periods presented. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Pro forma revenues	$75,124	$22,116	$149,949	$48,875

Pro forma loss from continuing operations	$(3,797)	$(14,044)	$(8,263)	$(10,812)

Basic pro forma loss per share from continuing operations	$(0.04)	$(0.33)	$(0.09)	$(0.24)

Diluted pro forma loss per share from continuing operations	$(0.04)	$(0.33)	$(0.09)	$(0.24)

(4) Residential Mortgage-Backed Securities and Reverse Repurchase Agreements

The Company invested in residential mortgage-backed securities during the six months ended June 30, 2003. The Company’s investments were financed by entering into reverse repurchase agreements to leverage the overall return on capital invested in the portfolio. For the three and six months ended June 30, 2003, the Company had a net interest income on residential mortgage-backed securities of $604 and $4,661, respectively. On May 21, 2003, the Company’s board of trustees approved the sale of these securities, the repayment of all borrowings under reverse repurchase agreements, and the termination of a related hedging arrangement. At June 30, 2004, the Company held no residential mortgage-backed securities in a leveraged portfolio.

(5) Derivative Instruments

In February 2003, the Company entered into treasury lock agreements with an aggregate notional amount of $280,000. These derivatives were designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the expected refinancing of $280,000 in bridge loans. The Company incurred a loss of $2,000 in the second quarter of 2003 when these treasury lock agreements were terminated in connection with the related refinancings. This amount is recorded in accumulated other comprehensive income (loss) and is being reclassified to earnings over the term of the new debt instruments.

In September 2003, the Company entered into an interest rate swap agreement with an aggregate notional amount of $328,000. This derivative was designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the expected refinancing of a $400,000 bridge note payable with a $440,000 mortgage note payable. In October 2003, the Company completed this refinancing and incurred a loss of $12,895 when this interest swap agreement was terminated. This loss is recorded in accumulated other comprehensive income (loss) and is being reclassified to interest expense over the term of the new debt instrument.

In connection with the acquisition of the Company’s Three Beaver Valley property in Wilmington, Delaware, the Company assumed the variable rate mortgage debt associated with the underlying property. In addition, the Company assumed an interest rate cap agreement, that was entered into before the Company acquired Three Beaver Valley, with a notional amount of $39,800. The interest cap agreement caps the LIBOR rate on the mortgage note payable at 5.65% through maturity in November 2004. This interest cap agreement expired when the related mortgage note was refinanced in June 2004.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

During the three and six months year ended June 30, 2004, the Company reclassified approximately $403 and $807, respectively, of accumulated other comprehensive income (loss) to interest expense. During both the three and six months ended June 30, 2003, the Company reclassified approximately $18 of accumulated other comprehensive income (loss) to interest expense. Over the next 12 months, the Company expects to reclassify $1,620 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

(6) Indebtedness

(a) Mortgage Notes Payable

The following is a summary of mortgage notes payable as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Mortgage notes payable; monthly payments of principal and interest on 64 mortgage notes payable with fixed rates ranging from 4.07% to 5.50% (effective rates ranging from 4.11% to 5.52%); maturing in 2010 to 2023	$74,971	$76,300
Mortgage notes payable; monthly payments of principal and interest on two mortgage notes payable with a fixed rate of 8.43% (effective rates ranging from 7.57% to 7.79%); maturing in 2007 and October 2010; excluding unamortized debt premium of $2,551 and $2,843	87,210	87,570
Mortgage notes payable; monthly payments of principal and interest on 35 mortgage notes payable with fixed rates ranging from 5.25% to 8.75% (effective rates ranging from 5.25% to 7.84%), ten mortgage notes payable with a rate of LIBOR plus 2.00% and one mortgage note payable with a rate of LIBOR plus 2.35% (effective rate of 5.82%); maturing in 2006 through 2024; excluding unamortized debt premium of $997 and $1,073	58,887	58,391
Mortgage note payable; monthly payments of principal and interest with a fixed rate of 5.06%; maturing 2015 (1)	43,000	—
Mortgage note payable; monthly interest payments with a rate of LIBOR plus 3.60%; maturing in 2004 (2)	—	39,800
Mezzanine mortgage note payable; monthly interest payments with a fixed rate of 12.50%; maturing in 2004	—	5,030
Mortgage note payable; annual payments of principal and interest with a fixed rate of 4.04% (effective rate of 4.15%); maturing in 2011	181,032	200,000
Mortgage note payable; monthly payments with a rate of LIBOR plus 2.60% through July 2004; monthly principal and interest payments thereafter with a fixed rate of 4.55%; maturing 2009	63,000	—
Mortgage note payable; monthly payments of principal and interest through September 2004 with a rate of LIBOR plus 1.25%; monthly payments of principal and interest thereafter with a fixed rate of 5.79%; maturing in 2023	517,518	—
Mortgage note payable; monthly interest payments through May 2005; monthly payments of principal and interest thereafter with a fixed rate of 5.47% (effective rate of 5.78%); maturing in 2013	397,986	440,000
Mortgage note payable; monthly payments of principal and interest with a fixed rate of 5.33%; maturing in 2022; excluding unamortized debt premium of $52 and $53	65,000	65,000
Mortgage notes payable; monthly payments of principal and interest on nine mortgage notes payable with a fixed rate of 5.81%; maturing in 2013	18,635	—
Mortgage notes payable; monthly payments of principal and interest on seven mortgage notes payable with a fixed rate of 5.73%; maturing in 2013	11,250	—
Mortgage notes payable; monthly payments of principal and interest on five mortgage notes payable with a fixed rate of 5.89%; maturing in 2012	7,000	—

Total mortgage notes payable	1,525,489	972,091
Unamortized debt premium	3,600	3,969
Mortgage note payables related to assets held for sale	(540)	(54,705)

	$1,528,549	$921,355

(1)	Represents refinancing of a $39,800 mortgage note payable and a $5,030 mezzanine mortgage note payable.
(2)	Refinanced on June 10, 2004.

The mortgage notes payable had a weighted average effective interest rate of 5.58% and 5.08% for the three months ended June 30, 2004 and 2003 and 5.43% and 5.26% for the six months ended June 30, 2004 and 2003, respectively. The fair value of our debt, excluding the credit facility, was $1,522,355 and $980,867 as of June 30, 2004 and December 31, 2003, respectively.

The mortgage notes payable contain various financial and non-financial covenants customarily found in mortgage notes of this type, as well as a requirement that certain individual properties maintain a debt service coverage ratio, as defined, of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. As of June 30, 2004 and December 31, 2003, the Company was in compliance with all such covenants.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(b) Credit facilities

The Company maintains a $300,000 credit facility. Advances under this facility are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility has a term of three years, expiring in August 2006, and bears interest at a rate of LIBOR plus either (i) with respect to conduit properties, 1.75%, or (ii) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being financed by the proceeds of the specific advance. The Company paid a fee of 1.25% of the total availability in connection with this facility.

On June 23, 2004, the Company received $29,500 from this facility, before related financing costs. This advance bears interest at LIBOR plus 1.75%, matures in December 2005 and is secured by 44 properties in the Company’s Pitney Bowes – Key Bank and Pitney Bowes – Bank of America portfolios.

(7) Shareholders’ Equity

On June 22, 2004, the Company declared and accrued a distribution to shareholders and Operating Partnership unitholders. The Company paid a dividend of $0.25 per common share, totaling $27,477 on July 15, 2004 to shareholders of record as of July 7, 2004. In addition, the Operating Partnership simultaneously paid a distribution of $0.25 per Operating Partnership unit, totaling $1,613.

On March 19, 2004, the Company declared a dividend of $0.25 per common share, totaling $27,412, which was paid on April 15, 2004 to shareholders of record as of March 31, 2004. In addition, the Operating Partnership simultaneously paid a distribution of $0.25 per Operating Partnership unit, totaling $1,665.

In May 2003, the Company’s board of trustees approved the 2003 Outperformance Plan (OPP). The OPP is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the OPP will consist of annual cash awards and a three year restricted share award. The Company measures and records compensation expense over the service period in accordance with the provisions of APB Opinion No. 25 and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” based upon an interim estimate of the reward. During the three and six months ended June 30, 2004, the Company reversed a net amount of $4,346 and $4,474, respectively, of compensation expense relating to the OPP, respectively, under variable plan accounting. The Company expensed $1,666 during both the three and six months ended June 30, 2003 relating to the OPP.

During the six months ended June 30, 2004, the Company issued 633,429 restricted common shares to employees, executive officers and members of our board of trustees.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(8) Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003		Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss from continuing operations	$(2,774)	$(2,774)	$(13,005)	$(13,005)	$(7,879)	$(7,879)	$(9,791)	$(9,791)
Add: Minority interest in Operating Partnership	—	(171)	—	(1,363)	—	(376)	—	(1,027)
Less: Dividends on unvested restricted share awards	512	512	—	—	1,049	1,049	—	—

Loss from continuing operations	$(3,286)	$(3,457)	$(13,005)	$(14,368)	$(8,928)	$(9,304)	$(9,791)	$(10,818)

Income (loss) from discontinued operations	$1,085	$1,085	$149	$149	$1,935	$1,935	$(192)	$(192)
Add: Minority interest in Operating Partnership	—	64	—	15	—	114	—	(20)

Income (loss) from discontinued operations	$1,085	$1,149	$149	$164	$1,935	$2,049	$(192)	$(212)

Weighted average number of common shares outstanding	107,658,324	107,658,324	42,994,794	42,994,794	107,155,535	107,155,535	42,643,353	42,643,353
Effect of share options and unvested restricted share awards	—	—	—	—	—	—	—	—
Weighted average number of Operating Partnership units outstanding	—	6,594,214	—	4,455,966	—	6,191,587	—	4,455,966

Total weighted average shares and units outstanding	107,658,324	114,252,538	42,994,794	47,450,760	107,155,535	113,347,122	42,643,353	47,099,319

Loss per share from continuing operations	$(0.03)	$(0.03)	$(0.30)	$(0.30)	$(0.08)	$(0.08)	($0.23)	$(0.23)

Income per share from discontinued operations	$0.01	$0.01	$0.00	$0.00	$0.02	$0.02	$0.00	$0.00

Diluted income (loss) per share assumes the conversion of all Operating Partnership units into an equivalent number of common shares. The following share options and unvested restricted shares, computed under the treasury stock method, were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Share options	643,522	466,042	808,227	453,971
Unvested restricted shares (1)	529,836	75,794	909,460	67,820

Total shares excluded from diluted loss per share	1,173,358	541,836	1,717,687	521,791

(1)	Includes shares that are contingently issuable under the OPP.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(9) Discontinued Operations and Assets Held for Sale

During the three and six months ended June 30, 2004, the Company sold 16 and 23 properties, in separate transactions for net sales proceeds of $57,843 and $63,246, respectively. The sales transactions resulted in a net gain of approximately $5,765 and $6,178, after minority interest of $339 and $363 for the three and six months ended June 30, 2004, respectively.

During the three and six months ended June 30, 2003, the Company sold two and five properties, in separate transactions for net sales proceeds of $829 and $2,090, respectively. The sales transactions resulted in a net gain of approximately $326 and $336 after minority interest of $34 and $35.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company had classified 14 and 18 properties as held for sale as of June 30, 2004 and December 31, 2003, respectively. The following table summarizes information for these properties:

	June 30, 2004	December 31, 2003
Assets held for sale:
Real estate investments, at cost:
Land	$2,518	$11,377
Buildings	11,316	56,545
Equipment and fixtures	2,021	9,094

Total real estate investments, at cost	15,855	77,016
Less accumulated depreciation	(765)	(1,283)

	15,090	75,733
Intangible assets, net	345	6,052
Other assets, net	136	217

Total assets held for sale	15,571	82,002

Liabilities related to assets held for sale:
Mortgage notes payable	540	54,705
Accrued expenses	209	757
Deferred revenue	64	292
Tenant security deposits	4	70

Total liabilities related to assets held for sale	817	55,824

Net assets held for sale	$14,754	$26,178

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

The following operating results of the properties held for sale as of June 30, 2004 and 2003 and the properties sold during the three and six months ended June 30, 2004 and 2003 are included in discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating results:
Revenues	$1,723	$343	$4,268	$677
Operating expenses	1,793	306	3,615	423
Impairment loss	1,639	82	1,645	541
Interest expense	102	—	102	—
Depreciation	34	151	288	296

Loss from operations before minority interest	(1,845)	(196)	(1,382)	(583)
Minority interest	102	19	76	55

Loss from operations, net	(1,743)	(177)	(1,306)	(528)

Yield maintenance fee	(3,110)	—	(3,110)	—
Minority interest	173	—	173	—

Yield maintenance fees, net	(2,937)	—	(2,937)	—

Gain on disposals, net of income taxes	6,104	360	6,541	371
Minority interest	(339)	(34)	(363)	(35)

Gain on disposals, net	5,765	326	6,178	336

Income (loss) from discontinued operations	$1,085	$149	$1,935	$(192)

Discontinued operations have not been segregated in the consolidated statements of cash flows.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(10) Transactions with Related Parties

Prior to September 30, 2004, the Company provided management and other services to entities affiliated with the Company’s President, Chief Executive Officer and Vice Chairman. No such services were provided by the Company to these affiliated entities for both the three and six months ended June 30, 2004. Total revenue received by the Company from these affiliated entities was approximately $34 and $72 for the three and six months ended June 30, 2003, respectively. Such amounts are included in other income in the accompanying consolidated statements of operations. The Company provides property and asset management services for four bank branches, all of which are owned by certain executive officers and other entities affiliated with them.

As of June 30, 2004 and December 31, 2003, accounts receivable included approximately $1 and $6, respectively, for amounts due from related parties. As of June 30, 2004 and December 31, 2003, accounts payable included approximately $2 and $14, respectively, for amounts due to related parties.

In addition, the Company leases space in two office buildings from real estate partnerships controlled by officers of the Company. Total rent payments under these office leases were approximately $37 and $28 for the three months ended June 30, 2004 and 2003, respectively, and $75 and $55 for the six months ended June 30, 2004 and 2003, respectively. One lease expires in July 2009 and has aggregate annual rent of $66 and the other lease has an aggregate annual rent of $84 and expires in 2008. Both leases are subject to annual rent increases of the greater of 3.0% or the Consumer Price Index. All of these amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

An officer of the Company owns a one-third interest in a leasing company that provided leasing services. Leasing commissions charged to expense related to these services were approximately $65 and $52 for the three months ended June 30, 2004 and 2003, respectively, and $131 and $128 for the six months ended June 30, 2004 and 2003, respectively.

A former member of the Company’s board of trustees is Head of Investment Banking at Friedman Billings Ramsey & Co., Inc. (FBR). FBR served as underwriter and placement agent in connection with the Company’s September 2002 private placement and served as co-lead manager of the Company’s June 2003 initial public offering of common shares. The Company and FBR entered into an Intellectual Property Contribution and Unit Purchase Agreement as of May 24, 2002 pursuant to which FBR contributed certain intellectual property and other in-kind capital in exchange for the issuance of 750,000 Operating Partnership units. FBR Investment Management, Inc., an affiliate of FBR, received investment advisory fees based on the month-end balance invested in the residential mortgage-backed securities investment account. Total fees paid for such services during the three and six months ended June 30, 2003 were $162 and $442, respectively. No such fees were paid during the three and six months ended June 30, 2004. Under the terms of an engagement letter, FBR provided customary investment banking and financial advisory services through June 30, 2004.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(11) Subsequent Events

The Company signed agreements to purchase three office buildings to be developed by Koll Development, LLC and net leased by a major money center bank. The three buildings, totaling approximately 531,000 square feet, will be located in Louisville, Kentucky, Greensboro, North Carolina and Boise, Idaho. All three properties are expected to be developed concurrently and to be completed in the fourth quarter of 2004. The purchase price for the three properties will be between $85,600 and $88,600, based upon construction requirements of the lessee, payable upon completion of construction and the commencement of the tenant’s occupancy. The Company will assume no development risk in the transactions, as the tenant has net leased the properties at a rental rate equal to 7.58% of the Company’s gross purchase price. The leases will be for an initial term of 15 years with two five-year renewal options. The tenant will have the option to terminate the leases after 12 years, upon payment of a termination fee equal to 12 months rent. The parent company of the tenant will guarantee the lessee’s obligations under the leases. The Company has negotiated $67,000 in 15-year secured financing on the properties and has locked in a fixed rate of 6.35%, assuming closing of the loan on November 1, 2004. This financing is scheduled to close concurrently with the Company’s acquisition of the properties.

The Company and Bank of America, N.A. entered into a letter of understanding regarding the Company’s purchase of a portfolio of 263 properties (179 bank branches and 84 office buildings), aggregating 7.5 million square feet, for aggregate consideration of approximately $547,000. The Company expects to complete a definitive agreement of sale regarding this portfolio and close the transaction during the third or early fourth quarter of 2004. The proposed transaction contemplates that Bank of America, N.A. will lease back from the Company approximately 63.0% of the space in the portfolio for a term of 15 or 20 years. Bank of America, N.A. is also expected to occupy an additional approximately 7.0% of the portfolio for up to 18 months. The lease may permit Bank of America, N.A. to reduce its leased premises by up to 400,000 square feet after the end of the second lease year upon payment of a termination fee equal to approximately five months rent and to reduce its leased premises by up to 2.0% after each of the fourth, ninth and fourteenth lease years without penalty. Such rights will be cumulative, such that if Bank of America, N.A. does not exercise its termination rights in the fourth or ninth years, it shall carry over any such unexercised rights into future years. Bank of America Corporation will guarantee the lessee’s obligations under the leases. An additional approximately 11.0% of the portfolio is currently leased to third party tenants, while the remaining approximately 19.0% of the portfolio will be acquired vacant. The letter of understanding provides for certain adjustments to the portfolio and Bank of America, N.A.’s occupancy within the portfolio prior to the execution of a definitive agreement of sale. The letter of understanding is non-binding and there can be no assurance that the transaction contemplated by the letter of understanding will be completed, or that the completed transaction will not differ from what is contemplated by the letter of understanding.

The Company entered into an agreement to acquire a portfolio of 150 properties, totaling approximately 8.2 million square feet, from Wachovia Bank, N.A. for an aggregate purchase price of approximately $546,000. The Company expects to complete the acquisition in the third or early fourth quarter of 2004. Upon completion of the transaction, Wachovia Bank, N.A. will lease approximately 5.0 million square feet, or 61.5%, of the portfolio for a 20-year term. In addition, Wachovia Bank, N.A. will lease 1.1 million square feet, or 13.0%, of the portfolio on a temporary basis for up to two years. The lease will permit Wachovia Bank, N.A. to reduce its leased premises by up to 5% after each of the fourth, ninth and fourteenth lease years without penalty. Such rights will be cumulative, such that if Wachovia Bank, N.A. does not exercise its termination rights in the fourth or ninth years, it shall carry over any such unexercised rights into future years. Wachovia Corporation has agreed to guarantee the lessee’s obligations under the leases. As of May 10, 2004, approximately 5.0% of the portfolio was leased to third party tenants, while the remaining approximately 20.5% of the portfolio was vacant. Within the entire portfolio, the Company intends to acquire 24 non-core properties, aggregating approximately 2.0 million square feet, and to immediately commence marketing these properties for sale. The Company has negotiated $300,000 in seven year secured financing on the portfolio and has locked in a fixed rate of 6.15% to 6.25%, assuming closing of the loan in September or October 2004. This financing is scheduled to close on or about the date that the Company acquires the portfolio.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

On July 1, 2004, the Company entered treasury lock agreements with an aggregate notional amount of $131,000. These derivatives were designated as a hedge of the variability of cash flows related to forecasted interest payments associated with the financing of a $133,900 mortgage note payable secured by the 373,500 square foot property in San Francisco that the Company acquired from Schwab in June 2004 (See Note 3). The cash flows from the hedge instrument completely offset the interest rate risk from the liability being hedged and, as a result, no ineffectiveness in the hedging relationship was deemed to exist. In July 2004, the Company incurred a loss of approximately $1,436 when the treasury lock agreements were terminated in connection with the completion of the related mortgage notes payable. This loss will be recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings over the term of the new debt instrument. The mortgage note payable is a 20-year loan at a variable interest rate for the first six months of LIBOR plus 1.25% and an effective interest rate of 6.06%, thereafter.

On July 9, 2004, the Company through a private offering completed the issuance of $300,000 of convertible senior notes and received proceeds of $291,000, net of financing costs. The Company also granted one of the initial purchasers an option to purchase up to an additional $85,000 of convertible senior notes. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%. The holders of the convertible senior notes are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which conversion price is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. Unless and until the conversion contingency described above or another conversion contingency is met, the common shares underlying the notes are not included in the calculation of fully diluted earnings per share. Should this contingency be met, fully diluted earnings per share would, depending on the relationship between the interest on the notes and earnings per common share, be expected to decrease as a result of the inclusion of the underlying shares in the fully diluted earnings per share calculation. Volatility in share price could cause this contingency to be met in one quarter and not in a subsequent quarter, thereby increasing the volatility of fully diluted earnings per share. In July 2004, the Emerging Issues Task Force of the FASB issued proposed guidance on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share.” This Issue would require the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share using the if-converted method, regardless of whether the contingency has been met. The FASB is seeking public comment on this proposed guidance and expects to publish the final Issue in September 2004. If adopted in its current form, the Company would be required to include all of the common shares underlying the notes in the calculation of diluted earnings per share, which would cause a reduction in diluted earnings per share. The indenture for the convertible senior notes provides the Company with the option to irrevocably waive the right to settle the conversion obligation for the principal amount of the notes in cash, shares or a combination of both, and to instead agree to settle the obligation in cash only. If this option were exercised, the Company believes it will substantially mitigate the effect of any change in accounting standards.

On July 23, 2004, the unitholder who received units in the Company’s Operating Partnership in connection with the Company’s acquisition of State Street Financial Center, partially exercised its put option and the Company redeemed 1,417,378 Operating Partnership units for approximately $25,453. Subsequent to this redemption, there are 557,621 Operating Partnership units outstanding that remain subject to the put option.

On July 29, 2004, the Company acquired 101 Independence Center, a 526,000 square foot, Class “A” office building in Charlotte, North Carolina. The Company acquired the property from Cousins Properties Incorporated for an aggregate purchase price of approximately $100,000, including the assumption of approximately $43,300 of outstanding indebtedness. The property is currently approximately 92.0% leased, with Bank of America, N.A. occupying approximately 68.0%, or 360,000 square feet, of the available space. In connection with the acquisition, Bank of America, N.A. agreed to extend its leases for 344,000 square feet at the property through 2021, subject to certain termination rights. In exchange for the lease extension, the Company paid Bank of America, N.A. a lease extension fee of approximately $5,700, which will be ratably amortized against rental income over the term of the lease agreement. The Company intends to prepay the assumed outstanding indebtedness and obtain another mortgage note payable on the property in August 2004.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion contingency provisions of our convertible senior notes; and

•	the additional risks relating to our business described in Part II Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Our approach is designed to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that our strategy gives us a competitive advantage over more traditional real estate companies in acquiring real estate owned by banks and other financial institutions. We also believe that our recent transactions with Bank of America, National Association (Bank of America, N.A.), Wachovia Bank, National Association (Wachovia Bank, N.A.) and State Street Corporation demonstrate our ability to cultivate mutually beneficial relationships with leading financial institutions.

As of June 30, 2004, our portfolio consisted of 362 bank branches and 218 office buildings, containing an aggregate of approximately 18.3 million rentable square feet. During the three months ended June 30, 2004, we acquired 12 properties and one leasehold interest, containing an aggregate of approximately 710,000 square feet, for an aggregate purchase price of approximately $145.3 million, excluding transaction costs. The largest of these acquisitions is 215 Freemont Street, a 373,500 square foot Class A office building in San Francisco that is 100% leased for 20 years by Charles Schwab & Co, Inc. (Schwab). Concurrently, in a separate transaction, we acquired Schwab’s leasehold interest in approximately 288,000 square feet of vacant space in a Class A office building, Harborside Financial Center, in Jersey City, New Jersey. During the three months ended June 30, 2004, we also disposed of 16 properties, containing an aggregate of approximately 661,000 square feet, for proceeds of approximately $63.2 million.

During the three months ended June 30, 2004, we completed three financings. In April 2004, we completed a five-year mortgage on our Bank of America Plaza property in St. Louis, Missouri for $63.0 million that bears interest at a fixed rate of 4.55%. In June 2004, we completed a ten year financing on our Three Beaver Valley Road property in Wilmington, Delaware for $43.0 million that bears interest is at a fixed rate of 5.06%. Also in June 2004, we borrowed $29.5 million under our $300.0 million credit facility. This advance bears interest at LIBOR plus 1.75% and matures in December 2005.

As summarized below, our key portfolio metrics, percent of contractual rent from financial institutions, “A” rated tenants and net leases and average remaining lease term, improved during the three months ended June 30, 2004. However, portfolio occupancy declined from 87.7% to 84.3%. The decline in occupancy principally reflects the return of approximately 413,000 square feet leased on a short term basis to Bank of America, N.A. and our acquisition of leasehold interests in 288,000 square feet of vacant space from Schwab. Additionally, on June 10, 2004, Bank of America, N.A. returned approximately 654,000 square feet of space in our Dana Commercial Credit portfolio. The return of this space was required under our lease with Bank of America, N.A., but did not reduce Bank of America N.A.’s annual rental obligation for the portfolio, which totals $40.4 million annually through 2010. The returned space includes approximately 402,000 and 252,000 square feet of leased and vacant space, respectively.

	June 30, 2004	March 31, 2004
Overall occupancy	84.3%	87.7%

% contractual rent from financial institutions	90.7%	90.4%

% contractual rent from “A” rated tenants (per Standard & Poor’s)	87.5%	87.1%

% contractual rent from net leases (1)	91.4%	90.4%

Average remaining lease term (years)	15.1	14.9

(1) Includes triple net and bond net leases, as well as other similar leases in which the Company’s exposure to operating expenses is capped at the amount that has been, or the Company expects, will be reached in the near future.

We intend to continue our strategy of acquiring high quality properties through a combination of sale leaseback transactions, specifically tailored transactions and through our formulated price contracts, and to finance our acquisitions with a combination of equity and debt. We expect to arrange long-term debt primarily on a secured, fixed rate basis. We currently have three pending portfolio acquisitions totaling approximately $1.2 billion, which in aggregate represent 414 properties containing approximately 16.2 million square feet. We intend to continue to grow our existing relationships and develop new relationships throughout the banking industry, which we expect will lead to further acquisition opportunities.

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

Adjusted funds from operations (AFFO) is a computation often made by REIT industry analysts and investors to measure a real estate company’s cash flow. We believe that AFFO is helpful to investors as a measure of our liquidity position, because along with cash flows generated from operating activities, this measure provides investors with an understanding of our ability to pay dividends. In addition, because this measure is commonly used in the REIT industry, our use of AFFO may assist investors in comparing our liquidity position with that of other REITs. We calculate AFFO by subtracting from or adding to FFO (i) normalized recurring expenditures that are capitalized by us and then amortized (e.g., leasing commissions and tenant improvement allowances), (ii) an adjustment to reverse the effects of straightlining of rents and (iii) the amortization or accrual of various deferred costs including financing costs and deferred compensation.

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

Set forth below is a reconciliation of our calculations of FFO and AFFO to net loss (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Funds from operations:
Net loss	$(1,689)	$(12,856)	$(5,944)	$(9,983)
Minority interest in Operating Partnership	(107)	(1,314)	(263)	(1,013)
Depreciation and amortization	25,408	8,857	45,706	14,756
Amortization of fair market rental adjustment, net	217	(172)	467	(265)

Funds from operations	$23,829	$(5,485)	$39,966	$3,495

Funds from operations per share (diluted)	$0.21	$(0.13)	$0.35	$0.07

Adjusted funds from operations:
Funds from operations	$23,829	$(5,485)	$39,966	$3,495
Straightline rental income, net	5,209	5,167	10,586	10,567
Straightline fee income, net	3,986	—	3,986	—
Tenant improvements and leasing commissions	(272)	(215)	(381)	(465)
Amortization of deferred costs	925	473	1,746	1,207
Severance and accelerated amortization of deferred compensation	—	—	1,857	—
Amortization of deferred compensation	2,358	299	4,612	474
Realized loss on sales of investments, net	—	10,243	—	9,154
Accrual for Outperformance Plan-contingent restricted share component	(4,263)	—	(4,474)	—

Adjusted funds from operations	$31,772	$10,482	$57,898	$24,432

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

Depreciation is computed using the straightline method over the estimated useful life of up to 40 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2004 and 2003

Net Loss

Net loss decreased approximately $11.2 million to a net loss of approximately $1.7 million for the three months ended June 30, 2004, from a net loss of approximately $12.9 million for the three months ended June 30, 2003. This decrease was primarily attributable to (i) a decrease in net loss on the sale of investments, consisting primarily of mortgage-backed securities, of approximately $10.1 million and (ii) a decrease in expense of approximately $6.0 million related to the cash and contingent restricted share components of our Outperformance Plan due to variable plan accounting. This was partially offset by an increase in general and administrative expenses of approximately $4.0 million related to compensation and other employee benefits, insurance premiums, professional fees, marketing and travel expenses.

Revenues

Rental income increased approximately $38.2 million, or 235.8%, to approximately $54.4 million for the three months ended June 30, 2004, from approximately $16.2 million for the three months ended June 30, 2003. The increase was primarily attributable to revenues related to the properties we acquired from Pitney Bowes-Bank of America, Bank of America, N.A., a subsidiary of General Electric, First States Wilmington, L.P. and Kingston Bedford.

Operating expense reimbursements increased approximately $14.1 million, or 564.0%, to approximately $16.6 million for the three months ended June 30, 2004, from approximately $2.5 million for the three months ended June 30, 2003. This increase was attributable primarily to operating expense reimbursements related to properties we acquired from Bank of America, N.A. and a subsidiary of General Electric.

The following table summarizes our rental income and operating expense reimbursements for the three months ended June 30, 2004 and 2003 by real estate portfolio (amounts are in thousands):

		Rental Income Three Months Ended June 30,		Operating Expense Reimbursements Three Months Ended June 30,
Portfolio Name	Date(s) of Acquisition	2004	2003	2004	2003
Formation Transactions	Sept. 2002	$6,359	$6,349	$1,718	$1,995
Formulated Price Contracts	Dec. 2002	464	521	7	80
Bank of America	Dec. 2002	1,170	1,147	523	465
Dana Commercial Credit	Jan. 2003	4,677	4,329	80	—
Pitney Bowes – Wachovia	March 2003	3,308	3,481	—	7
Finova Capital – BB&T	April 2003	574	478	—	—
Bank of America, N.A.	June 2003	15,975	—	12,498	—
Pitney Bowes – Key Bank	Sept. 2003	716	—	—	—
Pitney Bowes – Bank of America	Sept. 2003	1,653	—	—	—
First States Wilmington, L.P.	Sept. 2003	1,173	—	466	—
Cooperative Bank	Dec. 2003	24	—	—	—
General Electric (subsidiary)	Dec. 2003	2,213	—	1,381	—
Formulated Price Contracts	Various – 2003	480	164	22	14
Kingston Bedford – State Street	Feb. 2004	16,516	—	91	—
Potomac Realty – Bank of America	Feb. 2004	287	—	52	—
Formulated Price Contracts	Various – 2004	42	—	6	—
Charles Schwab & Co, Inc. – San Francisco, California	June 2004	206	—	14	—
Discontinued operations		(1,472)	(258)	(234)	(85)

Total		$54,365	$16,211	$16,624	$2,476

Expenses

Total expenses increased approximately $51.2 million, or 213.3%, to approximately $75.2 million for the three months ended June 30, 2004, from approximately $24.0 million for the three months ended June 30, 2003. This increase resulted primarily from additional property operating, interest and depreciation and amortization expenses related to the 385 properties we acquired during the period from April 1, 2003 through June 30, 2004 and higher general and administrative expenses related to compensation and other employee benefits, insurance premiums, professional fees, marketing and travel expenses. These increases were partially offset by a decrease in expense of approximately $6.0 million related to the cash and contingent restricted share components of our Outperformance Plan due to variable plan accounting.

Property operating expenses increased approximately $23.9 million, or 531.1%, to approximately $28.4 million for the three months ended June 30, 2004, from approximately $4.5 million for the three months ended June 30, 2003. This increase was due primarily to expenses associated with the properties we acquired from Bank of America, N.A., a subsidiary of General Electric and Kingston Bedford. Property operating expenses related to the Dana Commercial Credit and Pitney Bowes-Wachovia portfolios increased due to property impairment charges of approximately $1.0 million and $0.4 million, respectively, during the three months ended June 30, 2004. Additionally, in June 2004, Bank of America, N.A. returned approximately 654,000 square feet in the Dana Commercial Credit portfolio. Pursuant to the lease agreement, the operating expenses related to the returned space, will be paid on a triple net rather than a bond net basis. Bank of America, N.A. and various third party tenants currently continue to lease approximately 402,000 square feet of the returned space.

The following table summarizes property operating expenses for the three months ended June 30, 2004 and 2003 by real estate portfolio (amounts are in thousands):

		Property Operating Expense Three Months Ended June 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$4,191	$2,918
Formulated Price Contracts	Various – 2002	55	356
Bank of America	Dec. 2002	1,150	1,195
Dana Commercial Credit	Jan. 2003	1,505	56
Pitney Bowes – Wachovia	March 2003	538	48
Finova Capital – BB&T	April 2003	21	21
Bank of America, N.A.	June 2003	16,453	9
Pitney Bowes – Key Bank	Sept. 2003	14	—
Pitney Bowes – Bank of America	Sept. 2003	156	—
First States Wilmington, L.P.	Sept. 2003	236	—
Cooperative Bank	Dec. 2003	1	—
General Electric (subsidiary)	Dec. 2003	1,888	—
Formulated Price Contracts	Various – 2003	965	262
Kingston Bedford – State Street	Feb. 2004	4,229	—
Potomac Realty – Bank of America	Feb. 2004	113	—
Formulated Price Contracts	Various – 2004	80	—
Charles Schwab & Co, Inc. – Jersey City, New Jersey	June 2004	237	—
Discontinued operations		(3,432)	(388)

Total		$28,400	$4,477

General and administrative expenses increased approximately $4.0 million, or 111.1%, to approximately $7.6 million for the three months ended June 30, 2004, from approximately $3.6 million for the three months ended June 30, 2003. Of this increase, approximately $2.2 million is attributable to the amortization of restricted shares that were awarded to management and our board of trustees following our IPO and approximately $0.7 million relates to additional compensation and related benefits, resulting from the increased number of employees required to operate a public company and to manage a substantially increased number of properties. The increase in general and administrative expense is also attributable to an additional $0.4 million for professional fees, $0.4 million for trustees and officer’s insurance premiums and $0.2 million for marketing and travel related expenses.

Interest expense on mortgages and other debt increased approximately $12.4 million, or 221.4%, to approximately $18.0 million for the three months ended June 30, 2004, from approximately $5.6 million for the three months ended June 30, 2003. This increase is the result of borrowings used to finance the acquisition of properties from Pitney Bowes, Bank of America, N.A., First States Wilmington, L.P., a subsidiary of General Electric and Kingston Bedford. In April and May 2003, interest rates on mortgages encumbered by our Pitney Bowes-Wachovia and Dana Commercial Credit portfolios converted from variable to fixed rates, resulting in an increase to interest expense during the three months ended June 30, 2004.

The following table summarizes our interest expense on mortgages by real estate portfolio for the three months ended June 30, 2004 and 2003 (amounts are in thousands):

		Interest Expense Three Months Ended June 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$2,895	$2,847
Formulated Price Contracts	Various – 2002	63	—
Bank of America	Dec. 2002	98	7
Dana Commercial Credit	Jan. 2003	2,086	1,719
Pitney Bowes – Wachovia	March 2003	1,099	985
Bank of America, N.A.	June 2003	6,494	29
Pitney Bowes – Key Bank	Sept. 2003	102	—
Pitney Bowes – Bank of America	Sept. 2003	918	—
First States Wilmington, L.P.	Sept. 2003	847	—
General Electric (subsidiary)	Dec. 2003	288	—
Formulated Price Contracts	Various – 2003	81	6
Potomac Realty – Bank of America	Feb. 2004	15	—
Kingston Bedford – State Street	Feb. 2004	3,078	—
Discontinued operations		(102)	—

Total		$17,962	$5,593

Depreciation and amortization expense increased approximately $16.9 million, or 194.3%, to approximately $25.6 million for the three months ended June 30, 2004, from approximately $8.7 million for the three months ended June 30, 2003. This increase was primarily due to depreciation expense on properties acquired from Pitney Bowes, Bank of America, N.A., First States Wilmington, L.P. and Kingston Bedford and to amortization expense related to intangible assets recorded in connection with these property acquisitions.

The following table summarizes depreciation and amortization expense for real estate assets by portfolio for the three months ended June 30, 2004 and 2003 (amounts are in thousands):

		Depreciation and Amortization Expense Three Months Ended June 30,
Portfolio Name	Date(s) of Acquisitions	2004	2003
Formation Transactions	Sept. 2002	$2,552	$2,953
Formulated Price Contracts	Various – 2002	177	245
Bank of America	Dec. 2002	314	332
Dana Commercial Credit	Jan. 2003	3,347	3,711
Pitney Bowes – Wachovia	March 2003	1,342	1,234
Finova Capital – BB&T	April 2003	302	302
Bank of America, N.A.	June 2003	7,131	—
Pitney Bowes – Key Bank	Sept. 2003	359	—
Pitney Bowes – Bank of America	Sept. 2003	876	—
First States Wilmington, L.P.	Sept. 2003	899	—
Cooperative Bank	Dec. 2003	7	—
General Electric (subsidiary)	Dec. 2003	1,189	—
Formulated Price Contracts	Various – 2003	255	99
Kingston Bedford – State Street	Feb. 2004	6,675	—
Potomac Realty – Bank of America	Feb. 2004	123	—
Formulated Price Contracts	Various – 2004	46	—
Discontinued operations		(34)	(151)

Total		$25,560	$8,725

Net Interest Income on Residential Mortgage-Backed Securities, net of expenses. In the second quarter of 2003, net interest income from our residential mortgage-backed securities portfolio was approximately $0.6 million. We did not have any net interest income from residential mortgage-backed securities for the three months ended June 30, 2004 because on May 21, 2003, our board of trustees approved the sale of all remaining residential mortgage-backed securities in our portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance the portfolio and the termination of a related hedging agreement. These transactions were completed during the second quarter of 2003.

Loss on Investments. Loss on investments was approximately $0.2 million for the three months ended June 30, 2004 as compared to approximately $10.3 million for the three months ended June 30, 2003. This decrease was primarily due to a loss incurred on the sale of investments in our residential mortgage-backed security portfolio during the three months ended June 30, 2003. Our portfolio of residential mortgage-backed securities was sold in the second quarter of 2003.

Minority Interest. Minority interest decreased approximately $1.1 million to approximately $0.3 million for the three months ended June 30, 2004, from approximately $1.4 million for the three months ended June 30, 2003. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net loss from our 123 South Broad Street property to individuals who own an 11% limited partnership interest in the entity that owns that property.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $1.5 million to a loss of approximately $1.7 million, net of minority interest, for the three months ended June 30, 2004, from a loss of approximately $0.2 million, net of minority interest, for the three months ended June 30, 2003. This increase is primarily due to impairment charges on properties sold of approximately $1.6 million during the three months ended June 30, 2004, compared to approximately $0.1 million during the three months ended June 30, 2003.

Discontinued Operations—Yield Maintenance Fees. During the three months ended June 30, 2004, we sold two properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $2.9 million, net of minority interest. During the three months ended June 30, 2003, none of the properties sold were encumbered by debt.

Discontinued Operations—Net Gains. During the three months ended June 30, 2004 and 2003, we sold or terminated leasehold interests in 16 and two properties for a gain of approximately $5.8 million and $0.3 million, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of these non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability on such gains.

Comparison of the Six Months Ended June 30, 2004 and 2003

Net Loss

Net loss decreased approximately $4.1 million to approximately $5.9 million for the six months ended June 30, 2004, from approximately $10.0 million for the six months ended June 30, 2003. This decrease was primarily attributable to (i) a decrease in net loss on the sale of investments consisting primarily of mortgage-backed securities of approximately $8.8 million, (ii) a decrease in expense of approximately $6.1 million related to the cash and contingent restricted share components of our Outperformance Plan due to variable plan accounting, and (iii) approximately $4.4 million of income relating to the net impact of the acquisition of 504 properties during the period from January 1, 2003 through June 30, 2004, including the interest expense associated with the financing of certain acquisitions and income related to discontinued operations. This was partially offset by (i) an increase in general and administrative expenses of approximately $8.8 million related to compensation and other employee benefits, insurance premiums, professional fees, marketing and travel expenses, (ii) a decrease of approximately $4.7 million in net interest income from our residential mortgage-backed securities portfolio, and (iii) approximately $1.9 million relating to severance and accelerated amortization of deferred compensation as a result of the termination of employment of an executive officer.

Revenues

Rental income increased approximately $71.8 million, or 253.7%, to approximately $100.1 million for the six months ended June 30, 2004, from approximately $28.3 million for the six months ended June 30, 2003. The increase was primarily attributable to revenues related to the properties we acquired from Pitney Bowes, Bank of America, N.A., a subsidiary of General Electric, First States Wilmington, L.P. and Kingston Bedford.

Operating expense reimbursements increased approximately $28.8 million, or 600.0%, to approximately $33.6 million for the six months ended June 30, 2004, from approximately $4.8 million for the six months ended June 30, 2003. This increase was attributable primarily to operating expense reimbursements related to properties we acquired from Bank of America, N.A. and a subsidiary of General Electric.

The following table summarizes rental income and operating expense reimbursements for the six months ended June 30, 2004 and 2003 by real estate portfolio (amounts are in thousands):

		Rental Income Six Months Ended June 30,		Operating Expense Reimbursements Six Months Ended June 30,
Portfolio Name	Date(s) of Acquisition	2004	2003	2004	2003
Formation Transactions	Sept. 2002	$12,682	$13,141	$3,696	$3,893
Formulated Price Contracts	Various – 2002	885	1,033	44	176
Bank of America	Dec. 2002	2,334	2,273	1,047	896
Dana Commercial Credit	Jan. 2003	8,983	8,204	81	—
Pitney Bowes – Wachovia	March 2003	6,632	3,481	—	7
Finova Capital – BB&T	April 2003	1,148	478	—	—
Bank of America, N.A.	June 2003	33,198	—	25,318	—
Pitney Bowes – Key Bank	Sept. 2003	1,485	—	—	—
Pitney Bowes – Bank of America	Sept. 2003	3,267	—	—	—
First States Wilmington, L.P.	Sept. 2003	2,347	—	979	—
Cooperative Bank	Dec. 2003	48	—	1	—
General Electric (subsidiary)	Dec. 2003	4,443	—	2,966	—
Formulated Price Contracts	Various – 2003	923	201	93	22
Kingston Bedford – State Street	Feb. 2004	24,423	—	93	—
Potomac Realty – Bank of America	Feb. 2004	413	—	70	—
Formulated Price Contracts	Various – 2004	62	—	6	—
Charles Schwab & Co, Inc. – San Francisco, California	June 2004	206	—	14	—
Discontinued operations		(3,407)	(506)	(826)	(171)

Total		$100,072	$28,305	$33,582	$4,823

Expenses

Total expenses increased approximately $102.8 million, or 250.1%, to approximately $143.9 million for the six months ended June 30, 2004, from approximately $41.1 million for the six months ended June 30, 2003. This increase resulted primarily from additional property operating, general and administrative, interest, and depreciation and amortization expenses for the 504 properties we acquired during the period from January 1, 2003 through June 30, 2004. This increase is also attributable to higher general and administrative expenses related to compensation and other employee benefits, insurance premiums, professional fees and marketing and travel expenses and approximately $1.9 million relating to severance and accelerated amortization of deferred compensation as a result of the termination of employment of an executive officer. These increases were offset by a decrease in expense of approximately $6.1 million related to the cash and contingent restricted share components of our Outperformance Plan.

Property operating expenses increased approximately $43.8 million, or 527.7%, to approximately $52.1 million for the six months ended June 30, 2004, from approximately $8.3 million for the six months ended June 30, 2003. This increase was due primarily to expenses associated with the properties we acquired from Bank of America, N.A., a subsidiary of General Electric, Kingston Bedford and properties acquired under our formulated price contracts. Property operating expenses related to the Dana Commercial Credit and Pitney Bowes-Wachovia portfolios increased due to property impairment charges of approximately $1.0 million and $0.4 million, respectively, during the six months ended June 30, 2004. Additionally, in June 2004, Bank of America, N.A. returned approximately 654,000 square feet in the Dana Commercial Credit portfolio. Pursuant to the lease agreement, the operating expenses related to the returned space, will be paid on a triple net rather than a bond net basis. Bank of America, N.A. and various other third party tenants currently continue to lease approximately 402,000 square feet of the returned space.

The following table summarizes property operating expenses for the six months ended June 30, 2004 and 2003 by real estate portfolio (amounts are in thousands):

		Property Operating Expense Six Months Ended June 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$7,621	$6,542
Formulated Price Contracts	Various – 2002	153	534
Bank of America	Dec. 2002	2,167	1,713
Dana Commercial Credit	Jan. 2003	1,676	63
Pitney Bowes – Wachovia	March 2003	602	48
Finova Capital – BB&T	April 2003	46	21
Bank of America, N.A.	June 2003	32,559	9
Pitney Bowes – Key Bank	Sept. 2003	20	—
Pitney Bowes – Bank of America	Sept. 2003	218	—
First States Wilmington, L.P.	Sept. 2003	897	—
Cooperative Bank	Dec. 2003	1	—
General Electric (subsidiary)	Dec. 2003	3,509	—
Formulated Price Contracts	Various – 2003	1,642	294
Kingston Bedford – State Street	Feb. 2004	5,724	—
Potomac Realty – Bank of America	Feb. 2004	149	—
Formulated Price Contracts	Various – 2004	151	—
Charles Schwab & Co, Inc. – Jersey City, New Jersey	June 2004	237	—
Discontinued operations		(5,260)	(964)

Total		$52,112	$8,260

General and administrative expenses increased approximately $8.8 million, or 146.7%, to approximately $14.8 million for the six months ended June 30, 2004, from approximately $6.0 million for the six months ended June 30, 2003. Of this increase, approximately $4.3 million is attributable to the amortization of restricted shares that were awarded to management and our board of trustees following our IPO and approximately $2.2 million relates to additional compensation and related benefits, resulting from the increased number of employees required to operate a public company and to manage a substantially increased number of properties. The increase in general and administrative expense is also attributable to an additional $0.8 million for professional fees, $0.7 million for trustees and officer’s insurance premiums and $0.6 million of marketing and travel related expenses.

Interest expense on mortgages and other debt increased approximately $23.4 million, or 225.0%, to approximately $33.8 million for the six months ended June 30, 2004, from approximately $10.4 million for the six months ended June 30, 2003. This increase is the result of borrowings used to finance the acquisition of properties from Pitney Bowes, Bank of America, N.A., First States Wilmington, L.P. and Kingston Bedford. In April and May 2003, interest rates on mortgages encumbered by our Pitney Bowes-Wachovia and Dana Commercial Credit portfolios converted from variable to fixed rates, resulting in an increase to interest expense during the three months ended June 30, 2004.

The following table summarizes our interest expense on mortgages by real estate portfolio for the six months ended June 30, 2004 and 2003 (amounts are in thousands):

		Interest Expense Six Months Ended June 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$5,910	$5,590
Formulated Price Contracts	Various – 2002	88	—
Bank of America	Dec. 2002	152	7
Dana Commercial Credit	Jan. 2003	4,190	3,738
Pitney Bowes – Wachovia	March 2003	2,165	985
Bank of America, N.A.	June 2003	13,023	29
Pitney Bowes – Key Bank	Sept. 2003	102	—
Pitney Bowes – Bank of America	Sept. 2003	1,812	—
First States Wilmington, L.P.	Sept. 2003	1,481	—
General Electric (subsidiary)	Dec. 2003	288	—
Formulated Price Contracts	Various – 2003	137	6
Potomac Realty – Bank of America	Feb. 2004	15	—
Kingston Bedford – State Street	Feb. 2004	4,568	—
Discontinued operations		(102)	—

Total		$33,829	$10,355

Depreciation and amortization expense increased approximately $31.0 million, or 209.5%, to approximately $45.8 million for the six months ended June 30, 2004, from approximately $14.8 million for the six months ended June 30, 2003. This increase was primarily due to depreciation expense on properties acquired from Pitney Bowes, Bank of America, N.A., First States Wilmington, L.P. and Kingston Bedford and to amortization expense related to intangible assets recorded in connection with these property acquisitions.

The following table summarizes depreciation and amortization expense for real estate assets by portfolio for the six months ended June 30, 2004 and 2003 (amounts are in thousands):

		Depreciation and Amortization Expense Six Months Ended June 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$5,080	$5,558
Formulated Price Contracts	Various – 2002	354	479
Bank of America	Dec. 2002	668	656
Dana Commercial Credit	Jan. 2003	6,752	6,734
Pitney Bowes – Wachovia	March 2003	2,723	1,235
Finova Capital – BB&T	April 2003	604	302
Bank of America, N.A.	June 2003	13,616	—
Pitney Bowes – Key Bank	Sept. 2003	717	—
Pitney Bowes – Bank of America	Sept. 2003	1,792	—
First States Wilmington, L.P.	Sept. 2003	1,798	—
Cooperative Bank	Dec. 2003	15	—
General Electric (subsidiary)	Dec. 2003	2,379	—
Formulated Price Contracts	Various – 2003	445	135
Kingston Bedford – State Street	Feb. 2004	8,899	—
Potomac Realty – Bank of America	Feb. 2004	165	—
Formulated Price Contracts	Various – 2004	58	—
Discontinued operations		(288)	(296)

Total		$45,777	$14,803

Net Interest Income on Residential Mortgage-Backed Securities, net of expenses. During the six month ended June 30, 2003, net interest income from our residential mortgage-backed securities portfolio was approximately $4.7 million. We did not have any net interest income from residential mortgage-backed securities during the six months ended June 30, 2004 because on May 21, 2003, our board of trustees approved the sale of all remaining residential mortgage-backed securities in our portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance the portfolio and the termination of a related hedging agreement. These transactions were completed during the second quarter of 2003.

Loss on Investments. Loss on investments was approximately $0.4 million for the six months ended June 30, 2004 as compared to a loss of approximately $9.2 million for the six months ended June 30, 2003. This decrease was primarily due to a loss incurred on the sale of investments in our residential mortgage-backed security portfolio during the six months ended June 30, 2003. Our portfolio of residential mortgage-backed securities was sold in the second quarter of 2003.

Minority Interest. Minority interest decreased approximately $0.6 million to approximately $0.5 million for the six months ended June 30, 2004, from approximately $1.1 million for the six months ended June 30, 2003. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net loss from our 123 South Broad Street property to individuals who own an 11% limited partnership interest in the entity that owns that property.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $0.8 million to a loss of approximately $1.3 million, net of minority interest for the six months ended June 30, 2004, from a loss of approximately $0.5 million, net of minority interest for the six months ended June 30, 2003. This increase is primarily due to impairment charges on properties sold of approximately $1.6 million during the six months ended June 30, 2004, compared to approximately $0.5 million during the three months ended June 30, 2003. Excluding impairment charges, the properties included in discontinued operations generated approximately $0.3 million more in net income during the six months ended June 30, 2004 compared to the same period in 2003.

Discontinued Operations—Yield Maintenance Fees. During the six months ended June 30, 2004, we sold two properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $2.9 million. During the six months ended June 30, 2003, none of the properties sold were encumbered by debt.

Discontinued Operations—Net Gains. During the six months ended June 30, 2004 and 2003, we sold 23 and five properties for a gain of approximately $6.2 million and $0.3 million, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of these non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability on such gains.

Cash Flows for the Six Months Ended June 30, 2004

During the six months ended June 30, 2004, net cash provided by operating activities was approximately $42.3 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. In January 2004, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of a lease we assumed in the acquisition of a portfolio of 14 office buildings and two parking facilities from a wholly-owned subsidiary of Dana Commercial Credit Corporation.

Net cash used in investing activities was approximately $736.7 million. Investing activities consisted primarily of (i) payments for acquisitions, net of cash acquired, of approximately $828.3 million, principally for the acquisitions from Kingston Bedford and Schwab, (ii) approximately $2.9 million for payments related to capital expenditures and leasehold acquisition costs, and (iii) approximately $11.9 million related to an increase in restricted cash. These payments were partially offset by net sales of marketable securities of approximately $43.1 million and proceeds from sales of real-estate and non-real estate investments of approximately $63.3 million.

Net cash provided by financing activities was approximately $530.7 million. Financing activities consisted primarily of proceeds from mortgage notes payable and the credit facility of approximately $693.7 million, which were used principally to finance a portion of the purchase price of State Street Financial Center and proceeds from the exercise of stock options of approximately $7.0 million. These proceeds were partially offset by dividends and distributions of approximately $57.5 million and payments of mortgage notes payable and deferred financing costs of approximately $112.5 million.

Cash Flows for the Six Months Ended June 30, 2003

During the six month period ended June 30, 2003, net cash provided from operating activities was approximately $61.3 million. The level of cash flows provided by operating activities is affected by timing of receipts of rent and payment of operating and interest expenses. In January 2003, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of the lease we assumed in connection with the acquisition of a 14 office building portfolio from a wholly-owned subsidiary of Dana Commercial Credit Corporation.

Net cash provided by investing activities was approximately $199.1 million. Investing activities included (i) sales of residential mortgage-backed securities of approximately $940.0 million, (ii) receipt of principal on sales on residential mortgage-backed securities of approximately $162.9 million, and (iii) net sales of marketable investments of approximately $135.1 million. These proceeds were partially offset by (i) acquisitions of real estate investments, net of proceeds on sales of real estate investments of approximately $1,031.3 million, (ii) capital expenditures of approximately $0.7 million, and (iii) an increase in restricted cash of approximately $6.9 million.

Net cash provided by financing activities was approximately $73.2 million. Financing activities included (i) proceeds from share issuances of approximately $741.7 million, (ii) borrowings under bridge loans totaling approximately $400.0 million, and (iii) borrowings under mortgage notes payable of approximately $556.4 million. These proceeds were partially offset by (i) repayments of reverse repurchase agreements of approximately $1,053.5 million, (ii) the payment of dividends to common shareholders and distributions to Operating Partnership unitholders totaling approximately $22.1 million, (iii) repayments of mortgage notes and bridge notes payable of approximately $532.5 million, and (iv) the payment of financing costs of approximately $16.8 million.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

We had an aggregate of $71.4 million of cash and cash equivalents and short-term investments as of June 30, 2004. On July 9, 2004, through a private offering, we completed the issuance of $300.0 million of convertible senior notes and received proceeds of $291.0 million, net of financing costs. The Company also granted one of the initial purchasers an option to purchase up to an additional $85.0 million of convertible senior notes. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%. On July 21, 2004, we completed a $133.9 million mortgage financing secured by 215 Freemont Street in San Francisco, California. The new financing is a 20-year loan at an effective fixed interest rate of 6.06%. The financing includes a floating rate interest period for the first six months, during which time the loan will bear interest at LIBOR plus 1.25%. These funds will be used for future acquisitions and general working capital purposes.

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures associated with our properties, dividend and distribution payments and amortization of indebtedness. Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital, credit facilities and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for the next 12 months.

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

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with the acquisition of additional properties. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, the issuance of equity and equity-linked securities, mortgage indebtedness and sales of properties. In the future, we will be dependent on all such sources to meet our long-term liquidity requirements.

We have approximately $1.2 billion in pending acquisitions and also expect to continue to acquire properties in the next 12 months. We expect to fund the equity portion of such acquisitions with available cash and/or by raising additional equity capital. We intend to fund the remaining portion of the purchase price through borrowings, which we intend to arrange in accordance with our general borrowings policies.

Our properties are encumbered by mortgages aggregating approximately $1,555.0 million in outstanding principal, excluding unamortized premiums, as of June 30, 2004, with an average remaining term of 12.2 years and a weighted average interest rate (excluding unamortized debt premium and the effects of hedging activities) of 5.49%. The table below summarizes the properties financed and the principal payments required as of June 30, 2004 in the following calendar years (amounts in millions, except number of buildings):

Property	Number of Buildings	Principal Balance at June 30, 2004(1)	Interest Rate(1)	Principal Payments and Debt Maturity Schedule
				2004	2005	2006	2007	2008	2009	Thereafter
One Lincoln Street, Boston, MA (2)	1	$517.5	5.79%	$5.2	$10.9	$11.5	$12.2	$12.9	$13.7	$451.1
Bank of America Small/Large Office Portfolio (3)	150	398.0	5.47%	0.0	3.0	6.3	6.6	6.9	7.4	367.8
Dana Commercial Credit Portfolio	14	181.0	4.04%	0.0	19.7	20.5	21.4	22.2	23.1	74.1
Pitney Bowes-Bank of America Portfolio	73	65.0	5.33%	3.6	3.1	3.3	2.9	2.0	1.6	48.5
Bank of America Plaza, St. Louis, MO (4)	1	63.0	4.55%	0.7	2.0	2.1	2.2	2.3	53.7	0.0
123 S. Broad Street Unit 2, Philadelphia, PA	1	51.6	8.43%	0.2	0.5	0.5	50.4	0.0	0.0	0.0
Pitney Bowes-Wachovia Portfolio	41	48.4	4.07%	2.1	2.5	4.0	4.4	4.9	5.3	25.2
First States Wilmington, L.P., Wilmington, DE	1	43.0	5.06%	0.3	0.6	0.6	0.7	0.7	0.8	39.3
123 S. Broad Street Unit 1, Philadelphia, PA	1	35.6	8.43%	0.2	0.3	0.4	0.4	0.4	0.5	33.4
Credit Facility (5)	44	29.5	3.13%	0.0	29.5	0.0	0.0	0.0	0.0	0.0
Pitney Bowes-Wachovia Portfolio	23	26.5	5.50%	0.4	0.8	0.9	0.9	1.0	1.0	21.5
610 Old York Road, Jenkintown, PA	1	15.1	8.29%	0.1	0.1	0.2	0.2	0.2	0.2	14.1
177 Meeting Street, Charleston, SC	1	9.9	7.44%	0.1	0.2	0.2	0.2	0.2	0.2	8.8
50 W. Market Street, West Chester, PA	1	3.6	6.75%	0.0	0.1	0.1	3.4	0.0	0.0	0.0
4 Pope Avenue, Hilton Head, SC	1	3.4	5.89%	0.1	0.1	0.1	0.1	0.1	0.2	2.7
200 Reid Street, Palatka, FL	1	3.4	5.81%	0.0	0.1	0.1	0.1	0.1	0.1	2.9
Debt between $1.0 million and $3.0 million (6)	26	39.0	5.87%	0.5	1.1	1.1	2.3	1.2	1.3	31.5
Debt less than $1.0 million (7)	35	21.5	5.40%	0.3	0.7	1.4	0.7	1.5	2.2	14.7

Total	416	$1,555.0	5.49%	$13.8	$75.3	$53.3	$109.1	$56.6	$111.3	$1,135.6

(1)	Excludes unamortized debt premium and hedging activity and the related effects on the interest rate.
(2)	Variable rate loan at LIBOR plus 1.25%, reverts to a fixed rate of 5.79% in September 2004.
(3)	Includes debt related to assets held for sale.
(4)	Variable rate loan at LIBOR plus 1.50%, reverted to a fixed rate of 4.546% in July 2004.
(5)	Variable rate debt at LIBOR plus 1.75%.
(6)	Includes two variable rate loans of $2.5 million, which bears interest at LIBOR plus 2.35%.
(7)	Includes nine variable rate loans of $5.4 million, which bear interest at the One-Month Constant Maturity Treasury plus 2.00%.

The mortgage notes payable contain various financial and non-financial covenants customarily found in mortgage notes, as well as a requirement that certain properties maintain a debt service coverage ratio of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12 month period. As of June 30, 2004 and December 31, 2003 we were in compliance with all of these covenants.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of June 30, 2004 (amounts in thousands):

	Less Than One Year	Two to Three Years	Four to Five Years	After Five Years	Total (1)
Mortgage notes payable—fixed-rate	$31,108	$83,206	$134,295	$688,484	$937,093
Mortgage notes payable—variable-rate	12,724	57,498	31,172	516,502	617,896
Operating leases	14,016	27,730	26,732	136,387	204,865
Purchase obligations (2)	746,000	—	—	—	746,000

	$803,848	$168,434	$192,199	$1,341,373	$2,505,854

(1)	Excludes unamortized debt premium.
(2)	Excludes non-binding letter of understanding related to our proposed transaction with Bank of America, N.A. for approximately $547.0 million.

As of June 30, 2004, we have provided Schwab with an irrevocable, standby letter of credit for $4.0 million, as security for our obligation under the sublease management, subtenant and standby subtenant agreements. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee payment by Schwab and then decrease over the term of our obligations through October 2017.

We generally intend to refinance the remaining principal balance of our mortgage notes payable as they become due or repay them if they relate to properties being sold.

Cash Distribution Policy

We elected to be taxed as a REIT under the Internal Revenue Code (IRC) commencing as of our taxable year ended December 31, 2002. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our ordinary taxable income to our shareholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute (in accordance with the IRC and applicable regulations) to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the IRC and applicable regulations thereunder).

It is our intention to pay to our shareholders, within the time periods prescribed by the IRC, all or substantially all of our annual taxable income, including gains from the sale of real estate and recognized gains on the sale of securities. We intend to continue our policy of making sufficient cash distributions to shareholders in order for us to maintain our REIT status under the IRC and to avoid corporate income and excise tax on undistributed income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short- and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our credit facilities bear interest at variable rates. Our long-term debt, which consists of secured financings, typically bears interest at fixed rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of June 30, 2004, our debt included fixed-rate mortgages with a carrying value of approximately $937.1 million and a fair value of approximately $934.0 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $53.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $58.3 million.

As of June 30, 2004, our debt included variable-rate mortgage notes payable with a carrying value of $617.9 million, including $580.5 million of variable rate debt that will revert to a fixed rate basis on various dates in 2004. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $1.4 million annually, adjusting for the effect of our variable-rate debt which reverts to a fixed-rate basis.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2004, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

STATE STREET CORPORATION

HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS

As of June 30, 2004 and December 31, 2003

Bank of America Corporation is the guarantor of the long-term lease agreements that its subsidiary, Bank of America, N.A., has with us relating to 16 properties acquired from a wholly owned subsidiary of Dana Commercial Credit Corporation and 158 properties acquired from Bank of America, N.A. State Street Corporation is the guarantor of the long-term lease agreement that its subsidiary SSB Realty LLC, has with us relating to State Street Financial Center. The financial information of Bank of America Corporation and State Street Corporation has been included herein because of the significant credit concentration we have with these guarantors.

Financial information as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 has been derived from the unaudited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Current Reports on Form 8-K.

Financial information as of December 31, 2003 and for the years ended December 31, 2003, 2002, and 2001 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Annual Reports on Form 10-K for the year ended December 31, 2003.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in millions)	June 30, 2004	December 31 2003
Assets
Cash and cash equivalents	$31,789	$27,084
Time deposits placed and other short-term investments	10,418	8,051
Federal funds sold and securities purchased under agreements to resell	81,437	76,492
Trading account assets	85,972	68,547
Derivative assets	32,241	36,507
Debt securities:
Available-for-sale	166,175	66,382
Held-to-maturity, at cost	478	247

Total debt securities	166,653	66,629

Loans and leases	498,481	371,463
Allowance for loan and lease losses	(8,767)	(6,163)

Loans and leases, net of allowance	489,714	365,300

Premises and equipment, net	7,797	6,036
Mortgage banking assets	3,005	2,762
Goodwill	44,672	11,455
Core deposit intangibles and other intangibles	3,922	908
Other assets	79,582	66,674

Total assets	$1,037,202	$736,445

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$154,061	$118,495
Interest-bearing	369,446	262,032
Deposits in foreign offices:
Noninterest-bearing	5,499	3,035
Interest-bearing	46,407	30,551

Total deposits	575,413	414,113

Federal funds purchased and securities sold under agreements to repurchase	119,264	78,046
Trading account liabilities	29,689	26,844
Derivative liabilities	20,519	24,526
Commercial paper and other short-term borrowings	69,495	42,478
Accrued expenses and other liabilities (includes $486 and $416 of reserve for unfunded lending commitments)	28,682	27,115
Long-term debt	98,319	75,343

Total liabilities	941,381	688,465

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—2,292,013 and 1,269,600 shares	322	54
Common stock, $0.01 par value; authorized—7,500,000,000 and 5,000,000,000 shares; issued and outstanding—2,031,328,433 and 1,441,143,786 shares	45,654	14
Retained earnings	54,045	50,213
Accumulated other comprehensive income (loss)	(3,862)	(2,148)
Other	(338)	(153)

Total shareholder’s equity	95,821	47,980

Total liabilities and shareholders’ equity	$1,037,202	$736,445

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share information)	2004	2003	2004	2003
Interest income
Interest and fees on loans and leases	$7,237	$5,412	$12,786	$10,760
Interest on debt securities	1,907	988	3,119	1,742
Federal funds sold and securities purchased under agreements to resell	413	193	847	387
Trading account assets	1,011	1,007	2,020	2,049
Other interest income	440	395	808	782

Total interest income	11,008	7,995	19,580	15,720

Interest expense
Deposits	1,529	1,269	2,735	2,452
Short-term borrowings	1,037	514	1,777	967
Trading account liabilities	298	316	632	624
Long-term debt	563	531	1,054	1,103

Total interest expense	3,427	2,630	6,198	5,146

Net interest income	7,581	5,365	13,382	10,574

Noninterest income
Service charges	1,783	1,370	3,199	2,724
Investment and brokerage services	972	610	1,594	1,158
Mortgage banking income	299	559	508	964
Investment banking income	547	488	951	866
Equity investment gains (losses)	84	43	217	(25)
Card income	1,156	762	1,951	1,443
Trading account profits	413	93	416	207
Other income	186	337	321	618

Total noninterest income	5,440	4,262	9,157	7,955

Total revenue	13,021	9,627	22,539	18,529
Provision for credit losses	789	772	1,413	1,605
Gains on sales of debt securities	795	296	1,290	569

Noninterest expense
Personnel	3,639	2,695	6,401	5,154
Occupancy	621	498	1,109	970
Equipment	318	253	579	537
Marketing	367	238	648	468
Professional fees	180	281	327	406
Amortization of intangibles	201	54	255	108
Data processing	330	262	614	528
Telecommunications	183	137	334	261
Other general operating	1,237	647	2,226	1,358
Merger and restructuring charges	125	—	125	—

Total noninterest expense	7,201	5,065	12,618	9,790

Income before income taxes	5,826	4,086	9,798	7,703
Income tax expense	1,977	1,348	3,268	2,541

Net income	$3,849	$2,738	$6,530	$5,162

Net income available to common shareholders	$3,844	$2,737	$6,524	$5,160

Per common share information:
Earnings	$1.89	$1.83	$3.76	$3.45

Diluted earnings	$1.86	$1.80	$3.70	$3.39

Dividends paid	$0.80	$0.64	$1.60	$1.28

Average common shares issued and outstanding (in thousands)	2,031,192	1,494,094	1,735,758	1,496,827

Average diluted common shares issued and outstanding (in thousands)	2,065,645	1,523,306	1,765,519	1,524,715

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31
(Dollars in millions, except per share information)	2003	2002	2001
Interest income
Interest and fees on loans and leases	$21,668	$22,030	$27,279
Interest on debt securities	3,160	4,035	3,706
Federal funds sold and securities purchased under agreements to resell	1, 373	870	1,414
Trading account assets	3,935	3,811	3,623
Other interest income	1,507	1,415	2,271

Total interest income	31,643	32,161	38,293

Interest expense
Deposits	4,908	5,434	8,886
Short-term borrowings	1,951	2,089	4,167
Trading account liabilities	1,286	1,260	1,155
Long-term debt	2,034	2,455	3,795

Total interest expense	10,179	11,238	18,003

Net interest income	21,464	20,923	20,290

Noninterest income
Consumer service charges	3,230	2,986	2,865
Corporate service charges	2,388	2,290	2,078

Total service charges	5,618	5,276	4,943

Consumer investment and brokage services	1,559	1,544	1,546
Corporate investment and brokerage services	792	693	566

Total investment and brokeage services	2,351	2,237	2,112

Mortgage banking income	1,922	761	597
Investment banking income	1,736	1,545	1,579
Equity investment gains (lossess)	215	(280)	291
Card income	3,052	2,620	2,422
Trading account profits	409	778	1,842
Other income(1)	1,119	634	562

Total noninterest income	16,422	13,571	14,348

Total revenue	37,886	34,494	34,638
Provision for credit losses	2,839	3,697	4,287
Gains on sales of debt securities	941	630	475

Noninterest expense
Personnel	10,446	9.682	9,829
Occupancy	2,006	1,780	1,774
Equipment	1,052	1,124	1,115
Marketing	985	753	682
Professional fees	844	525	564
Amortization of intangibles	217	218	878
Data processing	1,104	1,017	776
Telecommunications	571	481	484
Other general operating	2,902	2,856	3,302
Business exit costs	—	—	1,305

Total noninterest expense	20,127	18,436	20,709

Income before income taxes	15,861	12,991	10,117
Income tax expense	5,051	3,742	3,325

Net income	$10,810	$9,249	$6,792

Net income available to common shareholders	$10,806	$9,244	$6,787

Per common share information:
Earnings	$7.27	$6.08	$4.26

Diluted earnings	$7.13	$5.91	$4.18

Dividends paid	$2.88	$2.44	$2.28

Average common shares issued and outstanding (in thousands)	1,486,703	1,520,042	1,594,957

Average diluted common shares issued and outstanding (in thousands)	1,515,178	1,565,467	1,625,654

(1)	Other income includes whole mortgage loan sale gains totaling $772, $500 and $27 for the years ended December 31, 2003, 2002 and 2001, respectively.

STATE STREET CORPORATION

Consolidated Statement of Condition

(Dollars in millions)	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$3,587	$3,376
Interest-bearing deposits with banks	28,920	21,738
Securities purchased under resale agreements	10,228	9,447
Federal funds sold	2,050	104
Trading account assets	448	405
Investment securities	36,011	38,215
Loans (less allowance of $36, $61 and $61)	5,433	4,960
Premises and equipment	1,370	1,212
Accrued income receivable	1,140	1,015
Goodwill	1,396	1,326
Other intangible assets	542	525
Other assets	2,974	5,211

Total Assets	$94,099	$87,534

Liabilities

Deposits:
Noninterest-bearing	$10,223	$7,893
Interest-bearing — U.S.	4,594	5,062
Interest-bearing — Non-U.S.	40,530	34,561

Total Deposits	55,347	47,516
Securities sold under repurchase agreements	22,458	22,806
Federal funds purchased	1,203	1,019
Other short-term borrowings	1,428	1,437
Accrued taxes and other expenses	2,334	2,424
Other liabilities	3,072	4,363
Long-term debt	2,347	2,222

Total Liabilities	88,189	81,787

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none Common stock, $1 par: authorized 500,000,000; issued 337,126,000, 337,132,000 and 337,135,000	337	337
Surplus	304	329
Retained earnings	5,340	5,007
Accumulated other comprehensive (loss) income	(5)	192
Treasury stock at cost (1,548,000, 2,658,000 and 4,268,000 shares)	(66)	(118)

Total Stockholders’ Equity	5,910	5,747

Total Liabilities and Stockholders’ Equity	$94,099	$87,534

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Reported Results Quarter ended June 30,		Reported Results Six months ended June 30,
(Dollars in millions, except per share data)	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$570	$482	$1,125	$920
Management fees	153	130	300	255
Global securities lending	89	76	153	131
Foreign exchange trading	116	103	234	175
Brokerage fees	36	27	81	57
Processing fees and other	81	63	165	133

Total Fee Revenue	1,045	881	2,058	1,671

Net Interest Revenue:
Interest revenue	408	401	792	798
Interest expense	182	208	363	401

Net interest revenue	226	193	429	397
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	226	193	429	397
Gains on the sales of available-for-sale investment securities, net	16	8	19	34

Total Revenue	1,287	1,082	2,506	2,102

Operating Expenses:
Salaries and employee benefits	510	444	972	887
Information systems and communications	130	140	269	270
Transaction processing services	103	79	199	151
Occupancy	84	76	174	147
Merger and integration costs	16	18	34	55
Restructuring costs	—	292	—	292
Other	110	90	213	171

Total operating expenses	953	1,139	1,861	1,973

Income before income taxes	334	(57)	645	129
Income taxes	114	(34)	208	56

Net Income	$220	$(23)	$437	$73

Earnings Per Share:
Basic	$.66	$(.07)	$1.31	$.22
Diluted	.65	(.07)	1.28	.22

Average Shares Outstanding (in thousands):
Basic	334,930	331,325	334,782	330,452
Diluted	340,647	333,971	341,232	333,039

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,
	2003	2002	2001
	(Dollars in millions, except per share data)
FEE REVENUE:
Servicing fees	$1,950	$1,531	$1,433
Management fees	533	485	459
Global securities lending	245	226	272
Foreign exchange trading	391	300	368
Brokerage fees	122	124	89
Processing fees and other	315	184	148

Total fee revenue	3,556	2,850	2,769

NET INTEREST REVENUE:
Interest revenue	1,539	1,974	2,855
Interest expense	729	995	1,830

Net interest revenue	810	979	1,025
Provision for loan losses	—	4	10

Net interest revenue after provision for loan losses	810	975	1,015
Gains on the sales of available-for-sale investment securities, net	23	76	43
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	285	—	—
Gains on the sale of the Corporate Trust business, net of exit and other associated costs	60	495	—

Total revenue	4,734	4,396	3,827

OPERATING EXPENSES:
Salaries and employee benefits	1,731	1,654	1,663
Information systems and communications	551	373	365
Transaction processing services	314	246	247
Occupancy	300	246	229
Merger, integration and divestiture costs	110	—	—
Restructuring costs	296	20	—
Other	320	302	393

Total operating expenses	3,622	2,841	2,897

Income before income taxes	1,112	1,555	930
Income tax expense	390	540	302

Net income	$722	$1,015	$628

EARNINGS PER SHARE:
Basic	$2.18	$3.14	$1.94
Diluted	2.15	3.10	1.90
AVERAGE SHARES OUTSTANDING (IN THOUSANDS):
Basic	331,692	323,520	325,030
Diluted	335,326	327,477	330,492

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on June 9, 2004. The number of votes represented at the annual meeting, in person or by proxy, was 103,520,824. At the meeting, our shareholders voted on the election of trustees.

Election of Trustees. The results of the vote on the election of nine trustees are set forth as follows, opposite their respective names:

Name	For	Withheld
Glenn Blumenthal	103,308,424	212,400
John M. Eggemeyer III	103,308,424	212,400
Raymond Garea	103,166,324	354,500
Michael J. Hagan	103,200,649	320,175
John P. Hollihan III	103,166,324	354,500
William M. Kahane	102,971,480	549,344
Richard A. Kraemer	102,686,624	834,200
Lewis S. Ranieri	103,135,224	385,600
Nicholas S. Schorsch	103,308,424	212,400

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

			Incorporated by Reference			Filed
Exhibit Number		Exhibit Description	Form	Filing Date	Exhibit	Herewith
10.1†		Employment Agreement, dated January 1, 2004, by and between Robert J. Delany and First States Group, L.P.				X

31.1		Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2		Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

32.2	*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†	Compensatory plan or arrangement

(b) Reports on Form 8-K

Date Filed or Furnished	Item(s)	Description

4/15/04	7	In April 2004, we filed a Form 8-K/A including certain financial information related to our acquisition of State Street Financial Center.

4/20/04	9	In April 2004, we filed a Form 8-K announcing that that we entered into an agreement to acquire three properties to be developed by Koll Development, LLC.

5/6/04	12	In May 2004, we filed a Form 8-K furnishing our earnings press release for the first quarter of 2004.

5/6/04	9	In May 2004, we filed a Form 8-K announcing we entered into a letter of intent with Charles Schwab & Co., Inc. to purchase an office building in San Francisco and sublease an office building in Jersey City, New Jersey.

5/10/04	9	In May 2004, we filed a Form 8-K announcing we entered into a letter of understanding to purchase a portfolio of properties from Bank of America, National Association.

5/11/04	9	In May 2004, we filed a Form 8-K announcing we entered into an agreement to purchase a portfolio of properties from a major national bank, later identified as Wachovia Bank, National Association.

6/25/04	5, 7	In June 2004, we filed a Form 8-K announcing our plan to issue $300 million in 4.375% convertible senior notes.

6/28/04	9	In June 2004, we filed a Form 8-K announcing the closing of our acquisition from Charles Schwab & Co., Inc. of an office building in San Francisco and sublease of an office building in Jersey City, New Jersey.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: August 5, 2004	/S/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch Vice Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/S/ JAMES T. RATNER
James T. Ratner Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Employment Agreement, dated January 1, 2004, by and between Robert J. Delany and First States Group, L.P.

31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended