Form 10-Q
period 2004-09-30
AMERICAN FINANCIAL REALTY TRUST
filed 2004-11-09
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

On November 8, 2004, 110,908,411 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(Unaudited in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
Assets:
Real estate investments, at cost:
Land	$375,107	$225,287
Building and improvements	2,036,832	1,228,254
Equipment and fixtures	320,265	196,142
Leasehold interests	5,040	5,040

Total real estate investments, at cost	2,737,244	1,654,723
Less accumulated depreciation	(119,453)	(57,727)

Total real estate investments, net	2,617,791	1,596,996
Cash and cash equivalents	163,696	211,158
Restricted cash	82,454	28,330
Marketable investments and accrued interest	24,786	67,561
Accounts and other receivables	14,398	9,121
Accrued rental income	10,945	6,304
Prepaid expenses and other assets	55,049	5,186
Non-real estate assets, net of accumulated depreciation of $536 and $288	2,256	1,304
Note receivable	350	358
Assets held for sale	44,029	82,002
Intangible assets, net of accumulated amortization of $17,517 and $5,330	467,330	115,084
Deferred costs, net of accumulated amortization of $5,788 and $2,926	54,668	18,935

Total assets	$3,537,752	$2,142,339

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$1,987,898	$921,355
Credit facilities	97,072	—
Convertible notes	300,000	—
Accounts payable	858	2,079
Accrued expenses and other liabilities	52,095	35,671
Dividends and distributions payable	29,805	28,295
Value of assumed lease obligations, net of accumulated amortization of $2,680 and $1,463	50,842	49,485
Deferred revenue	87,106	33,569
Leasehold interests, net of accumulated amortization of $166 and $0	615	1,277
Tenant security deposits	909	818
Liabilities related to assets held for sale	1,398	55,824

Total liabilities	2,608,598	1,128,373

Minority interest	27,147	36,365
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 110,904,711 and 108,096,217 issued and outstanding at September 30, 2004 and December 31, 2003	110	108
Capital contributed in excess of par	1,129,489	1,102,561
Deferred compensation	(18,774)	(16,291)
Accumulated deficit	(194,174)	(94,557)
Accumulated other comprehensive loss	(14,644)	(14,220)

Total shareholders’ equity	902,007	977,601

Total liabilities and shareholders’ equity	$3,537,752	$2,142,339

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental income	$60,278	$31,226	$159,688	$58,766
Operating expense reimbursements	20,551	12,209	53,943	16,901
Interest and other income, net	910	1,380	3,209	3,086

Total revenues	81,739	44,815	216,840	78,753

Expenses:
Property operating expenses	34,153	18,504	85,714	26,489
General and administrative	8,162	6,261	22,948	12,287
Outperformance plan—cash component	—	(776)	—	766
Outperformance plan—contingent restricted share component	(764)	(124)	(5,238)	—
Severance and related accelerated amortization of deferred compensation	—	—	1,857	—
Interest expense on mortgages and other debt	24,151	9,391	57,971	19,720
Depreciation and amortization	27,421	14,074	72,910	28,616

Total expenses	93,123	47,330	236,162	87,878

Loss before net interest income on residential mortgage-backed securities, net loss on investments, minority interest and discontinued operations	(11,384)	(2,515)	(19,322)	(9,125)

Interest income from residential mortgage-backed securities, net of expenses	—	—	—	9,016
Interest expense on reverse repurchase agreements	—	—	—	(4,355)

Net interest income on residential mortgage-backed securities	—	—	—	4,661

Net loss on investments	(8)	—	(410)	(9,241)

Loss from continuing operations before minority interest	(11,392)	(2,515)	(19,732)	(13,705)
Minority interest	477	156	930	1,246

Loss from continuing operations	(10,915)	(2,359)	(18,802)	(12,459)

Discontinued operations:
Loss from operations before yield maintenance fees, net of minority interest of $33, $23, $79 and $34 for the three and nine months ended September 30, 2004 and 2003, respectively	(985)	(500)	(2,362)	(737)
Yield maintenance fees, net of minority interest of $2, $0, $103 and $0 for the three and nine months ended September 30, 2004 and 2003, respectively	(51)	—	(3,060)	—
Net gains on disposals, net of minority interest of $67, $162, $280 and $179 for the three and nine months ended September 30, 2004 and 2003, respectively	1,996	3,557	8,324	3,911

Income from discontinued operations	960	3,057	2,902	3,174

Net income (loss)	$(9,955)	$698	$(15,900)	$(9,285)

Basic income (loss) per share:
From continuing operations	$(0.10)	$(0.03)	$(0.19)	$(0.20)
From discontinued operations	0.01	0.03	0.03	0.05

Total basic loss per share	$(0.09)	$—	$(0.16)	$(0.15)

Diluted income (loss) per share:
From continuing operations	$(0.10)	$(0.03)	$(0.19)	$(0.20)
From discontinued operations	0.01	0.03	0.03	0.05

Total diluted loss per share	$(0.09)	$—	$(0.16)	$(0.15)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,900)	$(9,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	62,777	27,181
Minority interest	(832)	(1,100)
Amortization of leasehold interests and intangible assets	10,800	3,185
Amortization of acquired leases to rental income	823	(143)
Amortization of deferred financing costs	2,810	1,489
Amortization of deferred compensation	8,039	1,715
Non-cash component of Outperformance Plan	(5,238)	—
Non-cash compensation charge	226	683
Impairment charges	2,408	1,061
Net gain on sales of properties	(8,604)	(5,055)
Net loss on investments	410	9,241
Premium amortization on residential mortgage-backed securities	—	4,464
Leasing costs	(15,770)	(322)
Payment for lease terminations and assumptions	2,897	—
Decrease (increase) in operating assets:
Accounts and other receivables	(5,535)	(6,157)
Accrued rental income	(5,011)	(1,868)
Prepaid expenses and other assets	(49,930)	(8,435)
Accrued interest income	20	7,557
Increase (decrease) in operating liabilities:
Accounts payable	(1,209)	1,026
Accrued expenses and other liabilities	15,922	21,495
Deferred revenue and tenant security deposits	50,094	30,335

Net cash provided by operating activities	49,197	77,067

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(1,395,833)	(1,180,679)
Capital expenditures and leasehold acquisition costs	(4,884)	(2,039)
Proceeds from sales of real estate and non-real estate investments	87,457	19,423
Increase in restricted cash	(54,200)	(12,219)
Sales of residential mortgage-backed securities	—	939,594
Receipt of principal payments on residential mortgage-backed securities	—	172,622
Sales of marketable investments, net	48,889	137,148
Purchases of marketable investments	(6,511)	(77,445)

Net cash used in investing activities	(1,325,082)	(3,595)

Cash flows from financing activities:
Repayments of reverse repurchase agreements	—	(1,053,529)
Repayments of mortgage and bridge notes payable	(116,675)	(814,816)
Proceeds from mortgage and bridge notes payable	1,082,065	1,231,376
Proceeds from credit facility	97,360	—
Proceeds from issuance of convertible senior notes	300,000	—
Payments for deferred financing costs	(23,839)	(20,003)
Proceeds from share issuances, net	7,292	741,170
Payments to redeem Operating Partnership units	(31,112)	—
Dividends and distributions	(86,668)	(34,459)

Net cash provided by financing activities	1,228,423	49,739

Increase (decrease) in cash and cash equivalents	(47,462)	123,211
Cash and cash equivalents, beginning of period	211,158	60,842

Cash and cash equivalents, end of period	$163,696	$184,053

Supplemental cash flow and non-cash information:
Cash paid for interest	$49,597	$15,655

Cash paid for income taxes	$1,832	$138

Debt assumed in real estate acquisitions	$48,072	$301,243

Operating Partnership units issued related to real estate acquired	$35,866	$6,938

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(1) The Company

American Financial Realty Trust (AFR or the Company) is a self-administered and self-managed real estate investment trust (REIT). AFR was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 96.75% interest in the Operating Partnership as of September 30, 2004. There were 3,729,339 Operating Partnership units outstanding as of September 30, 2004, excluding Operating Partnership units held by the Company.

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

The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A.,Wachovia Bank, N.A. and State Street Corporation, or their respective affiliates, represented the following percentages of total rental income for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Bank of America, N.A.	33.2%	55.8%	37.5%	45.7%
State Street Corporation	26.3%	—	24.8%	—
Wachovia Bank, N.A.	10.3%	19.5%	11.9%	26.5%

No other tenant represented more than 10% of rental income for the periods presented.

(2) Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, however, that the disclosures are adequate to make the information presented not misleading. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(a) Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

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

(e) Intangible Assets

Above-market and below-market in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

Leasehold interest assets and liabilities are recorded based on the present value of the difference between management’s estimate of the sublease income expected to be earned over the non-cancelable lease term based on contractual or probable rental amounts and contractual amounts due under the corresponding operating leases assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straightline basis over the remaining lease term.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which primarily ranges from six to 18 months. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

The aggregate value of intangibles related to customer relationship is measured based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by management in determining these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

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

Management reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets and acquired lease obligations consist of the following:

	September 30, 2004	December 31, 2003
Intangible assets:
In-place leases, net of accumulated amortization of $7,583 and $2,686	$181,626	$37,069
Customer relationships, net of accumulated amortization of $7,051 and $1,597	264,245	63,016
Acquired lease asset, net of accumulated amortization of $3,020 and $1,521	23,308	20,351
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $137 and $474	(2,549)	(6,052)

Total intangible assets	$467,330	$115,084

Value of assumed lease liability, net of accumulated amortization of $2,680 and $1,463	$50,842	$49,485

(f) Equity based Compensation

The Company accounts for its share-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No share-based employee compensation cost for options is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods. The following table illustrates the effect on net income (loss) and basic and diluted loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to share-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(9,955)	$698	$(15,900)	$(9,285)
Add: Total share-based employee compensation expense included in net loss	1,466	464	2,801	2,480
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	1,892	999	4,353	3,086

Pro forma net income (loss)	$(10,381)	$163	$(17,452)	$(9,891)

Basic loss per share—as reported	$(0.09)	$—	$(0.16)	$(0.15)

Basic loss per share—pro forma	$(0.10)	$—	$(0.16)	$(0.15)

Diluted loss per share—as reported	$(0.09)	$—	$(0.16)	$(0.16)

Diluted loss per share—pro forma	$(0.10)	$—	$(0.16)	$(0.16)

(g) Comprehensive Income (Loss)

Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is comprised of net income (loss), changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. Comprehensive loss, net of minority interest, was $11,002 and $12,311 for the three months ended September 30, 2004 and 2003 and $16,108 and $19,393 for the nine months ended September 30, 2004 and 2003, respectively.

(h) Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addressed how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and, accordingly, should consolidate the entity. In December 2003, implementation of FIN 46 was deferred for all entities except those created after January 31, 2003 and those entities considered special purpose entities and replaced with FIN 46R. The adoption of FIN 46R has not impacted the Company’s financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(3) Acquisitions and Dispositions

During the nine months ended September 30, 2004 and 2003, the Company acquired 179 and 473 properties, respectively. The following table represents the allocation of the net assets acquired during the nine months ended September 30, 2004 and 2003 to the assets acquired and liabilities assumed:

	Nine Months Ended September 30,
	2004	2003
Real estate investments, at cost:
Land	$156,591	$222,403
Buildings	691,196	951,503
Equipment	129,177	164,289
Initial tenant improvements	143,307	55,176
Leasehold interests, net	—	(1,044)

	1,120,271	1,392,327

Intangibles:
In-place leases	153,248	42,349
Customer relationships	206,703	82,528
Acquired lease assets	7,238	21,269
Acquired lease liabilities	(2,592)	(49,613)

	364,597	96,533

	1,484,868	1,488,860
Mortgage notes assumed	48,072	301,243
Liabilities assumed	5,097	—
Operating Partnership units issued	35,866	6,938

Total net assets acquired	$1,395,833	$1,180,679

The following table presents information regarding property acquisitions completed during the nine months ended September 30, 2004:

Seller / Property Name	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (1)
First Charter Bank	Jan. 2004	1	5,112	$1,157
AmSouth Bank	Jan. 2004	4	27,765	1,061
State Street Financial Center	Feb. 2004	1	1,024,998	706,898
Potomac Realty – Bank of America, N.A.	Feb. 2004	5	50,982	9,557
Wachovia Bank, N.A. (2)	Feb. 2004	—	—	131
Wachovia Bank, N.A. (3)	Mar. 2004	1	4,480	—
Wachovia Bank, N.A.	Apr. 2004	6	33,683	4,502
Wachovia Bank, N.A.	June 2004	1	3,149	412
Bank of America, N.A.	June 2004	3	6,852	1,290
215 Fremont Street and Harborside (3)	June 2004	2	661,308	135,806
Branch Bank and Trust	June 2004	1	4,795	3,570
101 Independence Center	July 2004	1	526,205	106,196
Wachovia Bank, N.A.	Sept. 2004	7	22,672	4,100
Wachovia Bank, N.A.	Sept. 2004	140	7,645,468	510,188
Bank of America, N.A. (3)	Sept. 2004	6	16,801	—

		179	10,034,270	$1,484,868

(1)	Includes all acquisition costs and value of acquired intangible assets and liabilities.
(2)	Reflects the purchase of a parcel of vacant land.
(3)	Includes acquired leasehold interests.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

The following table presents information regarding property dispositions, including terminations of leasehold interests, completed during the nine months ended September 30, 2004:

Number of Buildings	Rentable Square Feet	Sale Proceeds	Gain (1)
35	1,033,332	$87,410	$8,324

(1)	Net of provision for income taxes and allocation of minority interest.

The following is a description of the terms of the significant acquisitions during the nine months ended September 30, 2004:

State Street Financial Center: On February 17, 2004, the Company completed the acquisition of State Street Financial Center, a 36-story, Class A office building in Boston’s Financial District that is 100% leased to a wholly-owned affiliate of State Street Corporation. The property also includes a 900-space parking garage. The Company acquired State Street Financial Center for a purchase price of $706,898, including transaction costs, and financed the acquisition with available cash, $520,000 in debt financing and the issuance of 1,974,997 units in the Operating Partnership, valued at $35,866. The unitholder has the right to put the units back to the Company at any time through February 17, 2005 for cash equal, on a per unit basis to the greater of i) the original issue price of approximately $18.16 or ii) the value of one common share at the time the put is exercised. As of September 30, 2004, this put option has been partially exercised and the Company has redeemed 1,732,470 Operating Partnership units for approximately $31,112.

215 Fremont Street and Harborside: On June 25, 2004, the Company acquired from Charles Schwab & Co., Inc. (Schwab) a Class A office building in San Francisco, containing approximately 373,500 square feet that is 100% leased on a bond net basis by Schwab for an initial term of 20 years. The Company acquired the property for a purchase price of $135,806, including transaction costs. Concurrently, in a separate transaction, the Company entered into an agreement to sublease from Schwab approximately 288,000 square feet of vacant space in Harborside, a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, the Company has agreed to sublease this additional space from Schwab. All of the Company’s subleases with Schwab will terminate in October 2017, the same date that Schwab’s leases with the ultimate owner terminate. In exchange for the agreements described above, Schwab has agreed to pay the Company a sublease management and standby subtenant fee of approximately $11,541, payable over the 18 months ended June 30, 2005, including $6,500 of payments made through September 30, 2004. Additionally, Schwab will provide a rent credit, payable through December 31, 2007, totaling approximately $40,028, against the Company’s initial sublease obligations. The sublease management fee and rent credit will be ratably recognized as income and a reduction to rent expense, respectively, over the terms of the agreements. As security for the Company’s obligation under the sublease management, subtenant and standby subtenant agreements, the Company must provide Schwab with an irrevocable, standby letter of credit in an aggregate amount equal to the total rent credit and sublease management fee payments made by Schwab, which then decreases over the term of the Company’s obligation through October 2017. As of September 30, 2004, the standby letter of credit had a face amount of $9,473.

101 Independence Center: On July 29, 2004, the Company acquired 101 Independence Center, a 526,000 square foot, Class A office building in Charlotte, North Carolina. The Company acquired the property from Cousins Properties Incorporated for an aggregate purchase price of approximately $106,196, including transaction related expenses, the assumption of approximately $43,280 of outstanding indebtedness and the associated make-whole premium on the assumed debt of approximately $4,792, which was recorded as a fair value adjustment on the assumed debt at the date of acquisition. In connection with the acquisition, Bank of America, N.A. extended its lease for 344,000 square feet at the property through 2021, subject to certain termination rights. As consideration for the lease extension, the Company paid Bank of America, N.A. a lease extension fee of approximately $5,700, which will be ratably amortized against rental income over the term of the lease agreement. The Company prepaid the assumed outstanding indebtedness and obtained another mortgage note payable on the property in October 2004.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

Wachovia Bank, N.A.: On September 22, 2004, the Company acquired from Wachovia Bank, N.A. a portfolio of 140 properties aggregating approximately 7.6 million square feet. The purchase price for the portfolio was approximately $510,188. Wachovia Bank, N.A. has leased approximately 4.7 million square feet, or 61%, of the portfolio for a 20-year term at an annual triple net rental rate equal to approximately 8.5% of the purchase price for the leased space, and an additional 1.0 million square feet, or 13%, of the portfolio on a short term (cancellable) basis for rent equal to operating expenses for the properties. The lease permits Wachovia Bank, N.A. to reduce its leased premises by up to 5% after each of the fourth, ninth and fourteenth lease years without penalty. Such rights are cumulative, such that if Wachovia Bank, N.A. does not exercise its termination rights in the fourth and ninth years, it carries over any such unexercised rights into future years. Wachovia Corporation has guaranteed the lessee’s obligations under the leases.

Pro forma information relating to the acquisition of operating properties is presented below as if the properties acquired during the three and nine months ended September 30, 2004, had been consummated as of the first day of the periods presented. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Pro forma revenues	$103,216	$66,292	$300,349	$162,262

Pro forma loss from continuing operations	$(19,244)	$(10,591)	$(43,614)	$(36,984)

Basic pro forma loss per share from continuing operations	$(0.17)	$(0.09)	$(0.39)	$(0.57)

Diluted pro forma loss per share from continuing operations	$(0.17)	$(0.10)	$(0.39)	$(0.57)

(4) Residential Mortgage-Backed Securities and Reverse Repurchase Agreements

The Company invested in residential mortgage-backed securities during the nine months ended September 30, 2003. The Company’s investments were financed by entering into reverse repurchase agreements to leverage the overall return on capital invested in the portfolio. For the three and nine months ended September 30, 2003, the Company had a net interest income on residential mortgage-backed securities of $0 and $4,661, respectively. On May 21, 2003, the Company’s board of trustees approved the sale of these securities, the repayment of all borrowings under reverse repurchase agreements, and the termination of a related hedging arrangement. At September 30, 2004, the Company held no residential mortgage-backed securities in a leveraged portfolio.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(5) Indebtedness

The Company had four types of financings in place as of September 30, 2004, including mortgage notes payable, a secured credit facility, convertible senior notes, and an unsecured credit facility. The average weighted average effective interest rate on these borrowings was 4.92% and 4.53% for the three months ended September 30, 2004 and 2003 and 5.17% and 5.02% for the nine months ended September 30, 2004 and 2003, respectively. The fair value of these borrowings was $2,384,316 and $980,867 as of September 30, 2004 and December 31, 2003, respectively. The financing agreements contain various financial and non-financial covenants customarily found in these types of agreements, as well as a requirement that certain individual properties maintain a debt service coverage ratio, as defined, of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. As of September 30, 2004 and December 31, 2003, the Company was in compliance with all such covenants.

(a) Mortgage notes payable

The following is a summary of mortgage notes payable as of September 30, 2004 and December 31, 2003:

	Encumbered Properties at September 30, 2004	September 30, 2004	December 31, 2003	Interest Rate at September 30, 2004	Maturity Dates
Variable rate mortgages	150	$425,134	$46,775	3.34% to 3.92%	September 2006 to November 2023
Fixed rate mortgages	361	1,555,935	925,316	4.04% to 8.75%	May 2006 to June 2024

Total mortgage notes payable	511	1,981,069	972,091

Unamortized debt premium		7,861	3,969
Mortgage note payables related to assets held for sale		(1,032)	(54,705)

		$1,987,898	$921,355

(b) Secured credit facility

The Company maintains a secured credit facility. On September 30, 2004, the Company negotiated an increase in the maximum amount available under this facility from $300,000 to $400,000. Advances under this facility are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility has a term of three years, expiring in August 2006, and bears interest at a rate of LIBOR plus either (i) with respect to conduit properties, 1.75%, or (ii) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being financed by the proceeds of the specific advance. The Company has paid a fee of 1.25% of the total initial availability in connection with this facility.

On September 30, 2004, the Company had $49,572 of advances outstanding under this facility. These advances bear interest at LIBOR plus 1.75%, mature in December 2005 and are secured by 69 properties in the Company’s Pitney Bowes – Key Bank, Pitney Bowes – Bank of America, Pitney Bowes – Wachovia and BB&T portfolios. There were no borrowings under this facility during the three and nine months ended September 30, 2003.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(c) Convertible senior notes

On July 9, 2004, the Company through a private offering completed the issuance of $300,000 of convertible senior notes and received proceeds of $291,000, net of financing costs. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%.

The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed at any time after July 20, 2009, at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring a dividend of $0.26 on September 23, 2004 with a record date of October 7, 2004, the conversion price per share was adjusted immediately after the record date to become approximately $17.83. Unless and until the conversion contingency described above or another conversion contingency is met, the common shares underlying the notes are not included in the calculation of fully diluted earnings per share for the three and nine months ended September 30, 2004. Should this contingency be met, fully diluted earnings per share would, depending on the relationship between the interest on the notes and earnings per common share, be expected to decrease as a result of the inclusion of the underlying shares in the fully diluted earnings per share calculation. Volatility in share price could cause this contingency to be met in one quarter and not in a subsequent quarter, thereby increasing the volatility of fully diluted earnings per share.

In July 2004, the Emerging Issues Task Force (EITF) of the FASB issued proposed guidance on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings Per Share,” (Issue 04-8). Issue 04-8 would require the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share using the if-converted method, regardless of whether the contingency has been met. Based on recent announcements by the EITF, it is believed that the revised effective date of this guidance will be for reporting periods ending after December 15, 2004. Before this change becomes effective, it must be agreed upon by the EITF and ratified by the FASB. If adopted in its current form, the Company would be required to include all of the common shares underlying the notes in the calculation of diluted earnings per share, which would cause a reduction in diluted earnings per share. The indenture for the convertible senior notes provides the Company with the option to irrevocably waive the right to settle the conversion obligation for the principal amount of the notes in cash, shares or a combination of both, and to instead agree to settle the obligation in cash only. If this option were exercised, the Company believes it will substantially mitigate the effect of any change in accounting standards.

(d) Unsecured credit facility

The Company maintains a $60,000 unsecured credit facility. This facility has a term of two years, expiring in September 2006, and bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.00%. If the Company designates the advance as a Basic Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1%, or (ii) the Federal Funds Rate plus 1.50%.

As of September 30, 2004, the Company had $47,500 of advances designated as Eurodollar Rate Loans and $12,500 of letters of credit outstanding under this facility. Advances under this facility were repaid in October 2004. This unsecured credit facility was established in September 2004, therefore there were no borrowings under this facility during the three and nine months ended September 30, 2003.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(6) Derivative Instruments and Other Financing Arrangements

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

In connection with the acquisition of the Company’s Three Beaver Valley property in Wilmington, Delaware, the Company assumed the variable rate mortgage debt associated with the underlying property. In addition, the Company assumed an interest rate cap agreement that was entered into before the Company acquired the property, with a notional amount of $39,800. This agreement caps the LIBOR rate on the mortgage note payable at 5.65% through maturity in November 2004. The mortgage note associated with this interest cap agreement was refinanced in June 2004.

In March 2004, the Company entered an agreement designed to straightline the variability of cash payments relating to the rents received under certain leases in the Pitney Bowes-Wachovia portfolio. This agreement ends in August 2010, coterminous with the end of the leases. The monies received and paid related to this agreement are recorded in deferred revenue on the consolidated balance sheet.

In July 2004, the Company entered into forward treasury lock agreements with an aggregate notional amount of $131,000. These derivatives were designated as a hedge of the variability of cash flows related to forecasted interest payments associated with the financing of a $133,900 mortgage note payable securing 215 Fremont Street. In July 2004, the Company incurred a loss of approximately $1,436 when the treasury lock agreements were terminated in connection with the closing of the related mortgage note payable. This loss is recorded in accumulated other comprehensive income (loss) and is being reclassified to earnings over the term of the new debt instrument.

During the three and nine months ended September 30, 2004, the Company reclassified approximately $375 and $1,182 of accumulated other comprehensive income (loss) to interest expense, respectively. During the three and nine months ended September 30, 2003, the Company reclassified approximately $62 and $80 of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $1,557 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(7) Shareholders’ Equity

On September 23, 2004, the Company declared and accrued a distribution to shareholders and Operating Partnership unitholders. The Company paid a dividend of $0.26 per common share, totaling $28,835 on October 21, 2004 to shareholders of record as of October 7, 2004. In addition, the Operating Partnership simultaneously paid a distribution of $0.26 per Operating Partnership unit, totaling $970.

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

In May 2003, the Company’s board of trustees approved the 2003 Outperformance Plan (OPP). The OPP is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the OPP will consist of annual cash awards and a three year restricted share award. The Company measures and records compensation expense over the service period in accordance with the provisions of APB Opinion No. 25 and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” based upon an interim estimate of the reward. During the three and nine months ended September 30, 2004, the Company reversed a previously expensed amount of $764 and $5,238 of compensation expense relating to the OPP, respectively, under variable plan accounting. The Company reversed a previously expensed amount of $900 and expensed $766 during the three and nine months ended September 30, 2003 relating to the OPP, respectively.

During the nine months ended September 30, 2004, the Company issued 632,649 restricted common shares, net of forfeitures, to employees, executive officers and members of our board of trustees.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(8) Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Loss from continuing operations	$(10,915)	$(2,359)	$(18,802)	$(12,459)
Less: Dividends on unvested restricted share awards	388	498	1,437	498

Loss from continuing operations	$(11,303)	$(2,857)	$(20,239)	$(12,957)

Income from discontinued operations	$960	$3,057	$2,902	$3,174

Total weighted average common shares outstanding	108,661,165	106,471,486	107,661,076	64,153,200

Loss per share from continuing operations	$(0.10)	$(0.03)	$(0.19)	$(0.20)

Income per share from discontinued operations	$0.01	$0.03	$0.03	$0.05

Diluted income (loss) per share assumes the conversion of all common stock equivalents into an equivalent number of common shares, if the effect is not dilutive. The following share options, unvested restricted shares, and Operating Partnership units computed under the treasury stock method, were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Share options	577,950	862,097	723,945	607,345
Unvested restricted shares (1)	223,140	400,258	793,164	808,112
Operating Partnership units	4,901,748	4,461,215	5,758,502	4,457,735

Total shares excluded from diluted income (loss) per share	5,702,838	5,723,570	7,275,611	5,873,192

(1)	Includes shares that are contingently issuable under the OPP.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(9) Discontinued Operations and Assets Held for Sale

During the three and nine months ended September 30, 2004, the Company sold 10 and 30 properties, in separate transactions for net sales proceeds of $24,164 and $87,410, respectively. The sales transactions resulted in a net gain of approximately $1,996 and $8,324, after minority interest of $67 and $280 for the three and nine months ended September 30, 2004, respectively.

During the three and nine months ended September 30, 2003, the Company sold 19 and 25 properties, in separate transactions for net sales proceeds of $17,333 and $19,423, respectively. The sales transactions resulted in a net gain of approximately $3,557 and $3,911 after minority interest of $162 and $179. An income tax provision of $964 was recorded for properties sold through the taxable REIT subsidiary during the nine months ended September 30, 2003.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company had classified 16 and 18 properties as held for sale as of September 30, 2004 and December 31, 2003, respectively. The following table summarizes information for these properties:

	September 30, 2004	December 31, 2003
Assets held for sale:
Real estate investments, at cost:
Land	$6,340	$11,377
Buildings	30,489	56,545
Equipment and fixtures	5,122	9,094

Total real estate investments, at cost	41,951	77,016
Less accumulated depreciation	(922)	(1,283)

	41,029	75,733
Intangible assets, net	2,549	6,052
Other assets, net	451	217

Total assets held for sale	44,029	82,002

Liabilities related to assets held for sale:
Mortgage notes payable	1,032	54,705
Accrued expenses	299	757
Deferred revenue	66	292
Tenant security deposits	1	70

Total liabilities related to assets held for sale	1,398	55,824

Net assets held for sale	$42,631	$26,178

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

The following operating results of the properties held for sale as of September 30, 2004 and 2003 and the properties sold during the three and nine months ended September 30, 2004 and 2003 are included in discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Results:
Revenues	$823	$3,872	$5,897	$5,445
Operating expenses	979	2,235	5,144	2,933
Impairment loss	763	956	2,408	1,498
Interest expense	9	11	121	36
Depreciation and amortization	90	1,193	665	1,749

Loss from operations before minority interest	(1,018)	(523)	(2,441)	(771)
Minority interest	33	23	79	34

Loss from operations, net	(985)	(500)	(2,362)	(737)

Yield maintenance fee	(53)	—	(3,163)	—
Minority interest	2	—	103	—

Yield maintenance fees, net	(51)	—	(3,060)	—

Gain on disposals, net of income taxes	2,063	3,719	8,604	4,090
Minority interest	(67)	(162)	(280)	(179)

Gain on disposals, net	1,996	3,557	8,324	3,911

Income from discontinued operations	$960	$3,057	$2,902	$3,174

Discontinued operations have not been segregated in the consolidated statements of cash flows.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(10) Transactions with Related Parties

The Company previously provided management and other services to entities affiliated with the Company’s President, Chief Executive Officer and Vice Chairman. No such services were provided by the Company to these affiliated entities for both the three and nine months ended September 30, 2004. Total revenue received by the Company from these affiliated entities was approximately $33 and $104 for the three and nine months ended September 30, 2003, respectively. Such amounts are included in interest and other income in the accompanying consolidated statements of operations. The Company provided property and asset management services for four bank branches, all of which are owned by certain executive officers and other entities affiliated with them.

In addition, the Company leases space in two office buildings from real estate partnerships controlled by officers of the Company. Total rent payments under these office leases were approximately $42 and $28 for the three months ended September 30, 2004 and 2003, respectively, and $117 and $83 for the nine months ended September 30, 2004 and 2003, respectively. One lease expires in July 2009 and has aggregate annual minimum rent of $66 and the other lease has an aggregate annual minimum rent of $84 and expires in 2008. Both leases are subject to annual rent increases of the greater of 3.0% or the change in the Consumer Price Index. All of these amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

An officer of the Company owns a one-third interest in a leasing company that provided leasing services. Leasing commissions charged to expense related to these services were approximately $65 and $65 for the three months ended September 30, 2004 and 2003, respectively, and $196 and $193 for the nine months ended September 30, 2004 and 2003, respectively.

A former member of the Company’s board of trustees is Head of Investment Banking at Friedman Billings Ramsey & Co., Inc. (FBR). FBR served as underwriter and placement agent in connection with the Company’s September 2002 private placement and served as co-lead manager of the Company’s June 2003 initial public offering of common shares. The Company and FBR entered into an Intellectual Property Contribution and Unit Purchase Agreement as of May 24, 2002 pursuant to which FBR contributed certain intellectual property and other in-kind capital in exchange for the issuance of 750,000 Operating Partnership units. FBR Investment Management, Inc., an affiliate of FBR, received investment advisory fees based on the month-end balance invested in the residential mortgage-backed securities investment account. Total fees paid for such services were $442, during the nine months ended September 30, 2003. No such fees were paid during the three and nine months ended September 30, 2004. Under the terms of an engagement letter, FBR provided customary investment banking and financial advisory services through June 30, 2004.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands, except unit and share, per share, buildings and square feet data)

(11) Subsequent Events

The Company signed agreements to purchase three office buildings being developed by Koll Development, LLC and net lease these properties to a major financial institution. The three buildings, totaling approximately 531,000 square feet, will be located in Louisville, Kentucky, Greensboro, North Carolina and Boise, Idaho. All three properties are being developed concurrently, with two scheduled for completion in the fourth quarter of 2004 and one (the Louisville, Kentucky property) scheduled for completion in the first quarter of 2005. The purchase price for the three properties will be between $85,600 and $88,600, based upon construction requirements of the lessee, payable upon completion of construction and the commencement of the tenant’s occupancy. The Company assumes no development risk in the transactions, as the tenant has net leased the properties at a rental rate equal to 7.58% of the Company’s gross purchase price. The leases will be for an initial term of 15 years with two five-year renewal options. The tenant will have the option to terminate the leases after 12 years, upon payment of a termination fee equal to 12 months rent. The parent company of the tenant will guarantee the lessee’s obligations under the leases. The Company has negotiated $67,000 in 15-year secured financing on the properties and has locked in a fixed rate of approximately 6.40%, assuming the financings close at the same time the Company acquires the properties.

On October 1, 2004, the Company acquired from Bank of America, N.A. a portfolio of 248 properties, aggregating approximately 7.3 million square feet. The purchase price for the portfolio was approximately $535,000, excluding transaction-related expenses. Bank of America, N.A. has leased approximately 4.5 million square feet, or 62%, of the portfolio for a term of 15 years at an annual triple net rental rate equal to approximately 8.6% of the purchase price for the leased space (excluding certain additional rent payable in the first 12 months of the lease term) and will be entitled to occupy an additional approximately 1.3 million square feet, or 18%, of the portfolio for a weighted average term of six months. The lease permits Bank of America, N.A. to reduce its long-term leased premises by up to 200,000 square feet after the end of the second lease year upon payment of a termination fee equal to approximately $3.00 per square foot and up to an additional 200,000 square feet after the end of the third lease year upon payment of a termination fee equal to approximately $4.50 per square foot. Additionally, Bank of America, N.A. has the right to reduce its long-term leased premises by up to 150,000 square feet after three and one-half lease years and eight and one-half lease years without penalty. All such rights are cumulative, such that if Bank of America, N.A. does not exercise its termination rights in any year, it carries over any such unexercised rights into future years. Bank of America Corporation has guaranteed the lessee’s obligations under the lease.

On October 1, 2004, the Company through a private offering issued at a 2.75% discount an additional $135,000 of 4.375% convertible senior notes due 2024 (See Note 5c), receiving net proceeds of $128,694. The net proceeds were immediately applied toward the purchase of the properties acquired from Bank of America, N.A on October 1, 2004. On October 21, 2004, the initial purchaser exercised its option to purchase an additional $15,000 of these notes at a 2.75% discount and the Company received net proceeds of $14,336.

On October 1, 2004, the Company borrowed $315,000 from its secured credit facility, and immediately applied the proceeds toward the purchase of the properties acquired from Bank of America, N.A on October 1, 2004. This advance from the secured credit facility bears interest at LIBOR plus 1.50%. On October 5, 2004, the Company repaid $15,000 from this advance.

On October 7, 2004 and October 12, 2004, the Company repaid the $47,500 advance on the unsecured credit facility that was outstanding at September 30, 2004.

On October 26, 2004 the Company executed a mortgage note, secured by 101 Independence Center. The mortgage bears interest at a fixed rate of 5.53% and amortizes to a balance of approximately $62,255 at maturity in October 2016. A portion of the proceeds from this note was used to retire the $43,280 mortgage note assumed on the date of acquisition of 101 Independence Center and the related make-whole premium of approximately $4,792, which was recorded as a fair value adjustment at acquisition.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion contingency provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in our Post-Effective Amendment No. 3 to Form S-11 on Form S-3 (Registration No. 333-104000), as filed with the Securities and Exchange Commission on September 10, 2004.

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

Our approach is designed to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that our strategy gives us a competitive advantage over more traditional real estate companies in acquiring real estate owned by banks and other financial institutions. We also believe that our recent transactions with Bank of America, N.A. Wachovia Bank, N.A. and State Street Corporation demonstrate our ability to cultivate mutually beneficial relationships with leading financial institutions.

As of September 30, 2004, our portfolio consisted of 446 bank branches and 276 office buildings, containing an aggregate of approximately 26.2 million rentable square feet. During the three months ended September 30, 2004, we acquired interests in 154 properties, containing an aggregate of approximately 8.2 million square feet, for an aggregate purchase price of approximately $620.5 million. The most significant of the third quarter transactions was the acquisition of a portfolio of 140 properties, aggregating approximately 7.6 million square feet, from Wachovia Bank, N.A. Wachovia Bank, N.A. has leased approximately 4.7 million square feet, or approximately 61% of the portfolio, for 20 years and will occupy an additional approximately 1.0 million square feet, or 13% of the portfolio, for up to two years. The second significant acquisition in the quarter was the purchase of 101 Independence Center, a 526,000 square foot, Class “A” office building in Charlotte, North Carolina. This property is currently approximately 90% leased with Bank of America, N.A. occupying 65% of the space, substantially all on a long-term basis.

During the three months ended September 30, 2004, we completed several financing transactions. On July 9, 2004, we closed a private placement of $300.0 million in convertible senior notes which bear interest at 4.375% and mature in 2024. On July 21, 2004, we completed a 20-year, $133.9 million credit tenant lease financing secured by our 215 Fremont Street building. On September 22, 2004, we completed a $234.0 million financing secured by properties in the portfolio of properties we purchased from Wachovia Bank, N.A. On September 30, we completed a $50.0 million mezzanine financing secured by State Street Financial Center.

As summarized below in a table with our key portfolio metrics, occupancy improved during the three months ended September 30, 2004. The increase in occupancy is a result of leasing or selling approximately 570,000 square feet of vacant space during the three months ended September 30, 2004, against just 98,000 square feet of terminations. The slight decline in our percent of contractual rent from financial institutions, “A” rated tenants and net leases and average remaining lease term is principally due to the nature of the lease activity and the in-place leases in the properties acquired during the three months ended September 30, 2004. The new leases signed and in-place leases acquired consisted of leases to non-financial institutions and at lower than average terms in order to increase occupancy or acquire properties with large financial institutions as anchor tenants.

	September 30, 2004	June 30, 2004
Occupancy	85.0%	84.3%
% contractual rent from financial institutions	89.6%	90.7%
% contractual rent from tenants rated “A-” or better (per Standard & Poor’s)	86.7%	87.5%
% contractual rent from net leases (1)	90.8%	91.4%
Average remaining lease term (years)	14.8	15.1

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect, will be reached in the near future.

We intend to continue our strategy of acquiring high quality properties through a combination of sale leaseback transactions, specifically tailored transactions and through our formulated price contracts, and to finance our acquisitions with a combination of equity and debt. We expect to arrange long-term debt primarily on a secured, fixed rate basis. On October 1, 2004, we completed the acquisition of a portfolio of 248 properties, aggregating 7.3 million square feet, from Bank of America, N.A. Excluding obligations under our formulated price contacts, we currently have one pending portfolio acquisition of three buildings totaling approximately $88.6 million, which represents approximately 531,000 square feet. We intend to continue to grow our existing relationships and develop new relationships throughout the banking industry, which we expect will lead to further acquisition opportunities.

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

Adjusted funds from operations (AFFO) is a computation often made by REIT industry analysts and investors to measure a real estate company’s cash flow. We believe that AFFO is helpful to investors as a measure of our liquidity position, because along with cash flows generated from operating activities, this measure provides investors with an understanding of our ability to pay dividends. In addition, because this measure is commonly used in the REIT industry, our use of AFFO may assist investors in comparing our liquidity position with that of other REITs. We calculate AFFO by subtracting from or adding to FFO (i) recurring expenditures that are capitalized by us and then amortized, but which are necessary to maintain our properties and revenue streams (e.g., leasing commissions and tenant improvement allowances), (ii) an adjustment to reverse the effects of straightlining of rents and (iii) the amortization or accrual of various deferred costs including financing costs and deferred compensation.

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

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income (loss) (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Funds from operations:
Net income (loss)	$(9,955)	$698	$(15,900)	$(9,285)
Minority interest in Operating Partnership	(395)	34	(657)	(1,013)
Depreciation and amortization	27,247	15,512	72,953	30,255
Amortization of fair market rental adjustment, net	98	114	565	(142)

Funds from operations	$16,995	$16,358	$56,961	$19,815

Funds from operations per share (diluted)	$0.15	$0.15	$0.50	$0.28

Adjusted funds from operations:
Funds from operations	$16,995	$16,358	$56,961	$19,815
Straightline rental income and credits, net	6,563	5,928	17,149	16,384
Straightline and deferred fee income, net	4,482	—	8,467	—
Tenant improvements and leasing commissions	(458)	(127)	(839)	(592)
Amortization of deferred costs	1,113	749	2,859	1,791
Severance and accelerated amortization of deferred compensation	—	—	1,857	—
Amortization of deferred compensation	2,230	1,488	6,842	1,714
Realized loss on sales of investments, net	—	—	—	9,241
Accrual for Outperformance Plan-contingent restricted share component	(764)	(124)	(5,238)	—

Adjusted funds from operations	$30,161	$24,272	$88,058	$48,353

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

Leasehold interest assets and liabilities are recorded based on the present value of the difference between management’s estimate of the sublease income expected to be earned over the non-cancelable lease term based on contractual or probable rental amounts and contractual amounts due under the corresponding operating leases assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straightline basis over the remaining lease term.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from 6 to 18 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

The aggregate value of intangibles assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straightline method over the estimated life of 40 years for buildings, five to seven years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and 2003

Net Loss

Net loss increased approximately $10.7 million to a net loss of approximately $10.0 million for the three months ended September 30, 2004, from net income of approximately $0.7 million for the three months ended September 30, 2003. This increase was primarily attributable to (i) a decrease of approximately $6.2 million relating to the net impact of the acquisition of 185 properties during the period from October 1, 2003 through September 30, 2004, including depreciation and amortization and the interest expense associated with the financing of certain acquisitions, (ii) a decrease of approximately $2.1 million relating to discontinued operations and net gains on disposals, (iii) an increase in general and administrative expenses of approximately $1.9 million related principally to compensation, other employee benefits and the amortization of deferred compensation and, (iv) a decrease of approximately $0.5 million in interest and other income related to fees paid to terminate leasehold interest obligations.

Revenues

Rental income increased approximately $29.1 million, or 93.3%, to approximately $60.3 million for the three months ended September 30, 2004, from approximately $31.2 million for the three months ended September 30, 2003. This increase was primarily attributable to revenues associated with properties we did not own during all or part of the three months ended September 30, 2003, including the Pitney Bowes-Bank of America portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street, 101 Independence Center, and the Wachovia Bank, N.A. portfolio. Rental income on the Bank of America, N.A. portfolio decreased because Bank of America, N.A. vacated approximately 413,000 square feet of space in this portfolio in June 2004.

Operating expense reimbursements increased approximately $8.4 million, or 68.9%, to approximately $20.6 million for the three months ended September 30, 2004, from approximately $12.2 million for the three months ended September 30, 2003. This increase was attributable primarily to operating expense reimbursements associated with properties we did not own during all or part of the three months ended September 30, 2003 including Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street, 101 Independence Center, and the Wachovia Bank, N.A. portfolio. Operating expense reimbursements on the Bank of America, N.A. portfolio increased due to Bank of America, N.A.’s increased occupancy in properties with higher operating costs. Bank of America, N.A. was not obligated to reimburse us for operating expenses associated with the approximately 413,000 square feet of space vacated in June 2004. Therefore, this occupancy reduction did not have an effect on income from operating expense reimbursements.

Additionally, operating expense reimbursements for the three months ended September 30, 2004 increased on the Dana Commercial Credit portfolio as a result of Bank of America, N.A.’s return of approximately 654,000 square feet in June 2004. The lease agreement requires Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009, and 2015. As a result, in June 2004, we began collecting rental income and operating expense reimbursements directly from Bank of America N.A.’s subtenants that occupy a portion of the returned space and from Bank of America, N.A. directly for certain space that it decided to retain. Bank of America, N.A. and various third party tenants currently continue to lease approximately 450,000 square feet of the returned space.

The following table summarizes our rental income and operating expense reimbursements for the three months ended September 30, 2004 and 2003 by real estate portfolio (amounts are in thousands):

		Rental Income Three Months Ended September 30,		Operating Expense Reimbursements Three Months Ended September 30,
Portfolio Name	Date(s) of Acquisition	2004	2003	2004	2003
Formation Transactions	Sept. 2002	$6,217	$6,456	$1,888	$1,700
Formulated Price Contracts	Various	1,236	744	70	115
Bank of America	Dec. 2002	1,033	1,222	477	479
Dana Commercial Credit	Jan. 2003	6,039	4,306	372	—
Pitney Bowes – Wachovia	March 2003	3,299	3,483	1	38
Finova Capital – BB&T	April 2003	574	574	—	—
Bank of America, N.A.	June 2003	13,946	16,914	13,806	11,009
Pitney Bowes – Key Bank	Sept. 2003	745	123	—	—
Pitney Bowes – Bank of America	Sept. 2003	1,648	144	5	—
Three Beaver Valley	Sept. 2003	1,173	—	468	—
Bank of America Plaza	Dec. 2003	2,174	—	1,672	—
State Street Financial Center	Feb. 2004	17,006	—	309	—
Potomac Realty – Bank of America	Feb. 2004	285	—	57	—
215 Fremont Street	June 2004	2,769	—	218	—
101 Independence Center	July 2004	1,782	—	555	—
Wachovia Bank, N.A.	Sept. 2004	840	—	867	—
Discontinued operations		(488)	(2,740)	(214)	(1,132)

Total		$60,278	$31,226	$20,551	$12,209

Expenses

Total expenses increased approximately $45.8 million, or 96.8%, to approximately $93.1 million for the three months ended September 30, 2004, from approximately $47.3 million for the three months ended September 30, 2003. This increase resulted primarily from additional property operating, interest and depreciation and amortization expenses related to the 185 properties we acquired during the period from October 1, 2003 through September 30, 2004 and higher general and administrative expenses related principally to compensation and other employee benefits.

Property operating expenses increased approximately $15.7 million, or 84.9%, to approximately $34.2 million for the three months ended September 30, 2004, from approximately $18.5 million for the three months ended September 30, 2003. This increase was due primarily to expenses associated with properties we did not own during the entire three months ended September 30, 2003 including Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 101 Independence Center, the Wachovia Bank, N.A. portfolio and the leasehold interest at Harborside Plaza, we acquired from Charles Schwab and Co. The increase in property operating expenses associated with the Dana Commercial Credit portfolio relates to Bank of America, N.A.’s return of approximately 654,000 square feet in June 2004. As a result, we began paying the operating expenses directly for the returned space and also receive operating expense reimbursements from Bank of America, N.A. and certain other tenants who lease a portion of the space.

The following table summarizes property operating expenses for the three months ended September 30, 2004 and 2003 by real estate portfolio (amounts are in thousands):

		Property Operating Expense Three Months Ended September 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$3,925	$4,254
Formulated Price Contracts	Various	1,163	1,073
Bank of America	Dec. 2002	1,062	1,107
Dana Commercial Credit	Jan. 2003	1,481	146
Bank of America, N.A.	June 2003	16,529	14,955
Three Beaver Valley	Sept. 2003	472	—
Bank of America Plaza	Dec. 2003	1,863	—
State Street Financial Center	Feb. 2004	4,674	—
Potomac Realty – Bank of America	Feb. 2004	174	—
Harborside	June 2004	2,515	—
101 Independence Center	July 2004	704	—
Wachovia Bank, N.A.	Sept. 2004	1,206	—
Other	Various	127	160
Discontinued operations		(1,742)	(3,191)

Total		$34,153	$18,504

General and administrative expenses increased approximately $1.9 million, or 30.2%, to approximately $8.2 million for the three months ended September 30, 2004, from approximately $6.3 million for the three months ended September 30, 2003. Of this increase, approximately $0.9 million is attributable to the amortization of restricted shares that were awarded to management and our board of trustees during the period from October 1, 2003 through September 30, 2004, approximately $0.7 million relates to additional compensation and related benefits resulting from the increased number of employees required to manage a substantially increased number of properties and approximately $0.7 million relates to the initial costs associated with the investigation of European expansion opportunities. This increase in general and administrative expense is partially offset by an approximately $0.3 million decrease in professional fees. Such fees were incurred in the three months ended September 30, 2003, primarily in connection with our new status as a public company.

Interest expense on mortgage notes and other debt increased approximately $14.8 million, or 157.4%, to approximately $24.2 million for the three months ended September 30, 2004, from approximately $9.4 million for the three months ended September 30, 2003. This increase is primarily the result of new debt secured by acquired properties and our convertible senior notes issued in July 2004. Since October 1, 2003, new or refinanced mortgage note obligations have been completed, secured by the Pitney Bowes-Key Bank portfolio, the Pitney Bowes-Bank of America portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street and 101 Independence Center. In December 2003, the interest rate on mortgages encumbered by properties in our Bank of America, N.A. portfolio, acquired in June 2003, converted from a variable rate of LIBOR plus 1.40% to a fixed rate of 5.47%, resulting in an increase to interest expense during the three months ended September 30, 2004.

The following table summarizes our interest expense on mortgage notes by real estate portfolio for the three months ended September 30, 2004 and 2003 (amounts are in thousands):

		Interest Expense Three Months Ended September 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$2,743	$2,941
Formulated Price Contracts	Various	296	24
Bank of America	Dec. 2002	100	—
Dana Commercial Credit	Jan. 2003	2,106	2,301
Pitney Bowes – Wachovia	March 2003	1,126	1,019
Finova Capital – BB&T	April 2003	23	—
Bank of America, N.A.	June 2003	5,971	3,117
Pitney Bowes – Key Bank	Sept. 2003	470	—
Pitney Bowes – Bank of America	Sept. 2003	985	—
Three Beaver Valley	Sept. 2003	559	—
Bank of America Plaza	Dec. 2003	736	—
Potomac Realty – Bank of America	Feb. 2004	108	—
215 Fremont Street	June 2004	892	—
State Street Financial Center	Feb. 2004	4,469	—
Convertible senior notes	July 2004	3,083	—
101 Independence Center	July 2004	298	—
Wachovia Bank, N.A.	Sept. 2004	195	—
Discontinued operations		(9)	(11)

Total		$24,151	$9,391

Depreciation and amortization expense increased approximately $13.3 million, or 94.3%, to approximately $27.4 million for the three months ended September 30, 2004, from approximately $14.1 million for the three months ended September 30, 2003. This increase was primarily due to depreciation expense associated with properties we did not own during the entire three months ended September 30, 2003, including the Pitney Bowes-Bank of America portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street, and 101 Independence Center and to amortization expense related to intangible assets recorded in connection with these property acquisitions.

The following table summarizes depreciation and amortization expense for real estate assets by portfolio for the three months ended September 30, 2004 and 2003 (amounts are in thousands):

		Depreciation and Amortization Expense Three Months Ended September 30,
Portfolio Name	Date(s) of Acquisitions	2004	2003
Formation Transactions	Sept. 2002	$2,591	$2,304
Formulated Price Contracts	Various	347	370
Bank of America	Dec. 2002	294	348
Dana Commercial Credit	Jan. 2003	3,351	3,368
Pitney Bowes – Wachovia	March 2003	1,341	1,235
Finova Capital – BB&T	April 2003	302	302
Bank of America, N.A.	June 2003	6,796	7,224
Pitney Bowes – Key Bank	Sept. 2003	359	116
Pitney Bowes – Bank of America	Sept. 2003	874	—
Three Beaver Valley	Sept. 2003	899	—
Bank of America Plaza	Dec. 2003	1,189	—
State Street Financial Center	Feb. 2004	6,683	—
Potomac Realty – Bank of America	Feb. 2004	123	—
215 Fremont Street	June 2004	1,367	—
101 Independence Center	July 2004	995
Discontinued operations		(90)	(1,193)

Total		$27,421	$14,074

Minority Interest. Minority interest increased approximately $0.3 million to approximately $0.5 million for the three months ended September 30, 2004, from approximately $0.2 million for the three months ended September 30, 2003. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net loss from our 123 South Broad Street property to individuals who own an 11% limited partnership interest in the entity that owns that property.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $0.5 million to a loss of approximately $1.0 million, net of minority interest, for the three months ended September 30, 2004, from a loss of approximately $0.5 million, net of minority interest, for the three months ended September 30, 2003. The properties included in discontinued operations generated approximately $0.7 million more in net loss during the three months ended September 30, 2004 compared to the same period in 2003. This increase in loss was partially offset by the decrease of approximately $0.2 million in impairment charges from $0.8 million during the three months ended September 30, 2004, compared to approximately $1.0 million during the three months ended September 30, 2003.

Discontinued Operations—Yield Maintenance Fees. During the three months ended September 30, 2004, we sold one property encumbered by a mortgage and incurred related charges on the early extinguishment of approximately $0.1 million, net of minority interest. During the three months ended September 30, 2003, none of the properties sold were encumbered by debt.

Discontinued Operations—Net Gains. During the three months ended September 30, 2004 and 2003, we sold 10 and 19 properties for a gain of approximately $2.0 million and $3.6 million, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of these non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Net Loss

Net loss increased approximately $6.6 million to approximately $15.9 million for the nine months ended September 30, 2004, from approximately $9.3 million for the nine months ended September 30, 2003. This increase was primarily attributable to (i) an increase in general and administrative expenses of approximately $10.6 million related to compensation and other employee benefits, insurance premiums, professional fees, marketing and travel expenses, (ii) a decrease of approximately $4.7 million in net interest income from our residential mortgage-backed securities portfolio, (iii) approximately $4.1 million of loss relating to the net impact of the acquisition of 658 properties during the period from January 1, 2003 through September 30, 2004, including the interest expense associated with the financing of certain acquisitions, and (iv) approximately $1.9 million relating to severance and accelerated amortization of deferred compensation resulting from the departure of an executive officer. This was partially offset by (i) a decrease in net loss on the sale of investments consisting primarily of mortgage-backed securities of approximately $8.8 million and (ii) a decrease in expense of approximately $6.0 million related to the cash and contingent restricted share components of our Outperformance Plan due to variable plan accounting adjustments.

Revenues

Rental income increased approximately $100.9 million, or 171.6%, to approximately $159.7 million for the nine months ended September 30, 2004, from approximately $58.8 million for the nine months ended September 30, 2003. Operating expense reimbursements increased approximately $37.0 million, or 218.9%, to approximately $53.9 million for the nine months ended September 30, 2004, from approximately $16.9 million for the nine months ended September 30, 2003. This increase in rental income and operating expense reimbursements was primarily attributable to revenues related to the properties we did not own during all or part of the nine months ended September 30, 2003, including the Bank of America, N.A. portfolio, the Pitney Bowes-Wachovia portfolio, the Pitney Bowes-Bank of America portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street, 101 Independence Center, and the Wachovia Bank, N.A. portfolio.

Additionally, rental income and operating expense reimbursements for the nine months ended September 30, 2004 increased on the Dana Commercial Credit portfolio as a result of Bank of America, N.A.’s return of approximately 654,000 square feet in June 2004. The lease agreement requires Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009, and 2015. As a result, in June 2004, we began collecting rental income and operating expense reimbursements directly from Bank of America N.A.’s subtenants that occupy a portion of the returned space and from Bank of America, N.A. directly for certain space that it decided to retain. Bank of America, N.A. and various third party tenants currently continue to lease approximately 450,000 square feet of the returned space.

The following table summarizes rental income and operating expense reimbursements for the nine months ended September 30, 2004 and 2003 by real estate portfolio (amounts are in thousands):

		Rental Income Nine Months Ended September 30,		Operating Expense Reimbursements Nine Months Ended September 30,
Portfolio Name	Date(s) of Acquisition	2004	2003	2004	2003
Formation Transactions	Sept. 2002	$18,943	$19,595	$5,584	$5,592
Formulated Price Contracts	Various	3,111	1,977	214	312
Bank of America	Dec. 2002	3,368	3,495	1,524	1,375
Dana Commercial Credit	Jan. 2003	15,022	12,510	454	—
Pitney Bowes – Wachovia	March 2003	9,931	6,964	—	46
Finova Capital – BB&T	April 2003	1,722	1,052	—	—
Bank of America, N.A.	June 2003	47,143	16,915	39,124	11,010
Pitney Bowes – Key Bank	Sept. 2003	2,230	123	—	—
Pitney Bowes – Bank of America	Sept. 2003	4,915	145	5	—
Three Beaver Valley	Sept. 2003	3,520	—	1,447	—
Bank of America Plaza	Dec. 2003	6,617	—	4,638	—
State Street Financial Center	Feb. 2004	41,430	—	402	—
Potomac Realty – Bank of America	Feb. 2004	698	—	126	—
215 Fremont Street	Sept. 2004	2,974	—	233	—
101 Independence Center	July 2004	1,782	—	555	—
Wachovia Bank, N.A.	Sept. 2004	840	—	867	—
Discontinued operations		(4,558)	(4,010)	(1,230)	(1,434)

Total		$159,688	$58,766	$53,943	$16,901

Expenses

Total expenses increased approximately $148.3 million, or 168.7%, to approximately $236.2 million for the nine months ended September 30, 2004, from approximately $87.9 million for the nine months ended September 30, 2003. This increase resulted primarily from additional property operating, general and administrative, interest, and depreciation and amortization expenses for the 658 properties we acquired during the period from January 1, 2003 through September 30, 2004. The increase is also attributable to higher general and administrative expenses related to compensation and other employee benefits, insurance premiums, professional fees and marketing and travel expenses and approximately $1.9 million relating to severance and accelerated amortization of deferred compensation resulting from the departure of an executive officer. The general and administrative increases were partially offset by a decrease in expense of approximately $6.0 million related to the cash and contingent restricted share components of our Outperformance Plan.

Property operating expenses increased approximately $59.2 million, or 223.4%, to approximately $85.7 million for the nine months ended September 30, 2004, from approximately $26.5 million for the nine months ended September 30, 2003. This increase is primarily attributable to properties we did not own during all or part of the nine months ended September 30, 2003, including the Bank of America, N.A. portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 101 Independence Center, the Wachovia Bank, N.A. portfolio, and the leasehold interest in Harborside Plaza, that we acquired from Charles Schwab and Co.

Property operating expenses related to the Dana Commercial Credit and Pitney Bowes-Wachovia portfolios increased due to property impairment charges of approximately $1.0 million and $0.4 million, respectively, during the nine months ended September 30, 2004. Additionally, in June 2004, Bank of America, N.A. returned approximately 654,000 square feet in the Dana Commercial Credit portfolio. As a result, we began paying the operating expenses directly for the returned space and also receive operating expense reimbursement from Bank of America, N.A. and other certain tenants who lease a portion of the space.

The following table summarizes property operating expenses for the nine months ended September 30, 2004 and 2003 by real estate portfolio (amounts are in thousands):

		Property Operating Expense Nine Months Ended September 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$11,425	$10,877
Formulated Price Contracts	Various	3,229	1,951
Bank of America	Dec. 2002	3,226	2,689
Dana Commercial Credit	Jan. 2003	3,157	209
Pitney Bowes – Wachovia	March 2003	675	142
Finova Capital – BB&T	April 2003	47	42
Bank of America, N.A.	June 2003	49,087	14,964
Pitney Bowes – Key Bank	Sept. 2003	29	46
Pitney Bowes – Bank of America	Sept. 2003	264	—
Three Beaver Valley	Sept. 2003	1,370	—
Bank of America Plaza	Dec. 2003	5,373	—
State Street Financial Center	Feb. 2004	10,398	—
Potomac Realty – Bank of America	Feb. 2004	323	—
Harborside	Sept. 2004	2,753	—
101 Independence Center	July 2004	704	—
Wachovia Bank, N.A.	Sept. 2004	1,206	—
Discontinued operations		(7,552)	(4,431)

Total		$85,714	$26,489

General and administrative expenses increased approximately $10.6 million, or 86.2%, to approximately $22.9 million for the six months ended September 30, 2004, from approximately $12.3 million for the nine months ended September 30, 2003. Of this increase, approximately $5.1 million is attributable to the amortization of restricted shares that were awarded to management and our board of trustees during the period from October 1, 2003 through September 30, 2004 and approximately $2.8 million relates to additional compensation and related benefits resulting principally from the increased number of employees required to operate a public company and to manage a substantially increased number of properties. The increase in general and administrative expense is also attributable to an additional $0.7 million of initial costs associated with the investigation of European expansion opportunities, $0.7 million for trustees and officer’s insurance premiums, $0.6 million for professional fees, and $0.6 million of marketing and travel related expenses.

Interest expense on mortgage notes and other debt increased approximately $38.3 million, or 194.4%, to approximately $58.0 million for the nine months ended September 30, 2004, from approximately $19.7 million for the nine months ended September 30, 2003. This increase is primarily the result of new debt secured by our acquired properties and our convertible senior notes issued in July 2004. Since October 1, 2003, new or refinanced mortgage note obligations have been completed, secured by properties including the Pitney Bowes-Key Bank portfolio, the Pitney Bowes-Bank of America portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street, 101 Independence Center, and the Wachovia Bank, N.A. portfolio. In December 2003, the interest rate on mortgages encumbered by properties in our Bank of America, N.A. portfolio converted from a variable rate of LIBOR plus 1.40% to a fixed rate of 5.47%, resulting in an increase to interest expense during the nine months ended September 30, 2004. In April and May 2003, interest rates on mortgages secured by our Pitney Bowes-Wachovia and Dana Commercial Credit portfolios converted from a variable rate of LIBOR plus 1.25% for both loans to a fixed rate of 5.05% and 4.04%, respectively, also resulting in an increase to interest expense during the nine months ended September 30, 2004.

The following table summarizes our interest expense on mortgage notes by real estate portfolio for the nine months ended September 30, 2004 and 2003 (amounts are in thousands):

		Interest Expense Nine Months Ended September 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$8,653	$8,531
Formulated Price Contracts	Various	520	30
Bank of America	Dec. 2002	252	7
Dana Commercial Credit	Jan. 2003	6,296	6,039
Pitney Bowes – Wachovia	March 2003	3,291	2,004
Finova Capital – BB&T	April 2003	23	—
Bank of America, N.A.	June 2003	18,995	3,145
Pitney Bowes – Key Bank	Sept. 2003	572	—
Pitney Bowes – Bank of America	Sept. 2003	2,798	—
Three Beaver Valley	Sept. 2003	2,040	—
Bank of America Plaza	Dec. 2003	1,024	—
Potomac Realty – Bank of America	Feb. 2004	122	—
215 Fremont Street	Sept. 2004	892	—
State Street Financial Center	Feb. 2004	9,038	—
Convertible senior notes	July 2004	3,083	—
101 Independence Center	July 2004	298	—
Wachovia Bank, N.A.	Sept. 2004	195	—
Discontinued operations		(121)	(36)

Total		$57,971	$19,720

Depreciation and amortization expense increased approximately $44.3 million, or 154.9%, to approximately $72.9 million for the nine months ended September 30, 2004, from approximately $28.6 million for the nine months ended September 30, 2003. This increase was primarily attributable to properties we did not own during all or part of the nine months ended September 30, 2003, including the Bank of America, N.A. portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street and 101 Independence Center, and to amortization expense related to intangible assets recorded in connection with these property acquisitions.

The following table summarizes depreciation and amortization expense for real estate assets by portfolio for the nine months ended September 30, 2004 and 2003 (amounts are in thousands):

		Depreciation and Amortization Expense Nine Months Ended September 30,
Portfolio Name	Date(s) of Acquisition	2004	2003
Formation Transactions	Sept. 2002	$7,685	$7,861
Formulated Price Contracts	Various	1,203	984
Bank of America	Dec. 2002	962	1,005
Dana Commercial Credit	Jan. 2003	10,103	10,102
Pitney Bowes – Wachovia	March 2003	4,064	2,469
Finova Capital – BB&T	April 2003	905	603
Bank of America, N.A.	June 2003	20,412	7,224
Pitney Bowes – Key Bank	Sept. 2003	1,077	117
Pitney Bowes – Bank of America	Sept. 2003	2,666	—
Three Beaver Valley	Sept. 2003	2,698	—
Bank of America Plaza	Dec. 2003	3,568	—
State Street Financial Center	Feb. 2004	15,582	—
Potomac Realty – Bank of America	Feb. 2004	288	—
215 Fremont Street	June 2004	1,367	—
101 Independence Center	July 2004	995	—
Discontinued operations		(665)	(1,749)

Total		$72,910	$28,616

Net Interest Income on Residential Mortgage-Backed Securities, net of expenses. During the nine months ended September 30, 2003, net interest income from our residential mortgage-backed securities portfolio was approximately $4.7 million. We did not have any net interest income from residential mortgage-backed securities during the nine months ended September 30, 2004 because on May 21, 2003, our board of trustees approved the sale of all remaining residential mortgage-backed securities in our portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance the portfolio and the termination of a related hedging agreement. These transactions were completed during the second quarter of 2003.

Loss on Investments. Loss on investments was approximately $0.4 million for the nine months ended September 30, 2004 as compared to a loss of approximately $9.2 million for the nine months ended September 30, 2003. This decrease was primarily due to a loss incurred on the sale of investments in our residential mortgage-backed security portfolio during the nine months ended September 30, 2003. Our portfolio of residential mortgage-backed securities was sold in the second quarter of 2003.

Minority Interest. Minority interest decreased approximately $0.3 million to approximately $0.9 million for the nine months ended September 30, 2004, from approximately $1.2 million for the nine months ended September 30, 2003. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net loss from our 123 South Broad Street property to individuals who own an 11% limited partnership interest in the entity that owns that property.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $1.7 million to a loss of approximately $2.4 million, net of minority interest for the nine months ended September 30, 2004, from a loss of approximately $0.7 million, net of minority interest for the nine months ended September 30, 2003. This increase is primarily due to impairment charges on properties sold of approximately $2.4 million during the nine months ended September 30, 2004, compared to approximately $1.5 million during the three months ended September 30, 2003. Excluding impairment charges, the properties included in discontinued operations generated approximately $0.8 million more in net loss during the nine months ended September 30, 2004 compared to the same period in 2003.

Discontinued Operations—Yield Maintenance Fees. During the nine months ended September 30, 2004, we sold three properties encumbered by mortgages and incurred related charges on early extinguishment of approximately $3.1 million, net of minority interest. During the nine months ended September 30, 2003, none of the properties sold were encumbered by debt.

Discontinued Operations—Net Gains. During the nine months ended September 30, 2004 and 2003, we sold 30 and 25 properties for a gain net of minority interest and income tax of approximately $8.3 million and $3.9 million, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of these non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability on such gains.

Cash Flows for the Nine Months Ended September 30, 2004

During the nine months ended September 30, 2004, net cash provided by operating activities was approximately $49.2 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The increase in prepaid and other assets principally relates to capitalized acquisition and financing costs associated with the purchase of the Bank of America, N.A. portfolio on October 1, 2004 and the pending purchase of three properties being developed by Koll Development, L.L.C. The increase in deferred leasing costs is primarily related to the lease inducement fee paid to a subsidiary of State Street Corporation, the tenant in State Street Financial Center, and a lease extension fee paid to Bank of America, N.A., a tenant in 101 Independence Center. These increases were partially offset by the increase in deferred revenue. In January 2004, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of a lease we assumed in the acquisition of a portfolio of 14 office buildings and two parking facilities from a wholly-owned subsidiary of Dana Commercial Credit Corporation. The increase in deferred revenue is also due to the prepayment of October 2004 rent in connection with the portfolio we purchased from Wachovia Bank, N.A. at the end of September 2004.

Net cash used in investing activities was approximately $1,325.1 million. Investing activities consisted primarily of (i) payments for acquisitions, net of cash acquired, of approximately $1,395.8 million, principally for the acquisition of State Street Financial Center, 215 Fremont Street, 101 Independence Center, and the Wachovia Bank, N.A. portfolio (ii) approximately $4.9 million for payments related to capital expenditures and leasehold acquisition costs, and (iii) approximately $54.2 million related to an increase in restricted cash. These payments were partially offset by net sales of marketable securities of approximately $42.4 million and proceeds from sales of real estate and non-real estate investments of approximately $87.4 million.

Net cash provided by financing activities was approximately $1,228.4 million. Financing activities consisted primarily of proceeds from mortgage notes payable, convertible senior notes and credit facilities of approximately $1,479.4 million, which were used principally to finance a portion of the purchase price of State Street Financial Center, 215 Fremont Street, the Wachovia Bank, N.A. portfolio and proceeds from the exercise of stock options of approximately $7.3 million. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $86.7 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $140.5 million, and (iii) approximately $31.1 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center.

Cash Flows for the Nine Months Ended September 30, 2003

During the nine months ended September 30, 2003, net cash provided from operating activities was approximately $77.1 million. The level of cash flows provided by operating activities is affected by timing of receipts of rent and payment of operating and interest expenses. In January 2003, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of the lease we assumed in connection with the acquisition of a 14 office building portfolio from a wholly-owned subsidiary of Dana Commercial Credit Corporation.

Net cash used by investing activities was approximately $3.6 million. Investing activities included (i) acquisitions of real estate investments, net of proceeds on sales of real estate investments of approximately $1,161.3 million, (ii) capital expenditures of approximately $2.0 million, and (iii) an increase in restricted cash of approximately $12.2 million. These cash outflows were partially offset by (i) sales of residential mortgage-backed securities of approximately $939.6 million, (ii) receipt of principal on sales of residential mortgage-backed securities of approximately $172.6 million, and (iii) net sales of marketable investments of approximately $59.7 million.

Net cash provided by financing activities was approximately $49.7 million. Financing activities included proceeds from share issuances of approximately $741.1 million and borrowings under mortgage and bridge notes totaling approximately $1,231.4 million. These proceeds were partially offset by (i) repayments of reverse repurchase agreements of approximately $1,053.5 million, (ii) the payment of dividends to common shareholders and distributions to Operating Partnership unitholders totaling approximately $34.5 million, (iii) repayments of mortgage notes and bridge notes payable of approximately $814.8 million, and (iv) the payment of financing costs of approximately $20.0 million.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

We had an aggregate of $188.5 million of cash and cash equivalents and short-term investments as of September 30, 2004. On September 30, 2004, we had $49.6 million outstanding under our secured credit facility and had negotiated to increase the maximum available under this facility from $300.0 million to $400.0 million. On October 1, 2004, we borrowed $315.0 million on this secured credit facility, and immediately used the funds to finance a portion of the portfolio acquired on that date from Bank of America, N.A. On October 5, 2004, we repaid $15.0 million from this advance. We intend to place up to $350.0 million in permanent secured financing on the portfolio acquired from Bank of America, N.A., at which time we intend to repay the remainder of the advance from our secured credit facility used to finance this acquisition. On October 1, 2004, we issued an additional $135 million in convertible notes and immediately used the proceeds to finance a portion of the portfolio acquired from Bank of America, N.A. On October 20, 2004, the initial purchaser of the convertible notes exercised its option for an additional $15.0 million, bringing our total issuance of convertible notes to $450.0 million. On October 12, 2004, we repaid the $47.5 million advance from our unsecured credit facility borrowed on September 29, 2004.

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

We currently have approximately $93.4 million in pending acquisitions, including $88.6 million relating to the three buildings being developed by Koll Development, L.L.C., and obligations under our formulated price contracts, and also expect to continue to acquire properties in the next 12 months. We expect to fund the equity portion of such acquisitions with available cash and/or by raising additional equity capital. We intend to fund the remaining portion of the purchase price through borrowings, which we intend to arrange in accordance with our general borrowings policies.

Our properties are encumbered by mortgages and other financing agreements aggregating approximately $2,378.1 million in outstanding principal, excluding unamortized premiums, as of September 30, 2004, with an average remaining term of 12.3 years and a weighted average interest rate (excluding unamortized debt premium and the effects of hedging activities) of 5.43%. The table below summarizes the properties financed and the principal payments required as of September 30, 2004 in the following calendar years (amounts in millions, except number of buildings):

Property	Number of Properties	Balance at September 30, 2004 (1)	Interest Rate (1)	Principal Payments and Debt Security Schedule
				2004	2005	2006	2007	2008	2009	Thereafter
State Street Financial Center, Boston, MA	1	$515.0	5.79%	$2.6	$10.9	$11.5	$12.2	$12.9	$13.7	$451.2
Bank of America, N.A.	149	397.4	5.47%	-	3.0	6.3	6.6	6.9	7.4	367.2
Convertible notes	-	300.0	4.38%	-	-	-	-	-	-	300.0
Wachovia Bank, N.A. (2)	139	234.0	6.40%	-	2.0	3.1	3.3	3.5	3.9	218.2
Dana Commercial Credit	14	181.0	4.04%	-	19.7	20.5	21.4	22.2	23.1	74.1
215 Fremont Street, San Francisco, CA (3)	1	133.9	5.98%	-	2.7	2.9	3.1	3.2	3.5	118.5
Pitney Bowes-Bank of America	73	65.0	5.33%	3.6	3.1	3.3	2.9	2.0	1.6	48.5
Bank of America Plaza, St. Louis, MO	1	62.7	4.55%	0.5	2.0	2.1	2.1	2.3	53.7	-
123 S. Broad Street, Unit 2, Philadelphia, PA	1	51.5	8.43%	0.1	0.5	0.5	50.4	-	-	-
State Street Financial Center Mezzanine (4)	-	50.0	3.67%	-	-	0.7	5.0	5.8	6.8	31.7
Pitney Bowes - Wachovia	41	48.0	4.07%	1.7	2.5	4.0	4.4	4.9	5.3	25.2
101 Independence Center, Charlotte. NC	1	43.1	8.22%	0.3	1.2	41.6	-	-	-	-
Three Beaver Valley, Wilmington, DE	1	42.9	5.06%	0.1	0.6	0.6	0.7	0.7	0.7	39.5
123 S. Broad Street, Unit 1, Philadelphia, PA	1	35.5	8.43%	0.1	0.3	0.4	0.4	0.4	0.5	33.4
Pitney Bowes - Wachovia	23	26.3	5.50%	0.2	0.8	0.9	0.9	1.0	1.0	21.5
610 Old York Road, Jenkintown, PA	1	15.0	8.29%	-	0.1	0.2	0.2	0.2	0.2	14.1
177 Meeting Street, Charleston, SC	1	9.8	7.44%	-	0.2	0.2	0.2	0.2	0.2	8.8
50 W. Market Street West Chester, PA	1	3.6	6.75%	-	0.1	0.1	3.4	-	-	-
4 Pope Avenue, Hilton Head, SC	1	3.4	5.89%	-	0.1	0.1	0.1	0.2	0.2	2.7
200 Reid Street, Palatka, FL	1	3.3	5.81%	-	0.1	0.1	0.1	0.1	0.1	2.8
Secured credit facility (5)	69	49.6	3.35%	-	49.6	-	-	-	-	-
Unsecured credit facility (6)	-	47.5	3.84%	-	-	47.5	-	-	-	-
Debt between $1.0 million and $3.0 million (7)	26	38.8	5.90%	0.3	1.1	1.1	2.3	1.2	1.3	31.5
Debt less than $1.0 million (8)	34	20.8	5.57%	0.3	0.6	1.4	0.8	1.5	2.1	14.1

Total	580	$2,378.1	5.43%	$9.8	$101.2	$149.1	$120.5	$69.2	$125.3	$1,803.0

(1)	Excludes unamortized debt premium and hedging activity and the related effects on the interest rate.
(2)	Debt is floating based on LIBOR plus 1.50% through May 2005 and is fixed at 6.40%, thereafter.
(3)	Debt is floating based on LIBOR plus 1.25% through January 2005 and is fixed at 5.98%, thereafter.
(4)	Debt is floating based on LIBOR plus 1.83% through October 2006, when it is prepayable without penalty. If not prepaid, it converts to a fixed rate of 9.75% through maturity in July 2013.
(5)	Debt is floating based on LIBOR plus 1.75%.
(6)	Debt is floating based on LIBOR plus 2.00%.
(7)	Includes one variable rate loan of $1.3 million, which bears interest at LIBOR plus 2.35%.
(8)	Includes eight variable loans totaling $4.8 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.

Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured line of credit, limitations on our total indebtedness and our total secured indebtedness. As of September 30, 2004 and December 31, 2003, we were in compliance with all of these covenants.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of September 30, 2004 (amounts in thousands):

	Less Than One Year	Two to Six Years	Four to Five Years	After Five Years	Total (1)
Mortgage notes payable—fixed-rate	$46,433	$153,236	$217,052	$1,139,214	$1,555,935
Mortgage notes payable—variable-rate	3,579	62,990	14,560	344,005	425,134
Convertible senior notes	—	—	—	300,000	300,000
Credit facilities	—	97,072	—	—	97,072
Operating leases	14,744	29,031	28,286	161,638	233,699
Purchase obligations (2)	628,400	—	—	—	628,400

	$693,156	$342,329	$259,898	$1,944,857	$3,240,240

(1)	Excludes unamortized debt premium.
(2)	Includes approximately $535 million for our October 1, 2004 purchase of 248 properties from Bank of America, N.A., approximately $88.6 million to purchase three buildings being developed by Koll Development, L.L.C. and approximately $4.8 million related to obligations under our formulated price contracts.

As of September 30, 2004, we have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $9.5 million, as security for our obligation under the sublease management, subtenant and standby subtenant agreements. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee payment by Charles Schwab & Co., Inc. and then decrease over the term of our obligations through October 2017. We have also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004.

We generally intend to refinance the remaining principal balance of our mortgage notes payable as they become due or repay them if they relate to properties being sold.

Cash Distribution Policy

We elected to be taxed as a REIT under the Internal Revenue Code (IRC) commencing as of our taxable year ended December 31, 2002. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our ordinary taxable income to our shareholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute (in accordance with the IRC and applicable regulations) to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the IRC and applicable regulations thereunder).

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

As of September 30, 2004, our debt included fixed-rate mortgages with a carrying value of approximately $1,855.9 million and a fair value of approximately $1,862.1 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $135.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $152.3 million.

As of September 30, 2004, our debt included variable-rate mortgage notes payable with a carrying value of $522.2 million, including $367.9 million of variable rate debt that will revert to a fixed rate basis. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $3.4 million annually, adjusting for the effect of our variable-rate debt which reverts to a fixed-rate basis.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2004, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

As of September 30, 2004 and December 31, 2003

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

Financial information as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 has been derived from the unaudited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Current Reports on Form 8-K.

Financial information as of December 31, 2003 and for the years ended December 31, 2003, 2002, and 2001 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Annual Reports on Form 10-K for the year ended December 31, 2003.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in millions)	September 30, 2004	December 31 2003
Assets
Cash and cash equivalents	$29,252	$27,084
Time deposits placed and other short-term investments	11,021	8,051
Federal funds sold and securities purchased under agreements to resell	104,570	76,492
Trading account assets	102,925	68,547
Derivative assets	35,247	36,507
Debt securities:
Available-for-sale	163,438	66,382
Held-to-maturity, at cost	420	247

Total debt securities	163,858	66,629

Loans and leases	511,639	371,463
Allowance for loan and lease losses	(8,723)	(6,163)

Loans and leases, net of allowance	502,916	365,300

Premises and equipment, net	7,884	6,036
Mortgage banking assets	2,453	2,762
Goodwill	44,709	11,455
Core deposit intangibles and other intangibles	3,726	908
Other assets	80,435	66,674

Total assets	$1,088,996	$736,445

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$155,406	$118,495
Interest-bearing	380,956	262,032
Deposits in foreign offices:
Noninterest-bearing	5,632	3,035
Interest-bearing	49,264	30,551

Total deposits	591,258	414,113

Federal funds purchased and securities sold under agreements to repurchase	142,992	78,046
Trading account liabilities	36,825	26,844
Derivative liabilities	19,039	24,526
Commercial paper and other short-term borrowings	71,434	42,478
Accrued expenses and other liabilities (includes $446 and $416 of reserve for unfunded lending commitments)	28,851	27,115
Long-term debt	100,586	75,343

Total liabilities	990,985	688,465

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—1,090,189 and 1,269,600 shares	271	54
Common stock, $0.01 par value; authorized—7,500,000,000 and 5,000,000,000 shares; issued and outstanding—4,049,062,685 and 1,441,143,786 shares	44,756	14
Retained earnings	55,979	50,213
Accumulated other comprehensive income (loss)	(2,669)	(2,148)
Other	(326)	(153)

Total shareholder’s equity	98,011	47,980

Total liabilities and shareholders’ equity	$1,088,996	$736,445

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share information)	2004	2003	2004	2003
Interest income
Interest and fees on loans and leases	$7,508	$5,328	$20,294	$16,088
Interest on debt securities	2,078	600	5,197	2,342
Federal funds sold and securities purchased under agreements to resell	484	480	1,331	867
Trading account assets	968	975	2,988	3,024
Other interest income	480	472	1,288	1,254

Total interest income	11,518	7,855	31,098	23,575

Interest expense
Deposits	1,711	1,278	4,446	3,730
Short-term borrowings	1,183	447	2,960	1,414
Trading account liabilities	333	345	965	969
Long-term debt	626	481	1,680	1,584

Total interest expense	3,853	2,551	10,051	7,697

Net interest income	7,665	5,304	21,047	15,878

Noninterest income
Service charges	1,899	1,458	5,098	4,182
Investment and brokerage services	945	594	2,539	1,752
Mortgage banking income	(250)	666	258	1,630
Investment banking income	438	412	1,389	1,278
Equity investment gains (losses)	220	25	437	0
Card income	1,257	794	3,208	2,237
Trading account profits	184	175	600	382
Other income	202	322	523	940

Total noninterest income	4,895	4,446	14,052	12,401

Total revenue	12,560	9,750	35,099	28,279
Provision for credit losses	650	651	2,063	2,256
Gains on sales of debt securities	732	233	2,022	802

Noninterest expense
Personnel	3,540	2,595	9,941	7,749
Occupancy	622	522	1,731	1,492
Equipment	309	252	888	789
Marketing	364	249	1,012	717
Professional fees	194	214	521	620
Amortization of intangibles	200	55	455	163
Data processing	340	275	954	803
Telecommunications	180	152	514	413
Other general operating	1,024	763	3,250	2,121
Merger and restructuring charges	221	—	346

Total noninterest expense	6,994	5,077	19,612	14,867

Income before income taxes	5,648	4,255	15,446	11,958
Income tax expense	1,884	1,333	5,152	3,874

Net income	$3,764	$2,922	$10,294	8,084

Net income available to common shareholders	$3,759	$2,921	$10,283	8,081

Per common share information:
Earnings	$0.93	$0.98	$2.80	$2.70

Diluted earnings	$0.91	$0.96	$2.76	$2.65

Dividends paid	$0.45	$0.40	$1.25	$1.04

Average common shares issued and outstanding (in thousands)	4,052,304	2,980,206	3,666,298	2,988,739

Average diluted common shares issued and outstanding (in thousands)	4,121,375	3,039,282	3,729,120	3,047,046

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

Consolidated Statement of Income

	Year Ended December 31
(Dollars in millions, except per share information)	2003	2002	2001
Interest income
Interest and fees on loans and leases	$21,668	$22,030	$27,279
Interest on debt securities	3,160	4,035	3,706
Federal funds sold and securities purchased under agreements to resell	1, 373	870	1,414
Trading account assets	3,935	3,811	3,623
Other interest income	1,507	1,415	2,271

Total interest income	31,643	32,161	38,293

Interest expense
Deposits	4,908	5,434	8,886
Short-term borrowings	1,951	2,089	4,167
Trading account liabilities	1,286	1,260	1,155
Long-term debt	2,034	2,455	3,795

Total interest expense	10,179	11,238	18,003

Net interest income	21,464	20,923	20,290

Noninterest income
Consumer service charges	3,230	2,986	2,865
Corporate service charges	2,388	2,290	2,078

Total service charges	5,618	5,276	4,943

Consumer investment and brokage services	1,559	1,544	1,546
Corporate investment and brokerage services	792	693	566

Total investment and brokeage services	2,351	2,237	2,112

Mortgage banking income	1,922	761	597
Investment banking income	1,736	1,545	1,579
Equity investment gains (lossess)	215	(280)	291
Card income	3,052	2,620	2,422
Trading account profits	409	778	1,842
Other income(1)	1,119	634	562

Total noninterest income	16,422	13,571	14,348

Total revenue	37,886	34,494	34,638
Provision for credit losses	2,839	3,697	4,287
Gains on sales of debt securities	941	630	475

Noninterest expense
Personnel	10,446	9.682	9,829
Occupancy	2,006	1,780	1,774
Equipment	1,052	1,124	1,115
Marketing	985	753	682
Professional fees	844	525	564
Amortization of intangibles	217	218	878
Data processing	1,104	1,017	776
Telecommunications	571	481	484
Other general operating	2,902	2,856	3,302
Business exit costs	—	—	1,305

Total noninterest expense	20,127	18,436	20,709

Income before income taxes	15,861	12,991	10,117
Income tax expense	5,051	3,742	3,325

Net income	$10,810	$9,249	$6,792

Net income available to common shareholders	$10,806	$9,244	$6,787

Per common share information:
Earnings	$7.27	$6.08	$4.26

Diluted earnings	$7.13	$5.91	$4.18

Dividends paid	$2.88	$2.44	$2.28

Average common shares issued and outstanding (in thousands)	1,486,703	1,520,042	1,594,957

Average diluted common shares issued and outstanding (in thousands)	1,515,178	1,565,467	1,625,654

(1)	Other income includes whole mortgage loan sale gains totaling $772, $500 and $27 for the years ended December 31, 2003, 2002 and 2001, respectively.

STATE STREET CORPORATION

Consolidated Statement of Condition

(Dollars in millions)	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$6,058	$3,376
Interest-bearing deposits with banks	30,392	21,738
Securities purchased under resale agreements	10,378	9,447
Federal funds sold	2,700	104
Trading account assets	673	405
Investment securities	36,818	38,215
Loans (less allowance of $36 and $61)	5,512	4,960
Premises and equipment	1,431	1,212
Accrued income receivable	1,085	1,015
Goodwill	1,462	1,326
Other intangible assets	466	525
Other assets	3,552	5,211

Total Assets	$100,527	$87,534

Liabilities

Deposits:
Noninterest-bearing	$9,793	$7,893
Interest-bearing — U.S.	6,093	5,062
Interest-bearing — Non-U.S.	42,043	34,561

Total Deposits	57,929	47,516
Securities sold under repurchase agreements	20,702	22,806
Federal funds purchased	5,500	1,019
Other short-term borrowings	1,881	1,437
Accrued taxes and other expenses	2,513	2,424
Other liabilities	3,415	4,363
Long-term debt	2,436	2,222

Total Liabilities	94,376	81,787

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none Common stock, $1 par: authorized 500,000,000; issued 337,126,000 and 337,132,000	337	337
Surplus	287	329
Retained earnings	5,463	5,007
Accumulated other comprehensive (loss) income	86	192
Treasury stock at cost (576,000 and 2,658,000)	(22)	(118)

Total Stockholders’ Equity	6,151	5,747

Total Liabilities and Stockholders’ Equity	$100,527	$87,534

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions, except per share data)	2004	2003	2004	2003
Fee Revenue:
Servicing fees	$568	$505	$1,693	$1,425
Management fees	156	141	456	396
Global securities lending	48	61	201	192
Foreign exchange trading	75	101	309	276
Brokerage fees	31	28	112	85
Processing fees and other	83	92	248	225

Total Fee Revenue	961	928	3,019	2,599

Net Interest Revenue:
Interest revenue	463	364	1,255	1,162
Interest expense	250	161	613	562

Net interest revenue	213	203	642	600
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	213	203	642	600
Gains on the sales of available-for-sale investment securities, net		(5)	19	29

Total Revenue	1,174	1,126	3,680	3,228

Operating Expenses:
Salaries and employee benefits	474	407	1,446	1,294
Information systems and communications	127	140	396	410
Transaction processing services	95	80	294	231
Occupancy	88	84	262	231
Merger and integration costs	16	26	50	81
Restructuring costs	—	3	—	295
Other	106	81	319	252

Total operating expenses	906	821	2,767	2,794

Income before income taxes	268	305	913	434
Income taxes	91	103	299	159

Net Income	$177	$202	$614	$275

Earnings Per Share:
Basic	$.52	$.61	$1.83	$.83
Diluted	.52	.60	1.80	.82

Average Shares Outstanding (in thousands):
Basic	335,626	332,246	335,065	331,056
Diluted	339,348	336,568	340,529	334,160

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,
	2003	2002	2001
	(Dollars in millions, except per share data)
FEE REVENUE:
Servicing fees	$1,950	$1,531	$1,433
Management fees	533	485	459
Global securities lending	245	226	272
Foreign exchange trading	391	300	368
Brokerage fees	122	124	89
Processing fees and other	315	184	148

Total fee revenue	3,556	2,850	2,769

NET INTEREST REVENUE:
Interest revenue	1,539	1,974	2,855
Interest expense	729	995	1,830

Net interest revenue	810	979	1,025
Provision for loan losses	—	4	10

Net interest revenue after provision for loan losses	810	975	1,015
Gains on the sales of available-for-sale investment securities, net	23	76	43
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	285	—	—
Gains on the sale of the Corporate Trust business, net of exit and other associated costs	60	495	—

Total revenue	4,734	4,396	3,827

OPERATING EXPENSES:
Salaries and employee benefits	1,731	1,654	1,663
Information systems and communications	551	373	365
Transaction processing services	314	246	247
Occupancy	300	246	229
Merger, integration and divestiture costs	110	—	—
Restructuring costs	296	20	—
Other	320	302	393

Total operating expenses	3,622	2,841	2,897

Income before income taxes	1,112	1,555	930
Income tax expense	390	540	302

Net income	$722	$1,015	$628

EARNINGS PER SHARE:
Basic	$2.18	$3.14	$1.94
Diluted	2.15	3.10	1.90
AVERAGE SHARES OUTSTANDING (IN THOUSANDS):
Basic	331,692	323,520	325,030
Diluted	335,326	327,477	330,492

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit
4.1	Indenture, dated as of July 9, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	10/7/04	4.1

4.2	First Supplemental Indenture, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	10/7/04	4.2

4.3	Form of 4.375% Convertible Senior Notes (included in Exhibit 4.2)	S-3	10/7/04	4.3

4.4	Registration Rights Agreement, dated as of July 9, 2004, among American Financial Realty Trust, Deutsche Bank Securities, Inc. and Banc of America Securities LLC.	S-3	10/7/04	4.4

4.5	Registration Rights Agreement, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Securities, Inc.	S-3	10/7/04	4.5

10.1	Agreement of Purchase and Sale, dated as of May 10, 2004, between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.1

10.2	First Amendment to Agreement of Sale and Purchase, dated as of September 2 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.2

10.3	Second Amendment to Agreement of Sale and Purchase, dated as of August 16, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.3

10.4	Third Amendment to Agreement of Sale and Purchase, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.4

10.5	Master Agreement Regarding Leases, dated as of September 22, 2004, by and between First States Investors 3300, LLC, as Landlord, and Wachovia Bank, National Association, as Tenant.	8-K	9/28/04	10.5

10.6	Lease Guaranty, dated as of September 22, 2004, executed by Wachovia Corporation in favor of First States Investors 3300, LLC.	8-K	9/28/04	10.6

10.7	Loan Agreement, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Lehman Brothers Holdings Inc.	8-K	9/28/04	10.7

10.9	Promissory Note, dated as of September 28, 2004, by First States Investors 3300, LLC, in favor of Lehman Brothers Holdings Inc., in the principal amount of $219,000,000.	8-K	9/28/04	10.8

10.10	Agreement of Sale and Purchase between Bank of America, N.A. and First States Group, L.P. dated September 27, 2004	8-K	10/1/04	10.1

10.11	Master Lease Agreement between First States Investors 5200, LLC, as Landlord, and Bank of America, N.A., as Tenant, dated October 1, 2004.	8-K	10/1/04	10.2

10.12	Guarantee, dated as of October 1, 2004, executed by Bank of America Corporation in favor of First States Investors 5200, LLC.	8-K	10/1/04	10.3

10.13	First Amendment to Loan Agreement, dated as of August 9, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.4

10.14	Second Amendment to Loan Agreement, dated as of September 30, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.5

10.15	Amended and Restated Promissory Note, dated as of September 30, 2004, by First States Investors DB I, LLC, in favor of Deutsche Bank AG, in the principal amount of up to $400,000,000.	8-K	10/1/04	10.6

10.16	Guaranty and Indemnity, dated as of September 30, 2004, by and between First States Group, L.P. and Deutsche Bank AG.	8-K	10/1/04	10.7

31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: November 9, 2004

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