Form 10-K
period 2004-12-31
AMERICAN FINANCIAL REALTY TRUST
filed 2005-03-10
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the fiscal year ended December 31, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004, was approximately $1,502,958,167. Such aggregate market value was computed by reference to the closing price of the common shares of beneficial interest as reported on the New York Stock Exchange on June 30, 2004. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

The number of shares outstanding of the registrant’s common shares of beneficial interest, $0.001 par value were 111,541,233 as of March 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

AMERICAN FINANCIAL REALTY TRUST

Part I

Item 1.    Business

We are a self-administered, self-managed real estate investment trust, or REIT, and are the only public REIT focused primarily on acquiring and operating properties leased to regulated financial institutions. As banks continue to divest their corporate real estate, we believe that our contractual relationships, growing visibility within the banking industry and flexible acquisition and lease structures position us for continued growth. We seek to lease our properties to banks and other financial institutions generally using long-term triple net or bond net leases, resulting in stable risk-adjusted returns on our capital.

Our innovative approach is designed to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that our strategy gives us a competitive advantage over more traditional real estate companies in acquiring real estate owned by banks and other financial institutions. We also believe that our recent transactions with Bank of America, N.A., Wachovia Bank, N.A. and State Street Corporation demonstrate our ability to cultivate and maintain mutually beneficial relationships with leading financial institutions.

Our interest in our properties is held through our Operating Partnership, First States Group, L.P. Through its wholly owned subsidiary, First States Group, LLC, American Financial Realty Trust is the sole general partner of the Operating Partnership and holds a 96.8% interest in the Operating Partnership as of December 31, 2004.

Our Formation

On May 23, 2002, we were formed as a Maryland REIT. We commenced operations on September 10, 2002 and sold 40,263,441 common shares in a private placement. On October 7, 2002, we completed the sale of an additional 501,800 common shares. These sales resulted in aggregate net proceeds of approximately $378.9 million. On September 10, 2002, as part of our formation transactions, we acquired, for an aggregate purchase price of $217.0 million, including assumption of indebtedness, a portfolio of 87 bank branches and six office buildings containing approximately 1.5 million rentable square feet from:

•	several individuals, including Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, and others affiliated or associated with us, including Shelley D. Schorsch, our Senior Vice President—Corporate Affairs and the wife of Mr. Schorsch, and Jeffrey C. Kahn, our former Senior Vice President—Acquisitions and Dispositions; and

•	several entities in which the persons mentioned above were equity holders.

We also acquired American Financial Resources Group, Inc., or AFRG, from Mr. Schorsch, Strategic Alliance Realty Group, LLC, or Strategic Alliance, from Mr. Schorsch and several other affiliated entities that now provide our properties with asset management, leasing, property management and accounting and finance services. We paid a purchase price of approximately $13.5 million for these entities.

In connection with these transactions, we assumed contracts and letters of intent to purchase additional properties, subject to satisfactory completion of our due diligence, from financial institutions such as Bank of America, N.A. and Wachovia Bank, N.A., having a potential aggregate gross purchase price of approximately $256.0 million.

As part of these formation transactions, we acquired 89% of the partnership interests, including the general partnership interest, in First States Partners II, L.P., the entity which at the time of the transactions owned our 123 South Broad Street property in Philadelphia, PA. The aggregate purchase price for these partnership interests was approximately $26.6 million, including the issuance of 991,205 units of our Operating Partnership valued at approximately $9.9 million. Certain of the sellers in this transaction, including Nicholas S. Schorsch and Shelley D. Schorsch, continue to own an aggregate 11% limited partnership interest in First States Partners II. Our Operating Partnership, as the owner of the general partner of First States Partners II, controls the decisions relating to the operations of First States Partners II. However, a majority of the owners of the 11% partnership interest retain the right to approve certain major transactions involving our 123 South Broad Street property, including its sale or refinancing for a period of three years, or until November 2005.

In the event our Operating Partnership does not offer to purchase the 11% partnership interest within the 30 days preceding November 10, 2005, that interest will increase to a 15% partnership interest, and our ownership percentage in First States Partners II will be correspondingly reduced to 85%. We expect to purchase the 11% partnership interest in November 2005.

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

Market Opportunity

According to the FDIC, commercial banks and savings institutions in the U.S. that are FDIC-insured owned approximately $101.2 billion in operating real estate as of December 31, 2004.

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

Office Buildings and Other Core Real Estate

We believe that the sale and leaseback of office buildings and other core real estate by financial institutions reflects a general trend among these institutions to focus on their primary businesses and reduce their ownership and management of real estate. We believe that financial institutions would generally prefer to control real estate through long-term leases with a preferred landlord, rather than through direct ownership. This parallels trends that have occurred in other industries, such as retail, where location and quality of real estate are key elements of the business, but direct ownership of such real estate is costly and tends to reduce operational flexibility.

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

Although the number of commercial banks and savings institutions has been declining due to consolidation, the number of bank branches in the U.S. has grown modestly as banks have been expanding their branch networks. According to the FDIC, the number of commercial banks and savings institutions that are FDIC-insured declined from 10,221 as of December 31, 1999 to 9,036 as of June 30, 2004 (most recent date that data is available). However, the FDIC reported that, during the same period, the number of FDIC-insured bank branches increased from 75,978 to 80,960. The following chart shows the total number of commercial banks and other financial institutions that are FDIC-insured and the total number of bank branches operating in the United States from 1999 through 2004 as reported by the FDIC:

	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	6/30/2004
Commercial Banks and Savings Institutions	10,221	9,904	9,613	9,354	9,182	9,036
Bank Branches	75,978	76,256	77,270	77,872	79,141	80,960

Banks typically require minimum deposit levels at branches to support their cost structure and to operate profitably, and often will close branches that do not meet these minimum levels. Smaller community banks are typically able to operate profitably on lower deposit levels than larger banks. In our experience, significant demand exists among smaller banks for leasing well-located branches vacated by larger banks. We believe that smaller banks are attracted to locations formerly occupied by larger banks because a main impediment to the expansion of smaller banks is the high cost associated with constructing new branches and the time required to build a deposit base at those branches. Bank branches vacated by larger financial institutions already contain customary bank layouts, fixtures and security features that are required by bank regulators. Further, a smaller bank that leases space that has been vacated by a larger bank can often attract deposits from a portion of the vacating bank’s customer base, thereby reducing the time required to build its deposit base. As of December 31, 2004, 87.0% of our bank branches were occupied.

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

Our Strategy

We seek to be the preferred landlord of banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that this strategy gives us a competitive advantage over more traditional real estate companies both in acquiring properties from and leasing properties to banks and other financial institutions. Our strategy is designed to provide us with both external and internal growth opportunities.

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

As of December 31, 2004, our portfolio consisted of properties acquired from financial institutions using our three acquisition structures: sale leaseback transactions, formulated price contracts, and specifically tailored transactions. These acquisition structures are described below.

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

While our formulated price contracts require that we assume the obligations of the financial institutions with respect to surplus bank branches that the financial institutions lease, we are not obligated under our formulated price contracts to assume lease obligations from financial institutions where the leases have a duration, including renewal periods at the tenant’s discretion, of less than seven years. At times, when we assume the lease obligations of a financial institution at a vacant property owned by a third party, we receive a payment equal to a fixed percentage of the remaining lease liability for that property. In addition, our assumption of these leases is sometimes conditioned on obtaining the consent of the landlord. If the financial institution from which we acquire the leasehold interest is not released from liability under the lease at the time we acquire it, we are required to provide security, typically through a letter of credit, for our obligations under the lease. Where a transaction requires a landlord’s consent, we frequently will obtain the consent of the landlord not only to assume the lease on the property, but also to sublease the property to other financial institutions in the future, thereby providing us with the opportunity to sublease these properties at a later date.

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

Specifically Tailored Transactions. Specifically tailored transactions involve the purchase of office buildings, bank branches or a combination thereof, in which we apply leasing and pricing structures specifically designed to meet the seller’s needs. In such transactions, we may acquire fee or leasehold interests in property, or a combination of both. Specifically tailored transactions often involve the acquisition of occupied, partially occupied and vacant real estate and may thus include a partial sale leaseback to the seller. In the case of a partial sale leaseback of an office building, we will seek to lease the balance of the available occupancy to other tenants, which may include financial institutions and other commercial tenants. We believe that our ability to consummate specifically tailored transactions represents a competitive advantage for us, in that we are willing to purchase all, rather than selected, properties available from a seller and to design the transaction and leaseback arrangements, if any, in a manner that benefits both parties.

Specifically tailored transactions provide significant benefits to us, including:

•	the opportunity to acquire properties through our relationships with financial institutions that otherwise would not be available for purchase and that have not been publicly marketed;

•	the ability to acquire properties in bulk from a single seller;

•	the ability to structure a transaction to provide economically advantageous terms for all parties;

•	the opportunity to acquire properties with the potential for stable, long-term operating profit; and

•	the ability to increase the value of the properties by leasing vacant space under long-term leases or to renegotiate existing leases at market rates, providing increased cash flow.

Landlord of Choice Transactions. In 2004, we introduced our innovative “landlord of choice” program to provide our best customers with the opportunity to develop properties (directly or with their chosen development partners) and then sell them to, and lease them back from, us upon the completion of construction. Through the “landlord of choice” program, our tenants can design office buildings and bank branches to their unique specifications, knowing that the ultimate owner, and their landlord, for these buildings will be us. From our perspective, the “landlord of choice” program provides us with newly constructed properties which are leased on a long term basis to core customers. In January 2005, we completed our first “landlord of choice” transaction, acquiring three office properties from Koll Development LLC, the chosen development partner of Citigroup. These three buildings, aggregating 531,000 square feet, are leased on a long term, “triple net” basis to a Citigroup affiliate.

Fostering Relationships. We believe that our business depends on developing strong relationships throughout the banking and financial services industries. We currently have contractual relationships with AmSouth Bank, Bank of America, N.A., R-G Crown Bank and KeyBank, N.A. relating to the purchase and repositioning of surplus bank branches. We have also had discussions with other major financial institutions, as well as many smaller institutions, which we believe will generate significant opportunities to expand our business. As of December 31, 2004 we leased properties to 88 different financial institutions.

Our strong relationships often serve as a key element in the marketing of new properties, as financial institutions often contact us to determine product availability in areas in which they are looking to open a new bank branch or lease office space. Unlike other real estate owners who do not specialize in financial institutions, we are able to provide existing and prospective tenants with otherwise unavailable bank branch locations to meet their specific expansion needs and with the means to efficiently dispose of underperforming or redundant real estate. As we grow our network of relationships with financial institutions, we expect that our ability to leverage these relationships into mutually beneficially arrangements will continue to increase.

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

Our existing formulated price contracts may require us to purchase, or as part of a larger portfolio transaction we may purchase, certain properties that do not meet our investment criteria. Subject to maintaining our qualification as a REIT, we intend to dispose of such properties where we determine that a sale of a property would be in our best interests and holding the property would be inconsistent with the investment parameters for our portfolio. For example, we typically dispose of bank branches that we are unable to lease to financial institutions and our board of trustees has approved a policy to dispose of such non-core properties. Pursuant to that policy, we generally intend to commence our efforts to dispose of a non-core property within 30 days of acquiring that property and to dispose of each non-core property within 12 months of acquiring it. If we wish to dispose of a non-core property or we believe that a disposition of a property might be subject to the prohibited transactions tax, we generally will dispose of the property through a taxable REIT subsidiary. In some cases, we hold properties that we identify as candidates for sale in our taxable REIT subsidiary. The disposition policy adopted by our board of trustees may be changed at any time without the consent of our shareholders.

Financing Strategy

We use a variety of financing methods to accomplish our goal of maintaining indebtedness at a targeted leverage ratio of approximately 65% of the undepreciated cost of our properties (including the portion of such cost attributable to leases in place and other real estate related intangibles). We generally choose a financing method based upon the most attractive interest rate, repayment terms and maturity dates available in the marketplace at the time, and customize our financing strategy for each type of transaction. We focus principally on fixed rate financing and generally seek to match the maturity of the debt (exclusive of scheduled amortization payments) to the lease term on the property securing the debt. Our financing strategies include:

•	Sale Leaseback Financing. Sale leaseback properties provide unique financing opportunities as a result of the credit tenant or net lease nature of the underlying lease obligations and the rated or ratable credit of the tenants supporting those obligations. Unlike financings that rely heavily on the quality of the underlying real estate for property valuation and loan terms, our sale leaseback financings focus principally on the quality of the tenant’s credit and on the completeness of the underlying lease obligations to provide an uninterrupted source of funds for loan repayment. Sale leaseback financings frequently permit an attractive loan-to-value ratio depending on the needs and desires of the borrower. Similar to securitized mortgage financings, sale leaseback financings usually prohibit prepayment entirely or require the payment of make-whole premiums or the posting of defeasance collateral.

•	Formulated Price Contract Financing. We sometimes lease surplus bank branches to banks and other financial institutions, which then provide us mortgage financing with respect to the leased property on favorable terms. Because the lender, as tenant under a long-term, triple net lease at the property, is also the primary, if not exclusive, funding source for repayment of the loan, loan underwriting issues are minimal. The lease and loan documents typically account for the relationship between the tenant and the lender by including set-off provisions that release us as the landlord/borrower from default under the loan documents to the extent that the default is attributable to the actions or inactions of the tenant/lender under the lease. In cases where we do not finance the property through the financial institution tenant, we typically obtain mortgage financing from another lender, often a financial institution with whom we have an ongoing relationship.

•	Specifically Tailored Transaction Financing. We usually finance office buildings and other properties that we acquire in specifically tailored transactions with mortgages that will be securitized individually or contributed to multiple loan securitizations, using collateralized mortgage-backed securities underwriting criteria and documentation. This financing structure typically contains provisions that provide for lock-out periods on prepayments, make-whole premiums or defeasance provisions, and reserves for capital expenditures and tenant improvement costs. By incorporating these restrictions in the financing structure, lenders are able to provide more advantageous loan-to-value ratios and interest rates. Mortgage financing loans that are contributed to securitizations are usually written on a non-recourse basis to the borrower, with carve-outs for fraud, misapplication of funds and other bad acts by the borrower or persons under the borrower’s control. In some cases, we use traditional non-securitized mortgage financing.

We consider a number of factors when evaluating our level of indebtedness and making financing decisions, including, among others, the following:

•	the interest rate of the proposed financing;

•	the extent to which the financing impacts the flexibility with which we manage our properties;

•	prepayment penalties and restrictions on refinancing;

•	the purchase price of properties to be acquired with the financing;

•	our long-term objectives with respect to the properties securing the financing;

•	our target investment return;

•	the terms of any existing leases;

•	the credit of tenants leasing the properties;

•	the estimated market value of the properties upon refinancing; and

•	the ability of particular properties, and our company as a whole, to generate cash flow to cover expected debt service.

We will also consider the impact of individual financings on our corporate financial structure. Among the factors we consider are:

•	our overall level of consolidated indebtedness;

•	the timing of debt and lease maturities;

•	provisions that require recourse and cross-collateralization;

•	corporate credit ratios including debt service coverage, debt as a percentage of total market capitalization and debt as a percentage of real estate assets; and

•	the overall ratio of fixed- and variable-rate debt.

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

Our indebtedness may be recourse, non-recourse or cross-collateralized. If the indebtedness is recourse, our general assets may be included in the collateral. If the indebtedness is non-recourse, the collateral will be limited to the particular property to which the indebtedness relates. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on the properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to finance acquisitions, for the redevelopment of existing properties, for general working capital purposes or to purchase additional interests in partnerships or joint ventures. If necessary, we may also borrow funds to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. We may also incur indebtedness for other purposes when, in our opinion, it is advisable.

Our Strengths

We believe that our business strategy and operating model distinguish us from developers and other owners, operators and acquirors of real estate in a number of ways, including:

•	Banking Industry Focus. The extensive real estate holdings of the banking industry present us with the opportunity to continue to grow our portfolio in the future. We believe that consolidation activity, the sale of underutilized real estate, regulatory restrictions affecting banks’ ability to hold real estate for investment purposes and other trends in the banking industry are likely to continue to result in acquisition opportunities for us.

•	Limited Competition. We believe that we are the only real estate company that acquires the full range of real estate from banks and other financial institutions through sale leaseback and specifically tailored transactions, as well as by utilizing our unique formulated price contract structure. Most of our acquisitions have been privately negotiated and have not resulted from a competitive bidding process.

•	High Credit Quality Tenants. Our tenant base consists principally of banks and other financial institutions that are highly regulated. As of December 31, 2004, 88.4% of our contractual base rent from our portfolio was derived from financial institutions in the aggregate and 86.3% was derived from entities with current credit ratings of “A-” or better as reported by Standard & Poor’s. Contractual base rent is the contractual rent required to be paid by a tenant under a lease during the ensuing 12 month period, taking into account all scheduled rental increases and decreases, but excluding reimbursable expenses and the effect of straightlining. Our bank tenants are subject to regulatory oversight by government agencies that is intended to ensure ongoing financial viability. As of December 31, 2004, 11.6% of the contractual base rent from our portfolio was derived from non-financial institution tenants. While our non-financial institution tenants typically do not have credit ratings by Standard & Poor’s or other similar credit-reporting agencies, and are not required to have any minimum credit rating, we typically assess such prospective tenants by performing background analysis consistent with industry practices evaluating both the general desirability of the tenants as well as their ability to comply with the financial and other terms of our leases.

•	Diversified within Industry Niche. Our portfolio is diversified geographically and by asset type within the banking industry. As of December 31, 2004, our portfolio included both small and large office buildings, as well as bank branches, located in 33 states and Washington D.C.

•	External Growth Opportunities. We believe that our focus on the banking industry, existing relationships with financial institutions, growing visibility in the banking industry and flexible acquisition structures will continue to provide us with opportunities to acquire properties that meet our portfolio criteria.

•	Internal Growth Opportunities. Through our specifically tailored transactions, we often acquire partially occupied properties at prices based on rental income being generated at the time of the acquisition. We also acquire vacant bank branches under our formulated price contracts based on independent appraisals using a valuation methodology that values the property based on its highest and best use and its alternative use, and then applies a negotiated discount. Through our active management and leasing efforts, we believe that we are well-positioned to maximize the value of the underutilized or vacant real estate we acquire. In addition, we strive to increase cash flow by negotiating leases with scheduled rent increases.

•	Stable Risk-Adjusted Returns. We typically enter into long-term triple net or bond net leases with our tenants, many of which are the sellers of the properties. As of December 31, 2004, the weighted average term of our leases was 14.7 years. In addition, as of December 31, 2004, approximately 89.7% of our contractual base rent was derived from triple net and bond net leases under which we are not responsible for operating expenses or from other similar leases where our exposure to operating expenses is limited by a cap which has been or, we expect, will be reached in the near future. We believe that these types of leases generate consistent and predictable returns, protecting us from market fluctuations and increases in operating expenses.

Dependence on Certain Tenants

As of December 31, 2004, Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A. represented approximately 43.8%, 19.9% and 14.7%, respectively, of our portfolio’s contractual base rent and occupied approximately 46.8%, 3.1% and 22.2%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America, State Street Corporation or Wachovia Bank, or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale.

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

Property Management. Our property management functions include the coordination and oversight of tenant improvements and building services. For our office buildings and vacant bank branches, we currently outsource all day-to-day property management functions except with respect to the properties located in the Philadelphia, Pennsylvania and surrounding metropolitan areas. For our properties leased to tenants under triple net and bond net leases, the tenant is responsible for expenses related to all such functions.

Accounting and Finance. We perform accounting and finance services relating to the management of our real estate. Through our use of specialized real estate management software, our accounting and finance team can quickly integrate a large number of properties into our portfolio without the need to substantially increase the number of accounting employees. Our accounting and finance personnel perform management of accounts payable, collection of receivables and budgeting of operating expenses through consultation with our asset management group.

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

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in the building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

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

Employees

We employed 120 full-time employees as of March 10, 2005. We believe that our relations with our employees are good.

Available Information

Our Internet address is www.afrt.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC and is intended to be an inactive textual reference only.

You may request a copy of these filings, at no cost, by contacting, Investor Relations, American Financial Realty Trust, 1725 The Fairway, Jenkintown, Pennsylvania 19046, by telephone at 215-887-2280, by facsimile at 215-887-9856, or by e-mail at ir@afrt.com.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

Item 2.    Properties

As of December 31, 2004, we owned or held leasehold interests in 959 properties located in 33 states and Washington, D.C., containing an aggregate of approximately 32.8 million rental square feet. The following table presents our portfolio as of December 31, 2004, grouped according to the transaction in which we acquired the properties.

In thousands, except number of buildings and rentable square feet.

Seller / Property Name	Date of Acquisition	Number of Buildings	Rentable Square Feet	Occupancy Percentage	Contractual Base Rent(1)
Formation Transactions	September 2002	76	1,416,873	96.0%	$22,858
Wachovia Formulated Price Contracts	Various	51	271,990	65.4%	3,963
Bank of America, N.A.	December 2002	13	412,547	63.3%	3,727
AmSouth Formulated Price Contracts	Various	6	33,368	0.0%	—
Dana Commercial Credit	January 2003	16	3,804,152	94.5%	44,447
Pitney Bowes—Wachovia	March 2003	86	1,068,706	90.9%	10,645
Finova Capital—BB&T	April 2003	10	250,808	100.0%	2,296
Bank of America Formulated Price Contracts	Various	14	96,890	1.6%	10
Bank of America, N.A.	June 2003	153	7,297,247	82.2%	54,689
Citigroup	August 2003	6	32,494	82.7%	510
Pitney Bowes—Key Bank	September 2003	31	153,950	100.0%	3,595
Pitney Bowes—Bank of America	September 2003	96	477,318	94.1%	8,155
Three Beaver Valley	September 2003	1	263,058	100.0%	4,550
Bank of America Plaza	December 2003	1	750,000	94.4%	8,568
Other	Various	8	40,857	37.7%	322
State Street Financial Center	February 2004	1	1,024,998	100.0%	66,888
Potomac Realty—Bank of America	February 2004	5	50,982	100.0%	1,109
215 Fremont Street and Harborside	June 2004	2	661,308	60.9%	10,906
101 Independence Center	July 2004	1	526,205	90.0%	9,427
Wachovia Bank, N.A.	September 2004	137	7,054,859	85.9%	31,816
Bank of America, N.A.	October 2004	245	7,071,825	88.5%	47,986

		959	32,760,435	87.0%	$336,467

(1)	The contractual rent required to be paid by a tenant under a lease during the ensuing 12 month period, taking into account all scheduled rental increases and decreases, but excluding reimbursable expenses and straightlining. Contractual base rent does not include any amounts attributable to periods after a property is sold or after the effective date of a contractual lease expiration or early termination. For gross leases, contractual base rent includes the entire amount paid by the tenant, including any portion that may be applied by the landlord to the payment of operating expenses.

The following descriptions reflect the principal terms of each significant acquisition.

Dana Commercial Credit Portfolio: In January 2003, we acquired 14 office buildings and two parking facilities, containing approximately 3.8 million net rentable square feet, from a wholly owned subsidiary of Dana Commercial Credit Corporation. Under the terms of the Company’s net lease with Bank of America, we will receive annual minimum rental payments of approximately $40.4 million from January 2003 through January 2010. From January 2011 through 2022, Bank of America is not required to pay any base rental income (except for an approximately $3.0 million payment in January 2011), but will continue to pay operating expenses on the space that it occupies. Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise permitted under the lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. In June 2004, Bank of America exercised its option to vacate appropriately 654,000 square feet.

Pitney Bowes—Wachovia Portfolio: In March 2003, we acquired a portfolio of 87 properties acquired by Pitney Bowes through a sale leaseback arrangement with Wachovia Bank, N.A. Concurrent with this acquisition, we entered into net lease agreements with Wachovia Bank, N.A. for 74 properties, with the leases expiring at various dates from 2010 through 2023. In addition, in conjunction with this acquisition, we assumed net leases on the 13 remaining properties that are currently leased to various third party financial institutions, with leases expiring at various dates through 2010.

Bank of America Specifically Tailored and Sale Leaseback Transaction: On June 30, 2003, we acquired from Bank of America, N.A., a portfolio of 27 large office buildings and 131 small office buildings containing approximately 8.1 million rentable square feet. Bank of America, N.A. has initially leased an aggregate of approximately 64.7% of the rentable square feet in this portfolio with an initial lease term of 20 years. Bank of America, N.A. will pay approximately $45.0 million in annual base rent under the 20 year lease for this portfolio. Bank of America, N.A. has the option to renew this lease for up to six successive five year terms. In the case of a renewal, the rent will be the fair market rental value of the premises, as determined in accordance with the lease.

Pitney Bowes—Bank of America: On September 25, 2003, we acquired 97 bank branches containing approximately 479,000 square feet from Prefco III Limited Partnership. Bank of America, N.A. leases 73 of the properties for 20 years on a triple net lease basis. Among the remaining properties, seven are leased to Bank of America, N.A. for varying terms, 14 are subleased with leases expiring in December 2008 and the remaining three were acquired vacant.

Three Beaver Valley: On September 30, 2003, pursuant to the exercise of a purchase option entered into in May 2002, we acquired all of the ownership interests of First States Wilmington JV, L.P. (FSW), the beneficial owner of Three Beaver Valley, a Class A office building containing approximately 263,000 square feet. The property, located in Wilmington, DE, is fully occupied and leased on a triple net basis to American International Insurance Company (a wholly-owned subsidiary of American Insurance Group) and Wachovia Bank, N.A. Total consideration paid for the FSW interests was approximately $51.8 million, of which approximately $44.8 million consisted of the assumption of variable rate debt. The remaining consideration consisted primarily of units in our Operating Partnership and cash. Prior to the acquisition, FSW was controlled by our Chief Executive Officer.

Bank of America Plaza: On December 15, 2003, we acquired an office building located in St. Louis, Missouri from a subsidiary of General Electric containing approximately 750,000 square feet. The property is primarily occupied by Bank of America and IBM.

State Street Financial Center: On February 17, 2004, we completed the acquisition of State Street Financial Center, a 36-story, Class A office building in Boston’s Financial District that is 100% leased through September 2023 to a wholly-owned affiliate of State Street Corporation. The property also includes a 900-space parking garage. We acquired State Street Financial Center for a purchase price of approximately $706.9 million, including transaction costs, and financed the acquisition with available cash, $520.0 million in debt financing and the issuance of 1,974,997 units in our Operating Partnership, valued at approximately $35.9 million. In connection with the transaction, we paid a lease inducement fee of $8.7 million to a wholly-owned affiliate of State Street Corporation to modify the terms of its lease on the property. Subsequent to the transaction, we also leased the property’s parking garage to a wholly-owned affiliate of State Street Corporation on a triple net basis for 20 years. We sold a 30% minority ownership interest in this property (including the garage) to IPC US Real Estate Investment Trust (IPC) in December 2004 for cash of approximately $60.3 million.

215 Fremont Street and Harborside: On June 25, 2004, we acquired from Charles Schwab & Co., Inc. (Schwab) a Class A office building in San Francisco, containing approximately 373,500 square feet that is 100% leased on a bond net basis by Schwab for an initial term of 20 years. We acquired the property for a purchase price of approximately $135.8 million, including transaction costs. Concurrently, in a separate transaction, we entered into an agreement to sublease from Schwab approximately 288,000 square feet of vacant space in the Harborside building, a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, we agreed to sublease this additional space from Schwab. All of our subleases with Schwab will terminate in October 2017, the same date that Schwab’s leases with the ultimate owner terminate. In exchange for the agreements described above, Schwab has agreed to pay a sublease management and standby subtenant fee of approximately $11.5 million, payable over the 18 months ending June 30, 2005, including approximately $9.0 million of payments made through December 31, 2004. Additionally, Schwab will provide a rent credit, payable through December 31, 2007, totaling approximately $40.0 million, against our initial sublease obligations.

101 Independence Center: On July 29, 2004, we acquired 101 Independence Center, an approximately 526,000 square foot, Class A office building in Charlotte, North Carolina. We acquired the property from Cousins Properties Incorporated for an aggregate purchase price of approximately $106.2 million, including transaction related expenses. The purchase price included the assumption of approximately $43.3 million of outstanding indebtedness and the associated make-whole premium on the assumed debt of approximately $4.8 million. In connection with the acquisition, Bank of America, N.A. extended its lease for 344,000 square feet at the property through 2021, subject to certain termination rights. As consideration for the lease extension, we paid Bank of America, N.A. a lease extension fee of approximately $5.7 million. We completed an amendment on the assumed outstanding indebtedness and paid the associated make-whole premium to the lender in October 2004.

Wachovia Bank, N.A.: On September 22, 2004, we acquired from Wachovia Bank, N.A. a portfolio of 140 properties aggregating approximately 7.6 million square feet. The purchase price for the portfolio was approximately $510.4 million, including transaction-related expenses. Wachovia Bank, N.A. has leased approximately 4.7 million square feet, or 61%, of the portfolio for a 20-year term at an annual triple net rental rate equal to approximately 8.5% of the purchase price for the leased space, and an additional 1.0 million square feet, or 13%, of the portfolio on a short term (cancellable) basis for rent equal to operating expenses for the properties. The lease permits Wachovia Bank, N.A. to reduce its leased premises by up to 5% after each of the fourth, ninth and fourteenth lease years without penalty. Such rights are cumulative, such that if Wachovia Bank, N.A. does not exercise its termination rights in the fourth and ninth years, it carries over any such unexercised rights into future years. Wachovia Corporation has guaranteed the lessee’s obligations under the leases.

Bank of America, N.A.: On October 1, 2004, we completed the acquisition of a portfolio of 248 properties, aggregating 7.3 million square feet, from Bank of America, N.A. On November 22, 2004, we acquired Bank of America, N.A.’s operations center in Kansas City, Missouri, a 317,000 square foot property that was temporarily held back from the original transaction, increasing the size of the overall portfolio to 249 properties and 7.6 million square feet. The purchase price for the portfolio was approximately $575.8 million, including transaction-related expenses. Bank of America, N.A. has leased approximately 4.6 million square feet, or 62%, of the portfolio for a term of 15 years at an annual triple net rental rate equal to approximately 8.6% of the purchase price for the leased space (excluding certain additional rent payable in the first 12 months of the lease term) and will be entitled to occupy an additional approximately 1.3 million square feet, or 18%, of the portfolio for a weighted average term of six months. The lease permits Bank of America, N.A. to reduce its long-term leased premises by up to 200,000 square feet after the end of the second lease year upon payment of a termination fee equal to approximately $3.00 per square foot and up to an additional 200,000 square feet after the end of the third lease year upon payment of a termination fee equal to approximately $4.50 per square foot. Additionally, Bank of America, N.A. has the right to reduce its long-term leased premises by up to 150,000 square feet after three and one-half lease years and eight and one-half lease years without penalty. All such rights are cumulative, such that if Bank of America, N.A. does not exercise its termination rights in any year, it carries over any such unexercised rights into future years. Bank of America Corporation has guaranteed the lessee’s obligations under the lease.

At December 31, 2004, we leased properties to over 850 tenants. The following table sets forth information regarding leases with our five largest tenants based upon contractual base rent and rentable square feet.

	Number of Locations	Contractual Base Rent	% of Portfolio Contractual Base Rent	Rental Square Feet	% of Portfolio Rentable Square Feet
Bank of America, N.A.	509	$147,424,260	43.8%	15,325,807	46.8%
Subsidiary of State Street Corporation	1	66,888,125	19.9	1,024,998	3.1
Wachovia, N.A.	207	49,444,514	14.7	7,271,272	22.2
Charles Schwab & Co., Inc	1	10,761,010	3.2	373,470	1.1
KeyBank, N.A.	33	3,958,180	1.2	172,436	0.5

	751	$278,476,089	82.8%	24,167,983	73.8%

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote by Security Holders

None

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Our common shares of beneficial interest trade on the New York Stock Exchange under the symbol “AFR.” The following table sets forth the high and low sales prices for each quarter in the years ending December 31, 2004 and 2003 as quoted on the New York Stock Exchange commencing with the second quarter of fiscal 2003, which was the quarter during which we completed our initial public offering.

	High	Low
Fiscal Year 2003:
Second Quarter(1)	$15.05	$14.09
Third Quarter	$15.40	$13.40
Fourth Quarter	$17.30	$14.11

Fiscal Year 2004:
First Quarter	$18.62	$16.21
Second Quarter	$17.20	$12.60
Third Quarter	$15.00	$13.05
Fourth Quarter	$16.26	$14.11

(1)	Our common shares began trading on the New York Stock Exchange on June 26, 2003 in connection with our initial public offering.

The number of holders of record of our shares was 247 as of March 8, 2005. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

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

Cash dividends declared during the years ended December 31, 2004 and 2003 were as follows (in thousands, except per share data):

	Per Common Share and Operating Partnership Unit	Total Dollars Declared to
		Common Shareholders	Operating Partnership Unitholders
Fiscal Year 2003
First Quarter	$0.25	$10,947	$1,114
Second Quarter	0.25	10,947	1,114
Third Quarter	0.25	27,037	1,235
Fourth Quarter	0.25	27,067	1,228

Fiscal Year 2004
First Quarter	0.25	27,412	1,665
Second Quarter	0.25	27,477	1,613
Third Quarter	0.26	28,835	970
Fourth Quarter	0.26	28,860	944

We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. See the section entitled “Risk Factors” in Item 7A, Part II of this Form 10-K.

Equity Compensation Plans

Information about our equity compensation plans at December 31, 2004 was as follows (in thousands, except per share data):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity Compensation plans approved by security holders(1)	3,610,395	$10.37	6,132,914
Equity Compensation plans not approved by security holders	—	—	—

Total	3,610,395	$10.37	6,132,914

(1)	Relates to our 2002 Equity Incentive Plan
(2)	Weighted average exercise price of outstanding options, excludes restricted common shares

Item 6.    Selected Financial Data

The selected financial data presented below as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2004 and 2003 and the period from September 10, 2002 to December 31, 2002 are derived from the consolidated financial statements of American Financial Realty Trust. The financial data as of December 31, 2001 and 2000 and for the period January 1, 2002 to September 9, 2002 and the years ended December 31, 2001 and 2000 are derived from the combined financial statements of our predecessor entities, which consisted of American Financial Resource Group, Inc. and its wholly owned subsidiaries, First States Management Corp., First States Properties, Inc., Strategic Alliance Realty LLC, First States Properties, L.P., First States Partners, L.P., Chester Court Realty, L.P., Dresher Court Realty, L.P., First States Partners II, L.P., First States Partners III, L.P., First States Holdings, L.P., and the general partner of each of these partnerships, all of which are deemed to be our predecessor entities for accounting purposes.

The historical financial statements of our predecessor entities represent the combined financial condition and results of operations of the entities that previously owned our initial properties and operating companies, as well as several properties and an entity controlled by Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, or by his wife, Shelley D. Schorsch, our Senior Vice President—Corporate Affairs, that we did not acquire in connection with our formation transactions. In addition, the historical financial information for our predecessor entities included herein and set forth elsewhere reflects our predecessor entities’ corporate investment strategy. Historically, our predecessor entities often funded new acquisitions by selling core investment properties, a strategy which we discontinued when we became a REIT. Accordingly, historical financial results are not indicative of our future performance. In addition, since the financial information presented below is only a summary and does not provide all of the information contained in our financial statements, including related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements, including related notes and the Reports of Independent Registered Public Accounting Firm, which refers to the fact that the consolidated financial information for American Financial Realty Trust is presented on a different cost basis than that of the Predecessor and, therefore, is not comparable.

In thousands, except per share data

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002
Operating Information:
Total revenues	$337,352	$129,169	$13,202
Income (loss) from continuing operations	(23,969)	(26,068)	8,412
Net income (loss)	(22,245)	(18,822)	8,944
Basic income (loss) per share:
From continuing operations	(0.24)	(0.36)	0.20
From discontinued operations	0.02	0.10	0.01
Total basic income (loss) per share	(0.22)	(0.26)	0.21
Diluted income (loss) per share:
From continuing operations	(0.24)	(0.36)	0.19
From discontinued operations	0.02	0.10	0.01
Total diluted income (loss) per share	(0.22)	(0.26)	0.20
Dividends/distributions declared per common share and Operating Partnership units	1.02	1.00	0.22

Cash Flow Information:
From operating activities	96,971	94,809	12,879
From investing activities	(1,702,074)	(46,387)	(1,365,239)
From financing activities	1,504,551	101,894	1,413,202

	December 31, 2004	December 31, 2003	December 31, 2002
Balance Sheet Information:
Real estate investments, at cost	$3,054,532	$1,654,723	$250,544
Cash and cash equivalents	110,607	211,158	60,842
Marketable investments and accrued interest	24,272	67,561	144,326
Residential mortgage-backed securities portfolio	—	—	1,116,119
Intangible assets, net	590,341	115,084	2,413
Total assets	3,951,847	2,142,339	1,605,165
Mortgage notes payable	2,008,554	921,355	149,886
Credit facility	270,000	—	—
Convertible debt, net	445,926	—	—
Reverse repurchase agreements	—	—	1,053,529
Total debt	2,724,480	921,355	1,203,415
Below-market lease liabilities, net	59,232	49,485	1,268
Total liabilities	3,016,789	1,128,373	1,231,990
Minority interest	65,099	36,365	36,513
Total shareholders’ equity	869,959	977,601	336,662
Total liabilities and shareholders’ equity	3,951,847	2,142,339	1,605,165

	Predecessor
	Period from January 1, 2002 to September 9, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Operating Information:
Total revenues	$23,981	$34,237	$17,226
Income (loss) from continuing operations	(3,130)	(6,220)	4,657
Net income (loss)	5,657	(2,280)	5,156

Cash Flow Information:
From operating activities	2,382	4,587	112
From investing activities	6,625	(5,745)	(166,748)
From financing activities	(7,388)	949	118,121

		December 31, 2001	December 31, 2000
Balance Sheet Information:
Real estate investments, at cost		$177,578	$172,518
Cash and cash equivalents		1,597	1,806
Marketable investments and accrued interest		546	14
Total assets		183,760	182,186
Mortgage notes payable		158,587	158,700
Credit facilities		3,791	396
Other indebtedness		4,754	5,093
Total debt		167,132	164,189
Total liabilities		174,611	169,670
Owners’ net investment		9,149	12,516
Total liabilities and owners’ net investment		183,760	182,186

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition; and

•	the conversion contingency provisions of our convertible senior notes.

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

Our approach is designed to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that our strategy gives us a competitive advantage over more traditional real estate companies in acquiring real estate owned by banks and other financial institutions. We also believe that our recent transactions with Bank of America, N.A. Wachovia Bank, N.A. and State Street Corporation demonstrate our ability to cultivate and maintain mutually beneficial relationships with leading financial institutions.

As of December 31, 2004, our portfolio consisted of 570 bank branches and 389 office buildings, containing an aggregate of approximately 32.8 million rentable square feet. During the year ended December 31, 2004, we acquired interests in 436 properties, containing an aggregate of approximately 17.7 million square feet, for an aggregate purchase price of approximately $2,064.2 million and the issuance of Operating Partnership units valued at $35.9 million. The most significant transactions included the acquisition of a portfolio of 140 properties from Wachovia Bank, N.A. and 250 properties, including one leasehold interest, from Bank of America, N.A., each aggregating 7.6 million square feet. Wachovia Bank, N.A. has leased approximately 4.7 million square feet, or approximately 61% of the portfolio for a term of 20 years. Bank of America, N.A. has leased approximately 4.6 million square feet, or 62%, of the portfolio for a term of 15 years. Other significant acquisitions included the purchase of State Street Financial Center, an approximately 1.0 million square foot office building in Boston’s Financial District that is 100% leased to a wholly-owned affiliate of State Street Corporation, 215 Fremont Street, an approximately 373,500 square foot office building in San Francisco that is 100% leased on a bond net basis by Charles Schwab & Co., and 101 Independence Center, an approximately 526,000 square foot office building in Charlotte, North Carolina that is approximately 90% leased, with Bank of America, N.A. occupying 65% of the space as of December 31, 2004.

During the year ended December 31, 2004, we sold 55 non-core properties, received net proceeds of $185.9 million and recognized a net gain of $11.5 million. In addition, on December 22, 2004, we sold a 30% interest in State Street Financial Center that resulted in a net gain of approximately $17.7 million.

During the year ended December 31, 2004, we completed several significant financing transactions. The most significant transaction included a private placement of $450.0 million in convertible senior notes which bear interest at 4.375% and mature in 2024. We leveraged certain 2004 acquisitions, in addition to previously unencumbered properties. Significant transactions included a $520.0 million credit tenant lease financing secured by State Street Financial Center, a $234.0 million financing secured by properties in the portfolio we purchased from Wachovia Bank, N.A. in September 2004 and a $133.9 million credit tenant lease financing secured by our 215 Fremont Street building. We also negotiated an increase in the maximum amount available under our secured credit facility from $300.0 million to $400.0 million until March 31, 2005. As of December 31, 2004, we had $270.0 million outstanding under this facility primarily secured by properties in the portfolio we purchased from Bank of America, N.A. in October 2004. In March 2005, we completed a $304.0 million secured financing on this portfolio and simultaneously repaid the total outstanding balance on the secured credit facility.

Summarized in the table below are our key portfolio metrics. The stability and quality of our tenants is key to our strategy, and we saw significant increases in these areas. Contractual rent from financial institutions rose 2.1% and contractual rent from tenants with an A- or better credit rating rose 3.5%. Contractual rent from net leases rose over 3.1% and the weighted average lease term rose 1.4 years to 14.7 years. Overall occupancy declined from 88.9% to 87.0% due principally to the acquisition of 436 properties in 2004 at an average occupancy rate below that of our existing portfolio.

	December 31,
	2004	2003
Occupancy	87.0%	88.9%
% contractual rent from financial institutions	88.4%	86.3%
% contractual rent from tenants rated “A-” or better (per Standard & Poor’s)	86.3%	82.8%
% contractual rent from net leases(1)	89.7%	86.6%
Average remaining lease term (years)	14.7	13.3

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect, will be reached in the near future.

We intend to continue our strategy of acquiring high quality properties through a combination of sale leaseback transactions, specifically tailored transactions, landlord of choice transactions and through our formulated price contracts, and to finance our acquisitions with a combination of equity and debt. We expect to arrange long-term debt primarily on a secured, fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout the banking industry, which we expect will lead to further acquisition opportunities. We will also continue to dispose of non-core properties that do not meet our continuing portfolio objectives.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated and combined financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of its leases reported on a straightline basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straightline basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Revenues also includes income related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated and combined statements of operations.

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

We follow Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

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

Purchase Price Allocation

Pursuant to SFAS No. 141, “Business Combinations,” we follow the purchase method of accounting for all business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination can be recognized and reported apart from goodwill, we ensure that the applicable criteria specified in SFAS No. 141 are met.

We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

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

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

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

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired.

Accounting for Derivative Financial Investments and Hedging Activities

We use derivatives to hedge, fix and cap interest rate risk and we account for our derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and currently used by the Company to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. For the Company, SFAS No. 123(R) is effective as of the beginning of the first interim or annual period that begins after June 15, 2005 and the Company plans to adopt SFAS No. 123(R) as of July 1, 2005. As a result of adopting SFAS No. 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date.

Results of Operations

Comparison of the Years Ended December 31, 2004 and 2003

Net Loss

Net loss increased approximately $3.4 million to approximately $22.2 million for the year ended December 31, 2004, from approximately $18.8 million for the year ended December 31, 2003. This increase was primarily attributable to (i) approximately $15.0 million of loss relating to the net impact of the 915 properties we did not own during all or part of the year ended December 31, 2003, including the interest expense associated with the financing of certain acquisitions, (ii) an increase in general and administrative expenses of approximately $13.5 million related to compensation and other employee benefits, the investigation of European expansion opportunities, insurance premiums, marketing, travel, and professional fees, (iii) a decrease of approximately $5.5 million related to income from discontinued operations, (iv) a decrease of approximately $4.7 million in net interest income from our residential mortgage-backed securities portfolio and (v) approximately $1.9 million relating to severance and accelerated amortization of deferred compensation resulting from the departure of an executive officer. This was partially offset by (i) an approximately $17.7 million gain on the sale of a 30% interest in State Street Financial Center, (ii) a decrease in expense of approximately $12.5 million related to the cash and contingent restricted share components of our Outperformance Plan due to variable plan accounting adjustments and (iii) a decrease in net loss on the sale of investments consisting primarily of residential mortgage-backed securities of approximately $8.8 million.

Revenues

Rental income increased approximately $144.8 million, or 158.4%, to approximately $236.2 million for the year ended December 31, 2004, from approximately $91.4 million for the year ended December 31, 2003. Operating expense reimbursements increased approximately $64.4 million, or 192.2%, to approximately $97.9 million for the year ended December 31, 2004, from approximately $33.5 million for the year ended December 31, 2003. This increase in rental income and operating expense reimbursements was primarily attributable to revenues related to the properties we did not own during all or part of the year ended December 31, 2003, including the Bank of America, N.A. portfolios acquired in June 2003 and October 2004, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Pitney Bowes-Bank of America portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street and 101 Independence Center.

Additionally, rental income and operating expense reimbursements for the year ended December 31, 2004 increased on the Dana Commercial Credit portfolio as a result of Bank of America, N.A.’s return of approximately 654,000 square feet in June 2004. The lease agreement requires Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009, and 2015. The return of the space does not reduce the amount of Bank of America, N.A.’s contractual rent obligations. As a result, in June 2004, in addition to the income we already receive from Bank of America, N.A. for the properties, we also began collecting rental income and operating expense reimbursements directly from subtenants that occupy a portion of the returned space and from Bank of America, N.A. directly for certain space that it decided to retain. Bank of America, N.A. and various third party tenants currently continue to lease approximately 450,000 square feet of the returned space.

The following table summarizes rental income and operating expense reimbursements for the years ended December 31, 2004 and 2003 by real estate portfolio (amounts are in thousands):

Portfolio Name	Date(s) of Acquisition	Rental Income Year Ended December 31,		Operating Expense Reimbursements Year Ended December 31,
		2004	2003	2004	2003
Formation Transactions	Sept. 2002	$25,207	$25,960	$7,485	$7,371
Formulated Price Contracts	Various	4,296	2,743	423	350
Bank of America, N.A.	Dec. 2002	4,312	4,657	1,882	2,006
Dana Commercial Credit	Jan. 2003	21,067	16,816	802	—
Pitney Bowes—Wachovia	March 2003	13,049	10,242	12	12
Finova Capital—BB&T	April 2003	2,296	1,627	—	—
Bank of America, N.A.	June 2003	61,062	33,497	51,794	25,258
Pitney Bowes—KeyBank	Sept. 2003	2,969	863	—	—
Pitney Bowes—Bank of America	Sept. 2003	6,440	1,699	5	—
Three Beaver Valley.	Sept. 2003	4,692	1,170	1,891	421
Bank of America Plaza	Dec. 2003	8,771	406	5,998	327
State Street Financial Center	Feb. 2004	58,420	—	1,867	—
Potomac Realty—Bank of America	Feb. 2004	984	—	301	—
215 Fremont Street and Harborside	June 2004	5,779	—	450	—
101 Independence Center	July 2004	3,092	—	1,669	—
Wachovia Bank, N.A.	Sept. 2004	9,677	—	13,693	—
Bank of America, N.A.	Oct. 2004	10,996		13,389
Discontinued operations		(6,914)	(8,328)	(3,767)	(2,274)

Total		$236,195	$91,352	$97,894	$33,471

Expenses

Total expenses increased approximately $227.2 million, or 148.9%, to approximately $379.8 million for the year ended December 31, 2004, from approximately $152.6 million for the year ended December 31, 2003. This increase resulted primarily from additional property operating expenses, interest expense and depreciation and amortization expense associated with the 915 properties we did not own during all or part of the year ended December 31, 2003. The increase is also attributable to higher general and administrative expenses related to compensation and other employee benefits, the investigation of European expansion opportunities, insurance premiums, marketing, travel and professional fees and approximately $1.9 million relating to severance and accelerated amortization of deferred compensation resulting from the departure of an executive officer. These expense increases were partially offset by a decrease of approximately $12.5 million related to the cash and contingent restricted share components of our Outperformance Plan.

Property operating expenses increased approximately $97.6 million, or 200.0%, to approximately $146.4 million for the year ended December 31, 2004, from approximately $48.8 million for the year ended December 31, 2003. This increase is primarily attributable to properties we did not own during all or part of the year ended December 31, 2003, including the Bank of America, N.A. portfolios acquired in June 2003 and October 2004, the Wachovia Bank, N.A. portfolio acquired in September 2004, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 101 Independence Center and the leasehold interest in Harborside Plaza that we acquired from Charles Schwab and Co.

Property operating expenses related to the Dana Commercial Credit and Pitney Bowes-Wachovia portfolios increased due to property impairment charges of approximately $1.1 million and $0.4 million, respectively, during the year ended December 31, 2004. Additionally, in June 2004, Bank of America, N.A. returned approximately 654,000 square feet in the Dana Commercial Credit portfolio. As a result, we began paying the operating expenses directly for the returned space and also receive operating expense reimbursement from Bank of America, N.A. and certain other tenants who lease a portion of the space.

The following table summarizes property operating expenses for the years ended December 31, 2004 and 2003 by real estate portfolio (amounts are in thousands):

Portfolio Name	Date(s) of Acquisition	Property Operating Expenses Year Ended December 31,
		2004	2003
Formation Transactions	Sept. 2002	$16,296	$12,438
Formulated Price Contracts	Various	5,094	2,882
Bank of America, N.A.	Dec. 2002	3,987	3,968
Dana Commercial Credit	Jan. 2003	4,783	347
Pitney Bowes—Wachovia	March 2003	802	155
Finova Capital—BB&T	April 2003	51	59
Bank of America, N.A.	June 2003	64,323	35,803
Pitney Bowes—KeyBank	Sept. 2003	40	49
Pitney Bowes—Bank of America	Sept. 2003	380	38
Three Beaver Valley.	Sept. 2003	1,816	485
Bank of America Plaza	Dec. 2003	7,009	396
State Street Financial Center	Feb. 2004	15,517	—
Potomac Realty—Bank of America	Feb. 2004	528	—
Harborside	June 2004	4,082	—
101 Independence Center	July 2004	1,840	—
Wachovia Bank, N.A.	Sept. 2004	17,133	—
Bank of America, N.A.	Oct. 2004	18,424	—
Discontinued operations		(15,740)	(7,838)

Total		$146,365	$48,782

General and administrative expenses increased approximately $13.5 million, or 68.5%, to approximately $33.2 million for the year ended December 31, 2004, from approximately $19.7 million for the year ended December 31, 2003. Of this increase, approximately $5.7 million is attributable to the amortization of restricted shares that were awarded to management and our board of trustees during the period from July 1, 2003 through December 31, 2004 and approximately $4.4 million relates to additional compensation and related benefits resulting principally from the increased number of employees required to operate a public company and to manage a substantially increased number of properties. The increase in general and administrative expense is also attributable to an additional $1.1 million of initial costs associated with the investigation of European expansion opportunities, $0.8 million for trustees and officer’s insurance premiums, $0.7 million of marketing and travel related expenses and $0.4 million for professional fees.

Interest expense on mortgage notes and other debt increased approximately $63.2 million, or 203.2%, to approximately $94.3 million for the year ended December 31, 2004, from approximately $31.1 million for the year ended December 31, 2003. This increase is primarily the result of new debt secured by our acquired properties and our convertible senior notes, a portion of which was initially issued in July 2004. Since January 1, 2003, we have completed several new or refinanced mortgage note obligations, including mortgage notes secured by properties in our Bank of America, N.A. portfolios acquired in June 2003 and October 2004, the Pitney Bowes-KeyBank portfolio, the Pitney Bowes-Bank of America portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street, 101 Independence Center, and the Wachovia Bank, N.A. portfolio acquired in September 2004. In December 2003, the interest rate on mortgages encumbered by properties in our Bank of America, N.A. portfolio acquired in June 2003 reverted from a variable rate of LIBOR plus 1.40% to a fixed rate of 5.47%, resulting in an increase to interest expense during the year ended December 31, 2004. In April and May 2003, interest rates on mortgages secured by our Pitney Bowes-Wachovia and Dana Commercial Credit portfolios reverted from a variable rate of LIBOR plus 1.25% for both loans to a fixed rate of 5.05% and 4.04%, respectively, also resulting in an increase to interest expense during the year ended December 31, 2004.

The following table summarizes our interest expense on mortgage and convertible notes by real estate portfolio for the years ended December 31, 2004 and 2003 (amounts are in thousands):

Portfolio Name	Date(s) of Acquisition	Interest Expense Year Ended December 31,
		2004	2003
Formation Transactions	Sept. 2002	$10,827	$11,782
Formulated Price Contracts	Various	815	53
Bank of America, N.A.	Dec. 2002	350	7
Dana Commercial Credit	Jan. 2003	8,402	8,343
Pitney Bowes—Wachovia	March 2003	4,477	3,012
Finova Capital—BB&T	April 2003	118	—
Bank of America, N.A.	June 2003	28,198	7,326
Pitney Bowes—KeyBank	Sept. 2003	513	—
Pitney Bowes—Bank of America	Sept. 2003	3,660	123
Three Beaver Valley.	Sept. 2003	2,598	649
Bank of America Plaza	Dec. 2003	1,754	—
Potomac Realty—Bank of America	Feb. 2004	231	—
State Street Financial Center	Feb. 2004	17,165	—
215 Fremont Street	June 2004	1,961	—
101 Independence Center	July 2004	1,707	—
Convertible notes	July 2004	8,198	—
Wachovia Bank, N.A.	Sept. 2004	2,502	—
Bank of America, N.A.	Oct. 2004	4,204	—
Discontinued operations		(3,416)	(191)

Total		$94,264	$31,104

Depreciation and amortization expense increased approximately $63.5 million, or 138.6%, to approximately $109.3 million for the year ended December 31, 2004, from approximately $45.8 million for the year ended December 31, 2003. This increase was primarily attributable to properties we did not own during all or part of the year ended December 31, 2003, including the Bank of America, N.A. portfolios acquired in June 2003 and October 2004, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Pitney Bowes-Bank of America portfolio, Bank of America Plaza, Three Beaver Valley, State Street Financial Center, 215 Fremont Street and 101 Independence Center and to amortization expense principally related to intangible assets recorded in connection with these property acquisitions.

The following table summarizes depreciation and amortization expense for real estate assets by portfolio for the years ended December 31, 2004 and 2003 (amounts are in thousands):

	Date(s) of Acquisition	Depreciation and Amortization Expense Year Ended December 31,
Portfolio Name		2004	2003
Formation Transactions	Sept. 2002	$10,330	$10,477
Formulated Price Contracts	Various	1,912	1,099
Bank of America, N.A.	Dec. 2002	1,227	1,298
Dana Commercial Credit	Jan. 2003	13,464	13,618
Pitney Bowes—Wachovia	March 2003	5,415	7,716
Finova Capital—BB&T	April 2003	1,207	905
Bank of America, N.A.	June 2003	27,198	14,455
Pitney Bowes—KeyBank	Sept. 2003	1,436	471
Pitney Bowes—Bank of America	Sept. 2003	3,541	861
Three Beaver Valley.	Sept. 2003	3,556	898
Bank of America Plaza	Dec. 2003	4,757	396
State Street Financial Center	Feb. 2004	22,253	—
Potomac Realty—Bank of America	Feb. 2004	413	—
215 Fremont Street	June 2004	2,368	—
101 Independence Center	July 2004	2,274	—
Wachovia Bank, N.A.	Sept. 2004	4,472	—
Bank of America, N.A.	Oct. 2004	5,558	—
Discontinued operations		(2,042)	(6,401)

Total		$109,339	$45,793

Net Interest Income on Residential Mortgage-Backed Securities, net of expenses. During the year ended December 31, 2003, net interest income from our residential mortgage-backed securities portfolio was approximately $4.7 million. We did not have any net interest income from residential mortgage-backed securities during the year ended December 31, 2004 because on May 21, 2003 our board of trustees approved the sale of all remaining residential mortgage-backed securities in our portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance the portfolio and the termination of a related hedging agreement. These transactions were completed during the second quarter of 2003.

Loss on Investments. Loss on investments was approximately $0.4 million for the year ended December 31, 2004 as compared to a loss of approximately $9.2 million for the year ended December 31, 2003. This decrease was primarily due to a loss incurred on the sale of investments in our residential mortgage-backed securities portfolio during the year ended December 31, 2003. Our portfolio of residential mortgage-backed securities was sold in the second quarter of 2003.

Minority Interest. Minority interest decreased approximately $0.8 million to approximately $1.2 million for the year ended December 31, 2004, from approximately $2.0 million for the year ended December 31, 2003. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street and State Street Financial Center properties to individuals who own an 11% and 30% interest in the entities that own those properties, respectively.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $5.5 million to a loss of approximately $6.7 million, net of minority interest for the year ended December 31, 2004, from a loss of approximately $1.2 million, net of minority interest for the year ended December 31, 2003. This increase is primarily due to impairment charges on properties sold of approximately $3.6 million during the year ended December 31, 2004, compared to approximately $1.6 million during the year ended December 31, 2003. Excluding impairment charges, the properties included in discontinued operations generated approximately $3.6 million of additional net loss during the year ended December 31, 2004 compared to the same period in 2003.

Discontinued Operations—Yield Maintenance Fees. During the year ended December 31, 2004, we sold three properties encumbered by mortgages and incurred related charges on early extinguishment of debt of approximately $3.1 million, net of minority interest. We did not incur charges related to the early extinguishment of debt, during the year ended December 31, 2003.

Discontinued Operations—Net Gains. During the year ended December 31, 2004 and 2003, we sold 55 and 48 properties for a gain, net of minority interest and income tax, of approximately $11.5 million and $8.4 million, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability on such gains.

Comparison of the Years Ended December 31, 2003 and 2002

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

We have combined the operating results for the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002 as we believe this comparison to the year ended December 31, 2003 is more meaningful (amounts are in thousands):

			Predecessor
	Combined Year Ended December 31, 2002(1)	Period from September 10, 2002 to December 31, 2002	Period from January 1, 2002 to September 9, 2002
Revenues:
Rental income	$25,600	$8,079	$17,521
Operating expense reimbursements	8,267	2,734	5,533
Interest and other income, net	3,316	2,389	927

Total revenues	37,183	13,202	23,981

Expenses:
Property operating expenses	10,769	3,710	7,059
General and administrative	8,340	3,645	4,695
Interest expense on mortgages and other debt	12,962	3,361	9,601
Depreciation and amortization	8,583	2,827	5,756

Total expenses	40,654	13,543	27,111

Loss before net interest income on residential mortgage-backed securities, loss on investments, minority interest and discontinued operations	(3,471)	(341)	(3,130)
Interest income from residential mortgage-backed securities, net of interest expense on reverse repurchase agreements of $6,578	9,807	9,807	—
Net loss on investments	(280)	(280)	—

Income (loss) from continuing operations before minority interest	6,056	9,186	(3,130)
Minority interest	(774)	(774)	—

Income (loss) from continuing operations	5,282	8,412	(3,130)

Discontinued operations:
Loss from operations, net of minority interest of $15 for the period from September 10, 2002 to December 31, 2002, $0 for the period from January 1, 2002 to September 9, 2002	(856)	(143)	(713)
Gains on disposals, net of minority interest of $71 for the period from September 10, 2002 to December 31, 2002, $0 for the period from January 1, 2002 to September 9, 2002	10,175	675	9,500

Income from discontinued operations	9,319	532	8,787

Net income	$14,601	$8,944	$5,657

(1)	These amounts represent the unaudited combined results of operations for the year ended December 31, 2002, which we believe makes the most useful comparison to the year ended December 31, 2003. The periods before and after September 10, 2002 are presented on a different basis of accounting. Accordingly, certain line items, such as rental income and depreciation and amortization expense, may not be comparable to the prior period.

Comparison of Years Ended December 31, 2003 and 2002

Net Income

Net income (loss) decreased approximately $33.4 million to a net loss of approximately $18.8 million for the year ended December 31, 2003 from net income of approximately $14.6 million for the combined year ended December 31, 2002. This decrease was primarily attributable to (i) an increase in general and administrative expenses of approximately $11.4 million related to compensation and other employee benefits, insurance premiums and professional fees, (ii) a realized loss on investments of approximately $9.2 million due to the sale of our residential mortgage-backed securities portfolio and the termination of a related hedging agreement, and (iii) approximately $7.2 million related to the cash and contingent restricted share components of our 2003 Outperformance Plan. The remaining $5.6 million of expense relates to the net impact of our acquisition of 479 properties during the year ended December 31, 2003, including depreciation, amortization and the interest expense associated with the financing of certain acquisitions.

Revenues

Rental income increased approximately $65.8 million, or 257.0%, to approximately $91.4 million for the year ended December 31, 2003 from approximately $25.6 million for the combined year ended December 31, 2002. The increase was attributable primarily to revenues received from the properties we did not own during all or part of the combined year ended December 31, 2002, including properties acquired from Dana Commercial Credit, Pitney Bowes, Finova Capital, Bank of America, N.A., Bank of America Plaza, properties acquired under our formulated price contracts, and Three Beaver Valley which was acquired from a related party.

Operating expense reimbursements increased approximately $25.2 million, or 303.6%, to approximately $33.5 million for the year ended December 31, 2003 from approximately $8.3 million for the combined year ended December 31, 2002. This increase was attributable primarily to operating expense reimbursements for properties we acquired from Bank of America, N.A. in December 2002 and June 2003.

The following table summarizes rental income and operating expense reimbursements for real estate assets by portfolio for the years ended December 31, 2003 and 2002 (amounts are in thousands):

	Date(s) of Acquisition	Rental Income Year Ended December 31,		Operating Expense Reimbursements Year Ended December 31,
Portfolio Name		2003	2002	2003	2002
Formation Transactions	Sept. 2002	$25,960	$25,833	$7,371	$8,199
Formulated Price Contracts	Various	2,743	92	350	—
Bank of America, N.A.	Dec. 2002	4,657	181	2,006	191
Dana Commercial Credit	Jan. 2003	16,816	—	—	—
Pitney Bowes—Wachovia	March 2003	10,242	—	12	—
Finova Capital—BB&T	April 2003	1,627	—	—	—
Bank of America, N.A.	June 2003	33,497	—	25,258	—
Pitney Bowes—KeyBank	Sept. 2003	863	—	—	—
Pitney Bowes—Bank of America	Sept. 2003	1,699	—	—	—
Three Beaver Valley.	Sept. 2003	1,170	—	421	—
Bank of America Plaza	Dec. 2003	406	—	327	—
Discontinued operations		(8,328)	(506)	(2,274)	(123)

Totals		$91,352	$25,600	$33,471	$8,267

Interest and other income from investments (other than investments in our residential mortgage-backed securities portfolio, which were sold in 2003) increased approximately $1.0 million, or 30.3% to approximately $4.4 million for the year ended December 31, 2003 from approximately $3.3 million for the year ended December 31, 2002. This increase was due to interest income generated on investments made with the proceeds of our June 2003 IPO.

Expenses

Total expenses increased approximately $111.9 million, or 274.9%, to approximately $152.6 million for the year ended December 31, 2003 from approximately $40.7 million in the combined year ended December 31, 2002. This increase resulted primarily from additional property operating, general and administrative, interest, and depreciation and amortization expenses for the properties we acquired with the proceeds of our 2002 private placement and our 2003 IPO.

Property operating expenses increased approximately $38.0 million, or 351.9%, to approximately $48.8 million for the year ended December 31, 2003 from approximately $10.8 million in the combined year ended December 31, 2002. This increase was due primarily to expenses associated with the office properties we acquired from Bank of America, N.A in December 2002 and June 2003, and properties acquired under our formulated price contracts.

The following table summarizes property operating expenses for real estate assets by portfolio for the years ended December 31, 2003 and 2002 (amounts are in thousands):

	Date(s) of Acquisition	Property Operating Expenses Year Ended December 31,
Portfolio Name		2003	2002
Formation Transactions	Sept. 2002	$12,438	$11,286
Formulated Price Contracts	Various	2,882	41
Bank of America, N.A.	Dec. 2002	3,968	117
Dana Commercial Credit	Jan. 2003	347	—
Pitney Bowes—Wachovia	March 2003	155	—
Finova Capital—BB&T	April 2003	59	—
Bank of America, N.A.	June 2003	35,803	—
Pitney Bowes—KeyBank	Sept. 2003	49	—
Pitney Bowes—Bank of America	Sept. 2003	38	—
Three Beaver Valley.	Sept. 2003	485	—
Bank of America Plaza	Dec. 2003	396	—
Discontinued operations		(7,838)	(675)

Totals		$48,782	$10,769

General and administrative expenses increased approximately $11.4 million, or 137.3%, to approximately $19.7 million for the year ended December 31, 2003 from approximately $8.3 million in the combined year ended December 31, 2002. Of this increase, approximately $5.8 million relates to additional compensation and employee related expenses, resulting from the increased number of employees we needed to operate as a public company and to manage a substantially increased number of properties. The increase in general and administrative expense is also attributable to $3.4 million for the amortization of restricted shares that were awarded to management and our Board of Trustees following our IPO, $1.0 million for additional trustees and officer’s insurance premiums, and $1.2 million for professional fees.

During the year ended December 31, 2003, we incurred $2.0 million and $5.2 million related to the cash and contingent restricted share components of our 2003 Outperformance Plan, respectively. The Outperformance Plan was approved by the Company’s Board of Trustees in May 2003, thus no such expense was incurred during the combined year ended December 31, 2002.

Interest expense on mortgages and other debt increased approximately $18.1 million, or 139.2%, to approximately $31.1 million for the year ended December 31, 2003 from approximately $13.0 million in the combined year ended December 31, 2002. This increase is the result of borrowings used to finance the acquisition of the Dana Commercial Credit and Pitney Bowes-Wachovia portfolios and the Bank of America, N.A. portfolio acquired on June 30, 2003.

The following table summarizes interest expenses for real estate assets by portfolio for the years ended December 31, 2003 and 2002 (amounts are in thousands):

	Date(s) of Acquisition	Interest Expense Year Ended December 31,
Portfolio Name		2003	2002
Formation Transactions	Sept. 2002	$11,782	$13,411
Formulated Price Contracts	Various	53	—
Bank of America, N.A.	Dec. 2002	7	—
Dana Commercial Credit	Jan. 2003	8,343	—
Pitney Bowes—Wachovia	March 2003	3,012	—
Bank of America, N.A.	June 2003	7,326	—
Pitney Bowes—Bank of America	Sept. 2003	123	—
Three Beaver Valley.	Sept. 2003	649	—
Discontinued operations		(191)	(449)

Totals		$31,104	$12,962

Depreciation and amortization expense increased approximately $37.2 million, or 432.6%, to approximately $45.8 million for the year ended December 31, 2003 from approximately $8.6 million in the combined year ended December 31, 2002. This increase was due to an increase in the cost basis of the properties we acquired in our formation transactions, to depreciation expense related to properties we acquired following our formation transactions and to amortization expense related to intangible assets recorded in connection with these property acquisitions. This increase was partially offset by the elimination of depreciation expense related to properties owned by our predecessor entities that we did not acquire in our formation transactions.

The following table summarizes depreciation and amortization expense for real estate assets by portfolio for the years ended December 31, 2003 and 2002 (amounts are in thousands):

	Date(s) of Acquisition	Depreciation and Amortization Expense Year Ended December 31,
Portfolio Name		2003	2002
Formation Transactions	Sept. 2002	$10,477	$8,840
Formulated Price Contracts	Various	1,099	59
Bank of America, N.A.	Dec. 2002	1,298	59
Dana Commercial Credit	Jan. 2003	13,618	—
Pitney Bowes—Wachovia	March 2003	7,716	—
Finova Capital—BB&T	April 2003	905	—
Bank of America, N.A.	June 2003	14,455	—
Pitney Bowes—KeyBank	Sept. 2003	471	—
Pitney Bowes—Bank of America	Sept. 2003	861	—
Three Beaver Valley.	Sept. 2003	898	—
Bank of America Plaza	Dec. 2003	396	—
Discontinued operations		(6,401)	(375)

Totals		$45,793	$8,583

Net Interest Income on Residential Mortgage-Backed Securities, net of expenses. Interest income from our residential mortgage-backed securities portfolio decreased approximately $5.1 million, or 52.5%, to approximately $4.7 million for the year ended December 31, 2003 from approximately $9.8 million in the combined year ended December 31, 2002. This decrease was the result of reducing our portfolio of residential mortgage backed securities in the first quarter of 2003 and reinvesting the funds in property acquisitions. On May 21, 2003, our Board of Trustees approved the sale of all remaining residential mortgage-backed securities in our portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance the portfolio and the termination of a related hedging agreement. These transactions were completed during the second quarter of 2003. Interest income from our residential mortgage-backed securities portfolio is net of investment advisory expenses paid to FBR Investment Management, Inc. (FBR), an affiliate of Friedman, Billings, Ramsey & Co., Inc., for services rendered in connection with this portfolio. FBR served as placement agent in connection with our September 2002 private placement and served as co-lead manager of our 2003 IPO.

Realized Loss on Investments. Realized loss on sales of investments was approximately $9.2 million for the year ended December 31, 2003 as compared to approximately $0.3 million for the combined year ended December 31, 2002 and represents losses on the sale of investments in our residential mortgage-backed security portfolio and the termination of a related hedging agreement.

Minority Interest. Minority interest increased approximately $2.8 million to approximately $2.0 million income for the year ended December 31, 2003 from approximately $0.8 million expense in the combined year ended December 31, 2002 and represents an allocation of net income to unitholders in our Operating Partnership and an allocation of net income from our 123 South Broad Street property to individuals who own an 11% limited partnership interest in the entity that owns that property. We did not have minority interest prior to the completion our formation transactions on September 10, 2002.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $0.3 million to approximately $1.2 million, net of minority interest, for the year ended December 31, 2003 from a loss of approximately $0.9 million, net of minority interest, in the combined year ended December 31, 2002. This increase was primarily due to impairment losses recorded on properties held for sale or sold as of December 31, 2003.

Discontinued Operations—Net Gain on Sales of Properties. Net gain on sales of properties decreased approximately $1.8 million to a net gain of approximately $8.4 million, net of minority interest, for the year ended December 31, 2003 from a net gain of approximately $10.2 million, net of minority interest, in the combined year ended December 31, 2002. During the years ended December 31, 2003 and 2002, we sold and terminated leases on 38 properties and 27 properties, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of individual properties that do not meet such criteria. Pursuant to that policy, we generally intend to commence our efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within 12 months of acquisition. If we sell properties at a gain, we may incur income taxes on such gains.

Cash Flows for the Year Ended December 31, 2004

During the year ended December 31, 2004, net cash provided by operating activities was approximately $97.0 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The increase in prepaid and other assets principally relates to capitalized financing and acquisition costs associated with transactions pending as of December 31, 2004, which were completed during the first quarter of 2005. These transactions include the long-term secured financing on the properties acquired from Bank of America, N.A. on October 1, 2004 and the purchase of three properties developed by Koll Development, L.L.C. and net leased to an affiliate of Citigroup in January 2005. The increase in deferred leasing costs is primarily related to the lease inducement fee paid to a subsidiary of State Street Corporation, the tenant in State Street Financial Center, and a lease extension fee paid to Bank of America, N.A., a tenant in 101 Independence Center. These increases were partially offset by the increase in deferred revenue. The increase in deferred revenue is due to the prepayment of sublease management and standby subtenant fees related to our leasehold interest in Harborside and prepaid rent related to properties we did not own on December 31, 2003, including State Street Financial Center and the portfolios we purchased from Wachovia Bank, N.A. in September 2004 and Bank of America, N.A. in October 2004.

Net cash used in investing activities was approximately $1,702.1 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired, of approximately $1,975.1 million, principally for the acquisition of State Street Financial Center, 215 Fremont Street, 101 Independence Center, and the Wachovia Bank, N.A. and Bank of America, N.A. portfolios, and approximately $15.8 million for payments related to capital expenditures and leasehold termination costs. These payments were partially offset by net sales of marketable securities of approximately $42.8 million, proceeds from sales of real estate and non-real estate investments and payments received to assume leasehold interests of approximately $187.0 million and net proceeds from the sale of a 30% interest in State Street Financial Center of $59.0 million.

Net cash provided by financing activities was approximately $1,504.6 million. Financing activities consisted primarily of proceeds from mortgage notes payable, convertible senior notes and credit facilities of approximately $1,965.5 million, which were used principally to finance a portion of the purchase price of State Street Financial Center, 215 Fremont Street, and the Wachovia Bank, N.A. and Bank of America, N.A. portfolios and proceeds from the exercise of stock options of approximately $7.5 million. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $116.8 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $288.8 million, (iii) approximately $31.1 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center and (iv) approximately $31.7 million related to an increase in restricted cash.

Cash Flows for the Year Ended December 31, 2003

During the year ended December 31, 2003, net cash provided from operating activities was approximately $94.8 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. In January 2003, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of a lease we assumed in the acquisition of a portfolio of 14 office building and two parking facilities from a wholly owned subsidiary of Dana Commercial Credit Corporation.

Net cash used for investing activities was approximately $46.4 million, and included (i) sales of residential mortgage-backed securities of approximately $939.6 million, (ii) receipt of principal payments on residential mortgage-backed securities of approximately $172.6 million, (iii) net sales of marketable investments of approximately $76.8 million, (iv) acquisitions of real estate investments, net of proceeds on sales of real estate investments, of approximately $1,239.9 million, (v) a decrease in accrued interest income of $7.6 million and (vi) capital expenditures of approximately $3.1 million.

Net cash provided by financing activities was approximately $101.9 million, and included (i) repayments of reverse repurchase agreements of approximately $1,053.5 million, (ii) proceeds from share issuances of approximately $741.3 million, (iii) payment of dividends and distributions to Operating Partnership unitholders and shareholders of approximately $63.0 million, (iv) repayment of mortgage notes and bridge notes payable of approximately $935.4 million, (v) payment for deferred financing costs of approximately $36.1 million, (vi) borrowings under mortgage notes and bridge loans of approximately $1,460.3 million and (vii) an increase in restricted cash of approximately $11.7 million.

For the combined periods from January 1, 2002 to September 9, 2002 and September 10, 2002 to December 31, 2002

For the combined periods from January 1, 2002 to September 9, 2002 and September 10, 2002 to December 31, 2002, net cash provided by operating activities was approximately $15.3 million. The level of cash flows provided by operating activities is affected by timing of receipts of rent and payment of operating and interest expenses.

Net cash used in investing activities for the combined periods was approximately $1,358.6 million, and included (i) proceeds of approximately $19.1 million from the sale of 24 properties during the period, (ii) capital expenditures of approximately $1.2 million, (iii) acquisitions of real estate investments of approximately $95.0 million, (iv) net purchases of marketable securities and an increase in accrued interest income of approximately $143.7 million and (v) net purchases of residential mortgage-backed securities and other investments of approximately $1,137.8 million.

Net cash provided by financing activities for the combined periods was approximately $1,405.8 million, and included (i) borrowings under reverse repurchase agreements of approximately $1,053.5 million, (ii) repayment of mortgage and bridge notes payable of approximately $26.8 million, (iii) payments for deferred financing costs of approximately $0.1 million, (iv) distributions to limited partners of approximately $4.0 million, (v) proceeds from mortgage notes payable of approximately $10.4 million, (vi) proceeds from share issuances of approximately $378.6 million, (vii) contributions by limited partners of approximately $1.7 million and (viii) an increase in restricted cash of approximately $7.5 million.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

We had an aggregate of $134.9 million of cash and cash equivalents and short-term investments as of December 31, 2004. Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures associated with our properties, dividend and distribution payments, amortization of indebtedness and related debt service costs. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, credit facilities and cash provided by our operations. We believe that our existing working capital, credit facilities and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for the next 12 months.

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

As of December 31, 2004 we had approximately $110.8 million in pending acquisitions, including approximately $88.6 million relating to three buildings developed by Koll Development, L.L.C. and approximately $8.4 million relating to the acquisition of an office building in Cleveland, Ohio, all of which were completed in January 2005. The remaining pending acquisitions relate to notifications outstanding under our formulated price contracts of approximately $15.6 million. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. We expect to continue to acquire additional properties in the next 12 months. We expect to fund such acquisitions with any or all of the sources of capital described above. We intend to arrange debt in accordance with our general borrowing policies, which often include utilizing our credit facilities prior to securing permanent debt financing and/or obtaining up-front floating rate interest periods before secured loans revert to a fixed rate for the remainder of the loan term.

On March 4, 2005, we completed a $304.0 million secured financing on the Bank of America, N.A. portfolio acquired in October 2004. The financing has a term of 15 years and bears interest at a floating rate equal to LIBOR plus 0.02% through June 14, 2005, before reverting to a fixed interest rate of approximately 5.96% for the remainder of the loan term. We borrowed approximately $230.0 million of the total financing at closing, and plan to take down the remaining proceeds within 30 days of the initial closing. We applied substantially all of the initial borrowing to repay in full the outstanding balance on our secured line of credit. As a result, upon the completion of this financing, over 97% of our outstanding debt is on a fixed rate basis, or will convert to a fixed rate upon the expiration of an initial floating rate interest period.

Our properties are encumbered by mortgages and other financing agreements aggregating approximately $2,727.2 million in outstanding principal, excluding unamortized premiums, as of December 31, 2004, with an average remaining term of 11.9 years and a weighted average interest rate (excluding unamortized debt premium and the effects of hedging activities) of 5.25%. The table below summarizes the properties financed and the principal payments required as of December 31, 2004 in the following calendar years (amounts in millions, except number of buildings):

	Number of Properties	Balance at December 31, 2004(1)	Interest Rate(1)	Principal Payments and Debt Security Schedule
Property/Borrowing				2005	2006	2007	2008	2009	2010	Thereafter
State Street Financial Center, Boston, MA	1	$512.4	5.79%	$10.9	$11.5	$12.2	$12.9	$13.7	$14.6	$436.6
Convertible notes	0	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A.	149	397.4	5.47%	3.0	6.3	6.6	6.9	7.4	7.8	359.4
Bank of America II, N.A.(2)	288	270.0	3.89%	—	270.0	0.0	0.0	0.0	0.0	0.0
Wachovia Bank, N.A.(3)	139	234.0	6.40%	1.2	3.1	3.3	3.5	3.7	4.0	215.2
Dana Commercial Credit	14	181.0	4.04%	19.7	20.5	21.4	22.2	23.1	24.1	50.0
215 Fremont Street, San Francisco, CA(4)	1	133.9	5.98%	2.6	2.9	3.2	3.3	3.6	3.8	114.5
101 Independence Center, Charlotte, NC	1	79.9	5.53%	1.1	1.1	1.2	1.3	1.3	1.4	72.5
Bank of America Plaza, St. Louis, MO	1	62.2	4.55%	2.0	2.1	2.1	2.3	53.7	0.0	0.0
Pitney Bowes—Bank of America	73	61.4	5.33%	3.1	3.3	2.9	2.0	1.6	1.7	46.8
123 S. Broad Street, Unit 2, Philadelphia, PA	1	51.4	8.43%	0.5	0.5	50.4	0.0	0.0	0.0	0.0
State Street Financial Center Mezzanine(5)	0	50.0	4.22%	0.0	0.7	5.0	5.8	6.8	7.6	24.1
Pitney Bowes—Wachovia	41	46.3	4.07%	2.5	4.0	4.4	4.9	5.3	25.2	0.0
Three Beaver Valley, Wilmington, DE	1	42.8	5.06%	0.6	0.6	0.7	0.7	0.7	0.9	38.6
123 S. Broad Street, Unit 1, Philadelphia, PA	1	35.4	8.43%	0.3	0.4	0.4	0.4	0.5	33.4	0.0
Pitney Bowes—Wachovia	23	26.1	5.50%	0.8	0.9	0.9	1.0	1.0	1.1	20.4
610 Old York Road, Jenkintown, PA	1	15.0	8.29%	0.1	0.2	0.2	0.2	0.2	14.1	0.0
177 Meeting Street, Charleston, SC	1	9.8	7.44%	0.2	0.2	0.2	0.2	0.2	0.2	8.6
50 W. Market Street, West Chester, PA	1	3.6	6.75%	0.1	0.1	3.4	0.0	0.0	0.0	0.0
4 Pope Avenue, Hilton Head, SC	1	3.4	5.89%	0.1	0.1	0.1	0.1	0.1	0.1	2.8
200 Reid Street, Palatka, FL	1	3.3	5.81%	0.1	0.1	0.1	0.1	0.1	0.1	2.7
Debt between $1.0 million and $3.0 million(6)	25	37.3	5.92%	1.0	1.1	1.2	1.2	1.3	2.5	29.0
Debt less than $1.0 million(7)	34	20.6	5.71%	0.7	1.4	0.7	1.5	2.4	1.4	12.5

Total	798	$2,727.2	5.25%	$50.6	$331.1	$120.6	$70.5	$126.7	$144.0	$1,883.7

(1)	Excludes unamortized debt premium and hedging activity and the related effects on interest rates.
(2)	Secured credit facility is floating based on LIBOR plus 1.50% and collaterialized by properties in the portfolio acquired by Bank of America, N.A. in October 2004.
(3)	Debt is floating based on LIBOR plus 1.50% through May 2005 and is fixed at 6.40% thereafter.
(4)	Debt is floating based on LIBOR plus 1.25% through January 2005 and is fixed at 5.98% thereafter.
(5)	Debt is floating based on LIBOR plus 1.83% through October 2006, when it is prepayable without penalty. If not prepaid, it converts to a fixed rate of 9.75% through maturity in July 2013.
(6)	Includes one variable rate loan of $1.3 million, which bears interest at LIBOR plus 2.35%.
(7)	Includes eight variable rate loans totaling $4.7 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.

Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured line of credit, limitations on our total indebtedness and our total secured indebtedness. As of December 31, 2004 and December 31, 2003, we were in compliance with all of these covenants.

Contractual Obligations

The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of December 31, 2004 (amounts in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total(1)
Mortgage notes payable—fixed-rate	$45,933	$162,694	$169,636	$1,203,922	$1,582,185
Mortgage notes payable—variable-rate	4,643	18,999	27,608	373,791	425,041
Convertible senior notes	—	—	—	450,000	450,000
Credit facility	—	270,000	—	—	270,000
Operating leases	15,357	30,225	29,333	160,534	235,449
Purchase obligations(2)	106,000	—	—	—	106,000

	$171,933	$481,918	$226,577	$2,188,247	$3,068,675

(1)	Excludes unamortized debt premium.
(2)	Includes approximately $86.8 million to purchase three buildings developed by Koll Development, L.L.C., and approximately $8.4 million to acquire an office building in Cleveland, Ohio and approximately $10.8 million related to notifications outstanding under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.

As of December 31, 2004, we had $22.4 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $14.9 million, as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee payment by Charles Schwab & Co., Inc. and then decrease over the term of our obligations through October 2017. We have also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were issued to utility companies in lieu of a cash security deposit to establish service.

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

As of December 31, 2004, our debt included fixed-rate mortgages with a carrying value of approximately $2,032.2 million and a fair value of approximately $2,015.9 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $156.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $176.6 million.

As of December 31, 2004, our debt included variable-rate mortgage notes payable with a carrying value of $695.0 million, including $367.9 million of variable rate debt that will revert to a fixed rate basis on or prior to May 2005. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $2.7 million annually, adjusting for the effect of our variable-rate debt which reverts to a fixed-rate basis.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2004, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

One of our key business strategies is to capitalize on our relationships with financial institutions to acquire additional office buildings and bank branches. We have agreements with AmSouth Bank, Bank of America, N.A., R-G Crown Bank and KeyBank, N.A. to acquire surplus bank branches, however these agreements may be terminated without cause upon 90 days notice, excluding R-G Crown Bank, which may be terminated without cause upon 90 days notice after March 31, 2006. Moreover, these agreements only cover surplus bank branches and do not cover each bank’s core office buildings and branches. Therefore, we cannot assure you that we will be able to acquire desirable office buildings and bank branches and execute our business strategy. We may be unable to execute our business plan, which could have a material adverse effect on our operating results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

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

Our agreements with financial institutions require us, with limited exceptions, to purchase surplus bank branch properties on an “as is” basis and, therefore, the value of these properties may decline if we discover problems with the properties after we acquire them.

Our agreements with financial institutions require us to purchase surplus bank branch properties on an “as is” basis. We may receive limited representations, warranties and indemnities from the sellers and, in certain cases, we may be required to indemnify the sellers for certain matters in connection with our acquisition of such properties. Pursuant to our formulated price contracts with AmSouth Bank, Bank of America, N.A., R-G Crown Bank and KeyBank, N.A., we may be required to purchase properties that have environmental conditions, provided the seller agrees, (i) in the case of AmSouth Bank, Bank of America, N.A. and R-G Crown Bank, to remediate the environmental conditions or, (ii) in the case of KeyBank, to either investigate or remediate the environmental conditions, at KeyBank’s sole election. If we discover issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations or other significant problems after we acquire the property, we typically have no recourse against the seller and the value of the property may be less than the amount we paid for such property. We may incur substantial costs in repairing a property that we acquire or in ensuring its compliance with governmental regulations. These capital expenditures would reduce cash available for distribution to our shareholders. In addition, we may be unable to rent these properties on terms favorable to us, or at all.

If we are unable to complete in a timely fashion or at all the prospective acquisitions that we publicly announce from time to time, our operating results could be adversely affected.

We have and will continue to publicly announce, through our filings with the SEC and through press releases, a number of prospective acquisitions pursuant to which we would acquire additional properties. Our ability to complete these acquisitions is dependent upon many factors, such as satisfaction of due diligence and customary closing conditions and our ability to obtain sufficient debt financing. Our inability to complete these acquisitions or any portion thereof within our anticipated time frame or at all could have a material adverse effect on our results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

Our use of debt financing and our substantial existing debt obligations may decrease our cash flow and put us at a competitive disadvantage.

We have incurred, and may in the future incur, debt to fund the acquisition of properties. As of December 31, 2004, we had approximately $2,727.2 million of outstanding indebtedness. Increases in interest rates on our existing variable rate indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay dividends. If we incur additional indebtedness, debt service requirements would increase accordingly, which could further adversely affect our financial condition and results of operations, our cash available for distribution to shareholders and our equity value. In addition, increased leverage could increase the risk of our default on debt obligations, which could ultimately result in loss of properties through foreclosure.

Since we anticipate that our cash from operations will be insufficient to repay all of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings, financing of unencumbered properties, sale of properties or the sale of additional equity. During the year ended December 31, 2005, we will have to refinance or repay an aggregate amount of approximately $50.6 million of our existing indebtedness, excluding amounts outstanding under our secured credit facility. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on unfavorable terms, which might result in losses to us and which might adversely affect cash available for distributions to shareholders. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, interest expense would increase, which could have a material adverse effect on our operating results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

We also may incur additional debt in connection with future acquisitions of real estate. We may borrow under our credit facilities or otherwise borrow new funds to acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate we acquire. We may also borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

Our substantial debt and any increases in our debt may harm our business and our financial results by, among other things:

•	requiring us to use a substantial portion of our cash flow from operations to pay interest, which reduces the amount available for operation of our properties or for the payment of dividends;

•	resulting in violation of restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	requiring us to sell one or more properties, possibly on unfavorable terms; and

•	limiting our ability to borrow funds for operations or to finance acquisitions in the future or to refinance our existing indebtedness at maturity on terms as or more favorable than the terms of the original indebtedness.

Our reported earnings per share may be more volatile because of the conversion contingency provision of our convertible notes.

In July 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued proposed guidance on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share.” The EITF reached consensus on the Issue in September 2004 and the FASB ratified that decision in October 2004. This Issue will require the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share using the if-converted method, regardless of whether the contingency has been met. In response to this Issue, we entered into a Second Supplemental Indenture to the Indenture for our convertible senior notes pursuant to which we irrevocably elected to satisfy our conversion obligation with respect to the principal amount of any notes surrendered for conversion with cash. As a result of this election, the Issue would require us to include in our calculation of fully diluted earnings per share only those common shares issuable in satisfaction of our aggregate conversion obligation in excess of the aggregate principal amount of notes outstanding. The inclusion of any such shares would cause a reduction in our fully diluted earnings per share for any periods in which such shares are included. Volatility in our share price could cause such common shares to be included in our fully diluted earnings per share calculation in one quarter and not in a subsequent quarter, thereby increasing the volatility of our fully diluted earnings per share.

We may not have sufficient cash to satisfy our conversion obligations in connection with the convertible notes, which may cause us to default under the Indenture.

Pursuant to the Second Supplemental Indenture to the Indenture for our convertible senior notes, we are obligated to satisfy our conversion obligations with respect to the principal amount of any notes surrendered for conversion with cash. If we are unable to secure enough cash to satisfy these obligations, we may default under the Indenture. In the case of such default, the trustee is authorized to demand that all payments of principal and interest be paid to the trustee for the benefit of the holders and that interest on the overdue principal and interest be paid at the applicable interest rate for the convertible senior notes.

Our use of variable rate debt exposes us to interest rate volatility, which may adversely affect our operating results and financial condition.

We may experience interest rate volatility in connection with borrowings that bear interest at variable rates. Although we generally seek to place permanent debt financing on our properties on a fixed rate basis, we may seek floating rate financing on our properties when we deem it appropriate. We also often obtain an up-front floating rate interest period on our fixed rate borrowings, such that the loans bear interest at a variable rate for a period of time (generally three to twelve months) before reverting to a fixed rate for the remainder of the loan term. We have a secured credit facility and an unsecured credit facility, both of which bear interest at a variable rate. As of December 31, 2004, $270 million was outstanding on the secured credit facility. Our use of variable rate debt and volatility in interest rates may adversely affect our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

We may seek to mitigate our exposure to interest rate volatility by using interest rate hedging arrangements. These arrangements also involve risks, however, and may not be effective in reducing our exposure to interest rate changes.

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

We rely on rental payments from our tenants as a source of cash to pay dividends to our shareholders. At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy, insolvency, or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our company. This risk is particularly prominent with respect to our office buildings and our sale leaseback properties, which typically have tenants with larger aggregate lease obligations than our bank branches. A default by a large tenant on one of these properties could have a material adverse effect on our operating results and financial condition, as well as on our ability to pay dividends to shareholders.

In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property, it may seriously harm our business. Failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant was found, we would be able to enter into a new lease on favorable terms.

The bankruptcy or insolvency of our tenants under their leases or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.

Any bankruptcy filings by or relating to one of our tenants could bar us from collecting prebankruptcy debts from that tenant or its property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

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

As of December 31, 2004, approximately 88.4% of our contractual base rent was derived from financial institutions, including regulated banks. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.

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

As of December 31, 2004, Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A. represented approximately 43.8%, 19.9% and 14.7%, respectively, of our portfolio’s contractual base rent and occupied approximately 46.8%, 3.1% and 22.2%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America, State Street Corporation or Wachovia Bank, or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant properties at a comparable lease rate or at all, which could have a material adverse impact on our operating results and financial condition as well as our ability to pay dividends to shareholders.

Our formulated price contracts with financial institutions may require us to purchase bank branches located in unattractive locations or vacant bank branches that we would not elect to otherwise purchase, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends at historical levels or at all.

We currently have formulated price contracts with AmSouth Bank, Bank of America, N.A., R-G Crown Bank and KeyBank, N.A. Under our formulated price contracts, we are required, with limited exceptions, to purchase surplus bank branches that these financial institutions own. We may terminate these agreements without cause upon 90 days written notice, excluding R-G Crown Bank, which may be terminated without cause upon 90 days written notice after March 31, 2006. Financial institutions may elect to sell us surplus bank branches under our formulated price contracts for any number of reasons, including, among others, that the properties:

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

Since generally there are no limitations on the number or dollar value of properties that financial institutions may sell to us under our formulated price contracts, we may be required to make significant cash expenditures relating to the purchase of a large number of properties at any given time. These expenditures may significantly deplete our available cash holdings and reduce cash available for distribution to our shareholders. In addition, we may be unable to effect the acquisition of the bank branches that we are otherwise obligated to purchase under our formulated price contracts through either equity or debt financing. If we are unable to complete purchases of bank branches under a formulated price contract, we will be deemed to be in default of such contract and may become liable for significant damages as a result of such default. Our inability to fulfill our obligations to purchase surplus bank branches under our formulated price contracts could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

We may be unable to lease properties that we acquire from financial institutions under our formulated price contracts, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

Substantially all of the bank branches we acquire through our formulated price contracts with financial institutions are vacant when we are notified of our obligation to purchase, or elect to purchase, the properties. Either because the properties we are obligated to acquire may be unattractive or because we are required to process a large number of properties within a short time period, we cannot assure you that we will be able to lease or sublease any properties that we acquire prior to their acquisition, or at all, or that we will be able to lease or sublease properties on terms that are acceptable to us. In addition, under our formulated price contracts, we are typically restricted from permitting tenants that compete with the seller from commencing banking operations at a property during the four to six month period after the seller ceases operations at the property. This restriction could limit our ability to generate revenues from these properties in an acceptable time frame. When we enter into a lease with a tenant for a bank branch, the tenant typically has a right to terminate its obligations under the lease if it fails to obtain the necessary approvals to operate the bank branch in the location within 60 days. The tenant’s failure to receive these types of approvals during this period, or at all, may adversely affect our ability to generate revenue from these properties.

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

If we are unable to lease or sublease properties that are partially or completely vacant, we may be required to recognize an impairment loss with respect to the carrying values of these properties, which may have a material adverse effect on our operating results and financial condition.

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

As part of our business strategy, we may assume third party lease obligations or sublease properties. If we are unable to enter into subleases with tenants for such space at rates sufficient to cover our contractual lease or sublease obligations, we may suffer operating losses on such transactions and/or be required to reserve against future operating losses, which could have a material adverse effect on our operating results and financial condition.

Our financial covenants may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

The mortgages on our properties contain customary negative covenants, including provisions that may limit our ability, without the prior consent of the lender, to further mortgage the applicable property. Our lines of credit also contain customary covenants that limit our overall borrowings. These limitations could restrict our ability to acquire additional properties. In addition, any of our future lines of credit or loans may contain additional financial covenants and other obligations. If we breach covenants or obligations in our debt agreements, the lender can generally declare a default and require us to repay the debt immediately and, if the debt is secured, can immediately take possession of the property securing the loan. In order to meet our debt service obligations, we may have to sell properties, potentially at a loss or at times that prohibit us from achieving attractive returns. Failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through lender foreclosure.

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

Pursuant to our agreement with IPC, the minority interest owner of State Street Financial Center, we are restricted from selling both the property or our interest in the property to a third party without first offering to sell the property or our interest in the property to IPC. In the event that we seek to sell the property (rather than our interest in the property) and IPC does not elect its right of first refusal, than the purchase price of the third party must meet certain defined criteria.

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

In connection with our acquisition of State Street Financial Center, we are required to pay certain of the sellers who received Operating Partnership units as consideration in that transaction a tax indemnity in the event of a taxable disposition of that property prior to February 17, 2009. The tax indemnity will equal the amount of federal and state tax income tax liability of such sellers that is due to appreciation in the value of the property prior to its purchase by us, grossed up by the amount of federal or state tax due on the indemnity payments themselves.

In the future, we may become subject to additional contractual obligations and covenants that may restrict our ability to dispose of our properties.

We have a secured credit facility under which the lender will have the right, under certain circumstances, to require that we pledge additional collateral or repay a portion of the outstanding principal on short notice, which could have an adverse effect on our business.

On July 18, 2003, we completed a financing with Deutsche Bank Securities Inc., acting on behalf of Deutsche Bank AG, Cayman Islands Branch, for a $300.0 million secured credit facility. Advances under this facility are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties we acquire with the borrowings under this facility or (ii) the acquisition cost of those properties. The lender has the right to reassess this ratio from time to time. If the lender determines that this ratio exceeds a ratio that the lender deems appropriate based on then current market conditions, the lender may require us to pledge additional qualifying collateral under the facility or repay a portion of the principal outstanding under the facility. If we do not have additional qualifying collateral or sufficient available liquidity to satisfy the lender’s requirements, then we could default on our obligations under the facility and thereby risk foreclosure by the lender on the properties we acquired with the borrowings under this facility or we could incur losses in an effort to raise sufficient liquidity to repay the portion of the principal required by the lender.

On October 1, 2004, we increased the maximum available under this facility to $400.0 million through March 31, 2005 to allow, under certain circumstances, advances in the aggregate principal amount of up to 90% of the maximum amount of subsequent debt financing that can be secured by the properties we acquire with borrowings under the facility. We initially financed a portion of the purchase price for our acquisition of a Bank of America portfolio with approximately $315.0 million in borrowings from this facility. As of December 31, 2004, we had $270.0 million outstanding under this facility.

We may complete additional debt financings with similar obligations in the future.

Increasing competition for the acquisition of real estate may impede our ability to make future acquisitions or may increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete with many other entities engaged in real estate investment activities, including the acquisition of properties from financial institutions. Such entities include institutional pension funds, other REITs, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or increase the price we must pay for real estate. Our competitors may have greater resources than we do, and may be willing to pay more for our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for such properties. If we pay higher prices for properties, our profitability may decrease and we may experience a lower return on our investments. Increased competition for properties may also preclude us from acquiring those properties that would generate the most attractive returns to us.

The consideration paid for our properties may exceed fair market value, which may harm our financial condition and operating results.

Under our formulated price contracts, we are obligated to purchase properties at a formulated price based on independent appraisals using a valuation methodology that values the properties based on their highest and best use and their alternative uses, and then applies a negotiated discount. Therefore, where we ultimately lease or sell a property to a non-bank, the fair market value of the property measured with respect to the lease or sale may be less than the purchase price that we paid for the property. In addition, the consideration that we pay for our properties not acquired under a formulated price contract will be based upon numerous factors and such properties will often be purchased in negotiated transactions rather than through a competitive bidding process. We cannot assure you that the purchase prices we pay for our properties or their appraised values will be a fair price for these properties, that we will be able to generate an acceptable return on these properties, or that the location, lease terms or other relevant economic and financial data of any properties that we acquire, including our existing portfolio, will meet risk profiles acceptable to our investors. We may also be unable to lease vacant space or renegotiate existing leases at market rates, which would adversely affect our returns on the affected properties. As a result, our investments in properties may fail to perform in accordance with our expectations, which may substantially harm our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

We structure many of our acquisitions using complex structures often based on forecasted results for the acquisitions, and if the acquired properties underperform forecasted results, our financial condition and operating results may be harmed.

We acquire many of our properties under complex structures that we tailor to meet the specific needs of the tenants and/or sellers. For instance, we may enter into transactions under which a portion of the properties are vacant or will be vacant following the completion of the acquisition. If we fail to accurately forecast the leasing of such properties following our acquisition, our operating results and financial condition, as well as our ability to pay dividends to shareholders, may be adversely impacted.

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

When we enter into an agreement to acquire a property or portfolio of properties, we often have limited time to complete our due diligence prior to acquiring the property. Because our internal resources are limited, we may rely on third parties to conduct a portion of our due diligence. To the extent we or these third parties underestimate or fail to identify risks and liabilities associated with the properties we acquire, we may incur unexpected liabilities and/or the acquired properties may fail to perform in accordance with our projections. If we do not accurately assess during the due diligence phase the value of, and liabilities associated with, properties prior to their acquisition, we may pay a purchase price that exceeds the current fair value of the net identifiable assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded or impairment incurred, which could result in significant charges in future periods. These charges, in addition to the financial impact of significant liabilities that we may assume, could have a material adverse effect on our financial condition and operating results, as well as our ability to pay dividends to shareholders at historical levels or at all.

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

We have entered into agreements with third party management companies to provide property management services for most of our office buildings, and we expect to enter into similar third party management agreements with respect to office buildings we acquire in the future. We do not supervise these third party managers and their personnel on a day-to-day basis and we cannot assure you that they will manage our properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with our tenants could be damaged, which may prevent the tenants from renewing their leases, and we could incur liabilities resulting from loss or injury to our properties or to persons at our properties. If we are unable to lease our properties or we become subject to significant liabilities as a result of third party management performance issues, our operating results and financial condition, as well as our ability to pay dividends to shareholders, could be substantially harmed.

Rising operating expenses could reduce our cash flow and funds available for distribution to shareholders.

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

While many of our properties are leased on a triple net basis or under leases that require that tenants pay all or a portion of the expenses associated with maintaining the properties, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay those costs. In addition, real estate taxes on our properties and any other properties that we develop or acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. Many U.S. states and localities are considering increases in their income and/or property tax rates (or increases in the assessments of real estate) to cover revenue shortfalls. If we are unable to lease properties on a triple net basis or on a basis requiring the tenants to pay all or some of the expenses associated with maintaining the properties, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

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

Our ability to pay dividends is based on many factors, including:

•	our ability to make additional acquisitions;

•	our success in negotiating favorable lease terms;

•	our tenants’ ability to perform under their leases; and

•	our anticipated operating expense levels, which may not prove accurate, as actual results may vary substantially from estimates.

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

Conflicts of interest relating to the acquisition of our initial properties and operating companies in September 2002 from Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, and several other individuals and entities affiliated or associated with us, may lead to decisions that are not in your best interest. Mr. Schorsch, Jeffrey C. Kahn, our former Senior Vice President—Acquisitions and Dispositions, and Shelley D. Schorsch, our Senior Vice President—Corporate Affairs and wife of Mr. Schorsch, received, directly or indirectly through their affiliates and family members, approximately 51.1% of the total consideration received by the sellers in connection with these acquisitions. The terms of the agreements relating to these acquisitions were not negotiated in an arm’s length transaction and it is possible that we could realize less value from these acquisitions than we would have achieved had the acquisitions been entered into with an unrelated third party. Additionally, Messrs. Schorsch and Kahn and Ms. Schorsch have unrealized gains associated with their interests in several of these assets and, as a result, any sale of such assets or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing such assets may cause adverse tax consequences to Messrs. Schorsch and Kahn and Ms. Schorsch. These individuals may not be supportive of the taxable disposition or refinancing of the properties when it might otherwise be the optimal time for us to do so and such lack of support could affect our decisions as to the timing and structure of any such dispositions or refinancing in the future. In addition, under the terms of the contribution agreement relating to our acquisition of these properties, we have agreed to indemnify Mr. Schorsch and the other parties to the agreement in the event that we sell, transfer, distribute or otherwise dispose of any of these properties in a transaction that would result in the allocation of taxable income or gain by us to the contributing parties under Section 704 of the Internal Revenue Code, until the earlier of:

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

Conflicts of interest relating to our ownership and operation of our 123 South Broad Street property may occur between us and Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees and Shelley D. Schorsch, our Senior Vice President—Corporate Affairs and wife of Mr. Schorsch, each of whom own a retained interest in this property. In connection with our acquisition of our initial properties and operating companies, we purchased 89% of the limited partnership interests in First States Partners II, the entity that owns our 123 South Broad Street property. Mr. Schorsch and Ms. Schorsch continue to own a 5.0% and 0.8% limited partnership interest in First States Partners II, respectively. Although our Operating Partnership controls the decisions relating to operations of First States Partners II in its capacity as the owner of the general partner of First States Partners II, the owners of a majority of the 11% minority interest retain the right to approve certain major transactions involving 123 South Broad Street, including its sale, assignment or refinancing. These retained rights of Mr. Schorsch and Ms. Schorsch lead to conflicts of interest between us and these individuals, which could result in decisions that do not fully reflect our interests.

Our board of trustees may authorize the issuance of additional shares that may cause dilution.

Our declaration of trust authorizes the board of trustees, without shareholder approval, to:

•	amend the declaration of trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class that we have the authority to issue;

•	authorize the issuance of additional common or preferred shares (or securities convertible into or exchangeable for common or preferred shares), or units of our Operating Partnership which may be convertible into common shares, any or all in connection with future offerings, acquisitions of properties or acquisition of other assets or companies; and

•	classify or reclassify any unissued common shares or preferred shares and set preferences, rights and other terms of such classified or reclassified shares, including the issuance of preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters or common shares that have preference rights with respect to voting.

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

To qualify as a REIT under the Internal Revenue Code, no more than 50% of our outstanding common shares of beneficial interest may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our declaration of trust generally prohibits direct or indirect ownership by any person of more than 9.9% of the number of outstanding shares of any class of our securities, including our common shares. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of our common shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Instead, such common shares will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then current market price or which such holders might believe to be otherwise in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.9% in value of our shares.

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

We have set a targeted level for the amount of net indebtedness (debt less unrestricted cash and short-term investments) that we incur from time to time. Although our target level is approximately 65% of the undepreciated cost of our properties (including costs attributable to the purchase of real estate related intangibles), we may amend or waive this target level at any time without shareholder approval and without notice to our shareholders. For example, as of December 31, 2004 our ratio of net debt to the undepreciated cost of our properties was approximately 69.8%, and we anticipate that we will continue to exceed our target level of indebtedness for some period of time. Our declaration of trust and bylaws do not limit the amount of indebtedness that we or our Operating Partnership may incur. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

Our executive officers have agreements that provide them with benefits in the event their employment is terminated, which could prevent or deter a potential acquiror from pursuing a change of control of our company.

We have entered into agreements with our executive officers that provide them with severance benefits if their employment ends due to a termination by our company without cause, or by Mr. Nicholas S. Schorsch, our President and Chief Executive Officer, if he terminates his employment for “good reason.” In the case of such terminations or upon a change of control, the vesting of the restricted shares and options to purchase our common shares held by the executive officers will be accelerated. These benefits could increase the cost to a potential acquiror of our company and thereby prevent or deter a change of control of the company that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.

Risks Related to the Real Estate Industry

Mortgage debt obligations expose us to increased risk of property losses, which could harm our financial condition, cash flow and ability to satisfy our other debt obligations and pay dividends.

Incurring mortgage debt increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash to pay our taxes, which may result in a decrease in cash available for distribution to our shareholders.

In addition, our default under any one of our mortgage debt obligations may result in a cross-default on certain of our other indebtedness or increase the risk of default on our other indebtedness. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations and/or ability to pay dividends may be harmed.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. These risks can be particularly pronounced with respect to the small, specialty use properties that we may purchase under our formulated price contracts.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders.

The costs of compliance with or liabilities under environmental laws may harm our operating results.

Our properties may be subject to environmental liabilities. An owner or operator of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

There may be environmental problems associated with our properties of which we are unaware. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products that have released, or could create a potential for release of, hazardous substances. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership or leasehold interest.

The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could nonetheless be subject to strict liability by virtue of our ownership interest, and we cannot be sure that our tenants would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders.

We maintain environmental insurance coverage for our property portfolio. However, our insurance, which is limited to $5.0 million per occurrence, subject to a $75,000 self-insurance retention and a $10.0 million cap, may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

Our properties may contain asbestos which could lead to liability for adverse health effects and costs of remediating asbestos.

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials (“ACMs”) when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against us for personal injury associated with ACMs. There are or may be ACMs at certain of our properties. We develop and implement maintenance programs that establish operating procedures with respect to ACMs.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends to shareholders at historical levels or at all.

All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and under our net leases are typically obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, if the changes must be made on a more accelerated basis than anticipated or if the properties at which changes are required are not leased on a net basis, we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to pay dividends to shareholders at historical levels or at all.

An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.

Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenants’ expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies issued by companies holding general policyholder ratings of at least “A” as set forth in the most current issue of Best’s Insurance Guide. Insurance policies for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements and insure against all perils of fire, extended coverage, vandalism, malicious mischief and special extended perils (“all risk,” as that term is used in the insurance industry). Insurance policies are generally obtained by the tenant providing general liability coverage varying between $1.0 million and $10.0 million depending on the facts and circumstances surrounding the tenant and the industry in which it operates. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas.

In addition to the indemnities and required insurance policies identified above, many of our properties are also covered by flood and earthquake insurance policies obtained by and paid for by the tenants as part of their risk management programs. Additionally, we have obtained blanket liability and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the tenants fail to restore the properties to their condition prior to a loss. All of these policies may involve substantial deductibles and certain exclusions. In certain areas, we may have to obtain earthquake and flood insurance on specific properties as required by our lenders or by law. We have also obtained terrorism insurance on some of our larger office buildings, but this insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. Should a loss occur that is uninsured or in an amount exceeding the limits for any of the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect any market on which our common shares trade, the markets in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and your investment in our common shares. We cannot assure you that there will not be further terrorist attacks against the United States or United States businesses. Some of our properties are high profile office buildings in prominent locations, or are located in areas that may be susceptible to attack, which may make these properties more likely to be viewed as terrorist targets than similar, less recognizable properties. These attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We have obtained terrorism insurance on our large office buildings to the extent required by our lenders. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others would not be covered by our current terrorism insurance. Additional terrorism insurance may not be available at a reasonable price or at all.

Any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in a continuation of economic uncertainty in the United States or abroad. Our revenues are dependent upon payment of rent by financial institutions, which are particularly vulnerable to uncertainty in the worldwide financial markets. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all, and may result in volatility in the market price of our securities.

Tax Risks of our Business and Structure

Your investment in our common shares has various federal, state and local income tax risks that could affect the value of your investment.

We strongly urge you to consult your own tax advisor concerning the effects of federal, state and local income tax law on an investment in our common shares because of the complex nature of the tax rules applicable to REITs and their shareholders.

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

In the past, we have sold properties that we deemed to be inconsistent with the investment parameters for our portfolio. We intend to continue to sell such properties. We may also sell properties for business reasons as we deem appropriate.

If we make a sale of a property directly, and it is deemed to be a sale of dealer property or inventory, the sale may be deemed to be a “prohibited transaction” under federal tax laws applicable to REITs, in which case our gain from the sale would be subject to a 100% penalty tax. If we believe that a sale of a property will likely be subject to the prohibited transaction tax, we will dispose of that property through a taxable REIT subsidiary, in which case the gain from the sale would be subject to corporate income tax but not the 100% penalty tax. We cannot assure you, however, that the Internal Revenue Service would not assert successfully that sales of properties that we make directly, rather than through a taxable REIT subsidiary, were sales of dealer property or inventory, in which case the 100% penalty tax would apply.

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

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a sale of dealer property or inventory, that income will be subject to a 100% penalty tax. In addition, we may not be able to pay sufficient distributions to avoid corporate income tax and the 4% excise tax on undistributed income. We may also be subject to state and local taxes on our income or property, either directly, at the level of our Operating Partnership or at the level of the other entities through which we indirectly own our properties, that would adversely affect our operating results. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

The federal income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. On May 28, 2003, President Bush signed into law a tax bill that reduced the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% until 2008. This reduced tax rate generally does not apply to ordinary REIT dividends, which will continue to be taxed at the higher tax rates applicable to ordinary income. This legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than they had been, and could have an adverse effect on the market price of our common shares.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary financial data are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of shareholders.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of shareholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of shareholders.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of shareholders.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2005 annual meeting of shareholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report under Item 8 of Part II hereof:

Page
1. Financial Statements

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2004 and 2003	F-3

Consolidated and Combined Statements of Operations for the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002	F-4

Consolidated and Combined Statements of Shareholders’ Equity and Comprehensive Income (Loss) and Owners’ Net Investment for the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002	F-5

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002	F-6

Notes to Consolidated and Combined Financial Statements for the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002	F-7

2. Financial Statement Schedules

Schedule III—Real Estate Investments	F-36

3. Historical Financial Information of Lease Guarantor

Bank of America Corporation and Subsidiaries	F-59

State Street Corporation	F-61

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the Financial Statements.

(b) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit

3.1	Amended and Restated Declaration of Trust of the Registrant.	S-11	4/11/03	3.1

3.2	Articles of Amendment to Amended and Restated Declaration of Trust of the Registrant.				X

3.3	Bylaws of the Registrant.	S-11	6/19/03	3.2

3.4	Amended and Restated Agreement of Limited Partnership of First States Group, L.P., dated September 10, 2002.	S-11	2/21/03	3.3

4.1	Registration Rights Agreement, dated September 4, 2002, by and among the Registrant and the Contributors listed on Schedule 1 thereto.	S-11	2/21/03	4.1

4.2	Common Shares Registration Rights Agreement, dated September 4, 2002, by and among the Registrant and Friedman, Billings, Ramsey & Co., Inc.	S-11	2/21/03	4.2

4.3	Registration Rights Agreement, dated September 10, 2002, by and among the Registrant, Nicholas S. Schorsch, Irvin G. Schorsch and Louis D. Davis, III.	S-11	2/21/03	4.3

4.4	Common Shares Registration Rights Agreement, dated September 10, 2002, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc., as agent for the investors listed on Schedule A thereto.	S-11	2/21/03	4.4

4.5	Indenture, dated as of July 9, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee	S-3	10/7/04	4.1

4.6	First Supplemental Indenture, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee	S-3	10/7/04	4.2

4.7	Second Supplemental Indenture, dated as of December 29, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee	S-3	12/30/04	4.3

4.8	Form of 4.375% Convertible Senior Notes (included in Exhibit 4.6)	S-3	10/7/04	4.3

4.9	Registration Rights Agreement, dated as of July 9, 2004, among American Financial Realty Trust, Deutsche Bank Securities, Inc. and Banc of America Securities LLC.	S-3	10/7/04	4.4

4.10	Registration Rights Agreement, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Securities, Inc.	S-3	10/7/04	4.5

10.1	Contribution Agreement, dated September 4, 2002, by and between the Contributors and First States Group, L.P.	S-11	4/11/03	10.1

10.2	Limited Partnership Agreement of First States Partners II, L.P., dated September 12, 2000.	S-11	4/11/03	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit

10.3	Agreement, dated November 22, 2000, by and between Bank of America, N.A. and American Financial Resource Group, LLC.	S-11	4/11/03	10.9

10.4	Master Purchase, Sale and Lease Transfer Agreement, dated September 12, 2002, by and between Wachovia Bank, National Association and First States Group, L.P.	S-11	4/11/03	10.8

10.5	Form of Amended and Restated Lease Agreement, dated May 23, 2003, by and among U.S. Bank National Association, Patrick E. Thebado and Bank of America, N.A.	S-11	6/4/03	10.4

10.6	Guarantee, dated May 23, 2003, by Bank of America Corporation, in favor of U.S. Bank National Association.	S-11	5/23/03	10.33

10.7	Deed of Trust, dated May 23, 2003, by and among U.S. Bank National Association, Patrick Thebado and Wells Fargo Bank Northwest, National Association.	S-11	5/23/03	10.35

10.8	Amended and Restated Master Option Agreement, dated July 16, 2002, by and among First States Properties, L.P., First States Holdings, L.P., Nicholas S. Schorsch, Martin Lautman, Arlington Cementary Company, First States Wilmington JV LLC and First States Group, L.P.	S-11	4/11/03	10.14

10.9	Amended and Restated Agreement of Sale and Purchase, dated as of April 16, 2003, by and between Bank of America, N.A. and First States Group, L.P.	S-11	5/9/03	10.15

10.10	First Amendment to Amended and Restated Agreement of Sale and Purchase, dated May 16, 2003, by and between Bank of America, N.A. and First States Group, L.P.	8-K	7/11/03	10.2

10.11	Second Amendment to Amended and Restated Agreement of Sale and Purchase, dated June 25, 2003, by and between Bank of America, N.A. and First States Group, L.P.	8-K	7/11/03	10.3

10.12	Third Amendment to Amended and Restated Agreement of Sale and Purchase, dated June 30, 2003, by and between Bank of America, N.A. and First States Group, L.P.	8-K	7/11/03	10.4

10.13	Master Lease Agreement, dated June 30, 2003, by and between First States Investors 5000A, LLC and Bank of America, N.A.	8-K	7/11/03	10.5

10.14	Loan Agreement, dated as of July 18, 2003, by and among First States Investors DB I, LLC, Deutsche Bank AG, LaSalle Bank National Association, and the other lender parties thereto.	10-K	3/26/04	10.48

10.15	Amended and Restated Loan and Security Agreement, dated as of October 1, 2003, by and between First States Investors 5000A, LLC and German American Capital Corporation.	10-K	3/26/04	10.49

10.16†	Supplemental Executive Retirement Plan.	S-11	4/11/03	10.24

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit

10.17†	2002 Equity Incentive Plan, as amended and restated on July 24, 2003.	14A	8/25/03

10.18†	2003 Outperformance Plan	S-11	5/23/03	10.29

10.19†	Employment Agreement, dated January 1, 2004, by and between Nicholas S. Schorsch and First States Group, L.P.	10-Q	5/12/04	10.1

10.20†	Employment Agreement, dated January 1, 2004, by and between Glenn Blumenthal and First States Group, L.P.	10-Q	5/12/04	10.2

10.21†	Employment Agreement, dated January 1, 2004, by and between Edward J. Matey Jr. and First States Group, L.P.	10-Q	5/12/04	10.3

10.22†	Employment Agreement, dated January 1, 2004, by and between Sonya A. Huffman and First States Group, L.P.	10-Q	5/12/04	10.4

10.23†	Employment Agreement, dated January 1, 2004, by and between Shelley D. Schorsch and First States Group, L.P.	10-Q	5/12/04	10.5

10.24†	Employment Agreement, dated July 21, 2003, by and between Lee S. Saltzman and First States Group, L.P.	S-11	8/22/03	10.45

10.25†	Employment Agreement, dated December 29, 2003, by and between James T. Ratner and First States Group, L.P.	10-K	3/26/04	10.46

10.26†	Employment Agreement, dated January 1, 2004, by and between Robert J. Delany and First States Group, L.P.	10-Q	8/6/04	10.1

10.27	Agreement of Purchase and Sale, dated as of February 1, 2004, between Kingston Bedford Joint Venture LLC and First States Investors 228, LLC.	8-K	3/3/04	10.1

10.28	Amended to Agreement of Purchase and Sale, dated as of February 13, 2004, between Kingston Bedford Joint Venture LLC and First States Investors 228, LLC.	8-K	3/3/04	10.2

10.29	Lease Agreement between Kingston Bedford Joint Venture LLC, as Landlord, and SSB Realty LLC, as Tenant, dated May 9, 2001.	8-K	3/3/04	10.3

10.30	First Amendment to Lease Agreement between Kingston Bedford Joint Venture LLC, as Landlord, and SSB Realty LLC, as Tenant, dated August 15, 2003.	8-K	3/3/04	10.4

10.31	Second Amendment to Lease Agreement between First States Investors 228, LLC (a successor to Kingston Bedford Joint Venture LLC), as Landlord, and SSB Realty LLC, as Tenant, dated February 14, 2004.	8-K	3/3/04	10.5

10.32	Loan Agreement, dated as of February 17, 2004, by and between First States Investors 228, LLC and Lehman Brothers Bank FSB.	8-K	3/3/04	10.6

10.33	Note, dated as of February 17, 2004, by First States Investors 228, LLC, in favor of Lehman Brothers Bank FSB, in the principal amount of $520,000,000.	8-K	3/3/04	10.7

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit

10.34	Agreement of Purchase and Sale, dated as of May 10, 2004, between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.1

10.35	First Amendment to Agreement of Sale and Purchase, dated as of September 2 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.2

10.36	Second Amendment to Agreement of Sale and Purchase, dated as of August 16, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.3

10.37	Third Amendment to Agreement of Sale and Purchase, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.4

10.38	Master Agreement Regarding Leases, dated as of September 22, 2004, by and between First States Investors 3300, LLC, as Landlord, and Wachovia Bank, National Association, as Tenant.	8-K	9/28/04	10.5

10.39	Lease Guaranty, dated as of September 22, 2004, executed by Wachovia Corporation in favor of First States Investors 3300, LLC.	8-K	9/28/04	10.6

10.40	Loan Agreement, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Lehman Brothers Holdings Inc.	8-K	9/28/04	10.7

10.41	Promissory Note, dated as of September 28, 2004, by First States Investors 3300, LLC, in favor of Lehman Brothers Holdings Inc., in the principal amount of $219,000,000.	8-K	9/28/04	10.8

10.42	Agreement of Sale and Purchase between Bank of America, N.A. and First States Group, L.P. dated September 27, 2004	8-K	10/1/04	10.1

10.43	Master Lease Agreement between First States Investors 5200, LLC, as Landlord, and Bank of America, N.A., as Tenant, dated October 1, 2004.	8-K	10/1/04	10.2

10.44	Guarantee, dated as of October 1, 2004, executed by Bank of America Corporation in favor of First States Investors 5200, LLC.	8-K	10/1/04	10.3

10.45	First Amendment to Loan Agreement, dated as of August 9, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.4

10.46	Second Amendment to Loan Agreement, dated as of September 30, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.5

Exhibit Number		Exhibit Description	Incorporated by Reference			Filed Herewith
			Form	Filing Date	Exhibit

10.47		Amended and Restated Promissory Note, dated as of September 30, 2004, by First States Investors DB I, LLC, in favor of Deutsche Bank AG, in the principal amount of up to $400,000,000.	8-K	10/1/04	10.6

10.48		Guaranty and Indemnity, dated as of September 30, 2004, by and between First States Group, L.P. and Deutsche Bank AG.	8-K	10/1/04	10.7

10.49		Purchase Agreement, dated as of December 15, 2004, by and between First States Group, L.P. and IPC Realty II, LLC.				X

21.1		Subsidiaries of the Registrant.				X

23.1		Consent of KPMG LLP (independent auditors of the Registrant).				X

31.1		Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2		Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1	*	Certificate of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: March 10, 2005	/s/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLAS S. SCHORSCH Nicholas S. Schorsch	Vice Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2005

/s/ JAMES T. RATNER James T. Ratner	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2005

/s/ BRIAN S. BLOCK Brian S. Block	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2005

/s/ LEWIS S. RANIERI Lewis S. Ranieri	Chairman of the Board of Trustees	March 10, 2005

/s/ GLENN BLUMENTHAL Glenn Blumenthal	Senior Vice President—Asset Management, Chief Operating Officer and Trustee	March 10, 2005

/s/ JOHN M. EGGEMEYER III John M. Eggemeyer III	Trustee	March 10, 2005

/s/ RAYMOND GAREA Raymond Garea	Trustee	March 10, 2005

/s/ MICHAEL J. HAGAN Michael J. Hagan	Trustee	March 10, 2005

/s/ JOHN P. HOLLIHAN John P. Hollihan	Trustee	March 10, 2005

/s/ WILLIAM M. KAHANE William M. Kahane	Trustee	March 10, 2005

/s/ RICHARD A. KRAEMER Richard A. Kraemer	Trustee	March 10, 2005

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of

American Financial Realty Trust:

We have audited the accompanying consolidated balance sheets of American Financial Realty Trust and subsidiaries (Successor) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2004 and the period from September 10, 2002 (commencement of operations) to December 31, 2002 (Successor periods), and the related combined statements of operations, owners’ net investment and cash flows of American Financial Real Estate Group (Predecessor) for the period from January 1, 2002 to September 9, 2002 (Predecessor period). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Financial Realty Trust and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the Successor periods in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Financial Real Estate Group for the Predecessor period in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Financial Realty Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 9, 2005

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of

American Financial Realty Trust:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Financial Realty Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Financial Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Financial Realty Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Financial Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Realty Trust and subsidiaries (Successor) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2004 and the period from September 10, 2002 (commencement of operations) to December 31, 2002 (Successor periods), and the related combined statements of operations, owners’ net investment and cash flows of American Financial Real Estate Group (Predecessor) for the period from January 1, 2002 to September 9, 2002 (Predecessor period), and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 9, 2005

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and December 31, 2003

(In thousands, except share and per share data)

	December 31,
	2004	2003
Assets:
Real estate investments, at cost:
Land	$415,852	$225,287
Building and improvements	2,280,971	1,228,254
Equipment and fixtures	352,737	196,142
Leasehold interests	4,972	5,040

Total real estate investments, at cost	3,054,532	1,654,723
Less accumulated depreciation	(147,478)	(57,727)

Total real estate investments, net	2,907,054	1,596,996
Cash and cash equivalents	110,607	211,158
Restricted cash	59,905	28,330
Marketable investments and accrued interest	24,272	67,561
Tenant and other receivables, net	34,667	15,425
Prepaid expenses and other assets	65,551	6,848
Assets held for sale	101,827	82,002
Intangible assets, net of accumulated amortization of $25,749 and $5,330	590,341	115,084
Deferred costs, net of accumulated amortization of $7,637 and $2,926	57,623	18,935

Total assets	$3,951,847	$2,142,339

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$2,008,554	$921,355
Credit facility	270,000	—
Convertible notes, net	445,926	—
Accounts payable	4,947	2,079
Accrued interest expense	24,510	8,050
Accrued expenses and other liabilities	60,098	29,716
Dividends and distributions payable	29,805	28,295
Below-market lease liabilities, net of accumulated amortization of $3,396 and $1,463	59,232	49,485
Deferred revenue	105,745	33,569
Liabilities related to assets held for sale	7,972	55,824

Total liabilities	3,016,789	1,128,373

Minority interest	65,099	36,365
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at December 31, 2004 and December 31, 2003	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 111,001,935 and 108,096,217 issued and outstanding at December 31, 2004 and December 31, 2003	111	108
Capital contributed in excess of par	1,130,034	1,102,561
Deferred compensation	(16,518)	(16,291)
Accumulated deficit	(229,380)	(94,557)
Accumulated other comprehensive loss	(14,288)	(14,220)

Total shareholders’ equity	869,959	977,601

Total liabilities and shareholders’ equity	$3,951,847	$2,142,339

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except per share data)

				Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002	Period from January 1, 2002 to September 9, 2002
Revenues:
Rental income	$236,195	$91,352	$8,079	$17,521
Operating expense reimbursements	97,894	33,471	2,734	5,533
Interest and other income, net	3,263	4,346	2,389	927

Total revenues	337,352	129,169	13,202	23,981

Expenses:
Property operating expenses	146,365	48,782	3,710	7,059
General and administrative	33,193	19,711	3,645	4,695
Outperformance plan—cash component	—	2,014	—	—
Outperformance plan—contingent restricted share component	(5,238)	5,238	—	—
Severance and related accelerated amortization of deferred compensation	1,857	—	—	—
Interest expense on mortgages and other debt	94,264	31,104	3,361	9,601
Depreciation and amortization	109,339	45,793	2,827	5,756

Total expenses	379,780	152,642	13,543	27,111

Loss before net gain on sale of minority interest in a property, net interest income on residential mortgage-backed securities, net loss on investments, minority interest and discontinued operations	(42,428)	(23,473)	(341)	(3,130)
Gain on sale of minority interest in a property, net	17,693	—	—	—
Interest income from residential mortgage-backed securities, net of interest expense on reverse repurchase agreements of $4,355 and $6,578 for the year ended December 31, 2003 and the period from September 10, 2002 to December 31, 2002	—	4,661	9,807	—
Net loss on investments	(409)	(9,239)	(280)	—

Income (loss) from continuing operations before minority interest	(25,144)	(28,051)	9,186	(3,130)
Minority interest	1,175	1,983	(774)	—

Income (loss) from continuing operations	(23,969)	(26,068)	8,412	(3,130)

Discontinued operations:
Loss from operations before yield maintenance fees, net of minority interest of $216, $53, $15 and $0 for the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively	(6,704)	(1,161)	(143)	(713)
Yield maintenance fees, net of minority interest of $103 for the year ended December 31, 2004	(3,060)	—	—	—
Net gains on disposals, net of minority interest of $376, $382, $71 and $0 for the for the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively; net of income taxes	11,488	8,407	675	9,500

Income from discontinued operations	1,724	7,246	532	8,787

Net income (loss)	$(22,245)	$(18,822)	$8,944	$5,657

Basic income (loss) per share:
From continuing operations	$(0.24)	$(0.36)	$0.20
From discontinued operations	0.02	0.10	0.01

Total basic income (loss) per share	$(0.22)	$(0.26)	$0.21

Diluted income (loss) per share:
From continuing operations	$(0.24)	$(0.36)	$0.19
From discontinued operations	0.02	0.10	0.01

Total diluted income (loss) per share	$(0.22)	$(0.26)	$0.20

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME(LOSS) AND OWNERS’ NET INVESTMENT

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share and per share data)

	Predecessor	American Financial Realty Trust
	Owners’ Net Investment	Shares of Beneficial Interest	Common Shares at Par	Capital Contributed in Excess of Par	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2002	$9,149	—	$—	$—	$—	$—	$—	$—
Capital contribution and share issuances	1,695	—	—	—	—	—	—	—
Distributions	(3,902)	—	—	—	—	—	—	—
Net income	5,657	—	—	—	—	—	—	—

Balance, September 9, 2002	12,599	—	—	—	—	—	—	—
Distribution of net assets not acquired	(1,015)	—	—	—	—	—	—	—
Transfer of historical equity	(11,584)	—	—	11,584	—	—	—	11,584
Excess of fair value over net assets acquired from control group	—	—	—	(48,971)	—	—	—	(48,971)
Adjustment to establish minority interest of unitholders in majority owned partnership	—	—	—	(1,449)	—	—	—	(1,449)
Adjustment for minority interest of unitholders in operating partnership	—	—	—	1,310	—	—	—	1,310
Issuance of common shares, net of expense	—	42,288,008	42	378,815	—	—	—	378,857

Balance, September 10, 2002	—	42,288,008	42	341,289	—	—	—	341,331
Net income	—	—	—	—	—	8,944	—	8,944
Other comprehensive income (loss):
Reclassification adjustment for losses reclassified into operations	—	—	—	—	—	—	280	280
Unrealized loss on derivatives	—	—	—	—	—	—	(6,192)	(6,192)
Unrealized loss on available for sale securities	—	—	—	—	—	—	964	964
Minority interest allocation	—	—	—	—	—	—	470	470

Total comprehensive income	—	—	—	—	—	—	—	4,466

Dividends declared at $0.22 per share	—	—	—	—	—	(9,350)	—	(9,350)
Issuance of restricted shares	—	210,000	—	2,100	(2,100)	—	—	—
Amortization of deferred compensation	—	—	—	—	215	—	—	215

Balance, December 31, 2002	—	42,498,008	42	343,389	(1,885)	(406)	(4,478)	336,662
Net loss	—	—	—	—	—	(18,822)	—	(18,822)
Other comprehensive income (loss):
Reclassification adjustment for losses reclassified into operations	—	—	—	—	—	—	9,497	9,497
Unrealized loss on derivatives	—	—	—	—	—	—	(19,360)	(19,360)
Unrealized loss on available for sale securities	—	—	—	—	—	—	(115)	(115)
Minority interest allocation	—	—	—	—	—	—	236	236

Total comprehensive loss	—	—	—	—	—	—	—	(28,564)

Issuance of common shares, net of expenses	—	64,143,564	64	740,832	—	—	—	740,896
Exercised options of common shares	—	37,812	—	378	—	—	—	378
Conversion of Operating Partnership units into common shares	—	28,333	—	196	—	—	—	196
Dividends declared at $1.00 per share	—	—	—	—	—	(75,329)	—	(75,329)
Issuance of restricted shares	—	1,388,500	2	17,766	(17,768)	—	—	—
Amortization of deferred compensation	—	—	—	—	3,362	—	—	3,362

Balance, December 31, 2003	—	108,096,217	108	1,102,561	(16,291)	(94,557)	(14,220)	977,601
Net loss	—	—	—	—	—	(22,245)	—	(22,245)
Other comprehensive income (loss):
Reclassification adjustment for losses reclassified into operations	—	—	—	—	—	—	2,034	2,034
Unrealized loss on derivatives	—	—	—	—	—	—	(1,436)	(1,436)
Unrealized loss on available for sale securities	—	—	—	—	—	—	(438)	(438)
Minority interest allocation	—	—	—	—	—	—	(228)	(228)

Total comprehensive loss	—	—	—	—	—	—	—	(22,313)

Isssuance of common shares, net of expenses	—	16,854	—	244	—	—	—	244
Exercised options of common shares	—	748,946	1	7,551	—	—	—	7,552
Conversion of Operating Partnership units into common shares	—	1,520,688	2	9,178	—	—	—	9,180
Dividends declared at $1.02 per share	—	—	—	—	—	(112,578)	—	(112,578)
Issuance of restricted shares	—	619,230	—	10,500	(10,500)	—	—	—
Amortization of deferred compensation	—	—	—	—	10,273	—	—	10,273

Balance, December 31, 2004	—	111,001,935	$111	$1,130,034	$(16,518)	$(229,380)	$(14,288)	$869,959

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands)

				Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002	Period from January 1, 2002 to September 9, 2002
Cash flows from operating activities:
Net income (loss)	$(22,245)	$(18,822)	$8,944	$5,657
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	93,241	44,350	2,629	5,831
Minority interest	(1,118)	(1,654)	830	—
Amortization of leasehold interests and intangible assets	18,145	7,844	308	190
Amortization of above- and below-market leases	1,539	336	(36)	—
Amortization of deferred financing costs	5,006	4,474	90	550
Amortization of deferred compensation	10,273	3,361	437	—
Non-cash component of Outperformance Plan	(5,238)	5,238	—	—
Non-cash compensation charge	244	694	—	—
Impairment charges	4,060	1,551	—	—
Net gain on sales of properties	(30,076)	(11,459)	(877)	(9,500)
Net loss on sales of investments	409	9,239	280	—
Premium amortization on residential mortgage-backed securities	—	4,464	995	—
Leasing costs	(17,262)	—	—	—
Payments for lease terminations	2,061	—	—	—
Decrease (increase) in operating assets:
Tenant and other receivables, net	(22,055)	(10,620)	(1,235)	(1,379)
Prepaid expenses and other assets	(59,448)	(533)	(2,556)	(107)
Increase (decrease) in operating liabilities:
Accounts payable	3,138	(647)	(201)	882
Accrued expenses and other liabilities	44,972	27,761	3,760	(847)
Deferred revenue and tenant security deposits	71,325	29,232	(489)	1,105

Net cash provided by operating activities	96,971	94,809	12,879	2,382

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(1,975,126)	(1,273,916)	(94,177)	(797)
Capital expenditures and leasehold termination costs	(15,786)	(3,072)	—	(1,228)
Proceeds from sales of real estate	185,898	33,980	4,456	14,674
Payments received to assume leasehold interests	1,118	—	—	—
Proceeds from sale of minority interest in a property	58,974	—	—	—
Sales of residential mortgage-backed securities	—	939,621	(1,167,513)	—
Receipt of principal payments on residential mortgage-backed securities	—	172,622	32,675	—
Other investments	—	—	—	(3,033)
Decrease (increase) in accrued interest income	99	7,612	(234)	—
Sales of marketable investments, net	52,880	76,766	(140,446)	(2,991)
Purchases of marketable investments	(10,131)	—	—	—

Net cash provided by (used in) investing activities	(1,702,074)	(46,387)	(1,365,239)	6,625

Cash flows from financing activities:
Borrowing under (repayments of) reverse repurchase agreements	—	(1,053,529)	1,053,529	—
Repayments of mortgages, bridge notes payable and credit facilities	(274,398)	(935,411)	(5,628)	(21,257)
Decrease (increase) in restricted cash	(31,707)	(11,654)	(13,283)	5,788
Proceeds from mortgages, bridge notes payable and credit facilities	1,531,425	1,460,341	—	10,402
Proceeds from issuance of convertible senior notes, net	434,030	—	—	—
Payments of deferred financing costs	(14,440)	(36,071)	—	(114)
Proceeds from common share issuances, net	7,552	741,274	378,635	—
Redemption of Operating Partnership units	(31,112)	—	—	—
Contributions by limited partners	—	—	—	1,695
Dividends and distributions	(116,799)	(63,056)	(51)	(3,902)

Net cash provided by (used in) financing activities	1,504,551	101,894	1,413,202	(7,388)

Increase (decrease) in cash and cash equivalents	(100,552)	150,316	60,842	1,619
Cash and cash equivalents, beginning of period	211,159	60,842	—	1,597

Cash and cash equivalents, end of period	$110,607	$211,158	$60,842	$3,216

Supplemental cash flow and non-cash information:
Cash paid for interest	$76,582	$22,573	$3,792	$8,181

Cash paid for income taxes	$1,693	$1,796	$—	$—

Debt assumed in real estate acquisitions	$48,072	$301,243	$145,687	$—

Operating Partnership units issued to acquire real estate	$35,867	$6,938	$—	$—

See accompanying notes to consolidated and combined financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003 and

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

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 96.8% interest in the Operating Partnership as of December 31, 2004. There were 3,632,339 Operating Partnership units outstanding as of December 31, 2004, excluding Operating Partnership units held by the Company.

On September 10, 2002, AFR commenced operations upon completing a private placement of common shares of beneficial interest, and through its Operating Partnership, acquired substantially all of the assets, liabilities, and operations of American Financial Real Estate Group (AFREG or the Predecessor) in a business combination accounted for under Staff Accounting Bulletin Topic 5g with carryover basis for the portion of the net assets acquired from the majority shareholder/general partner and his affiliates and fair value for the remaining portion of the net assets acquired from all other investors (the Formation Transaction). AFREG was comprised of certain operating companies and real estate limited partnerships under the common control of Nicholas S. Schorsch, the Company’s President, Chief Executive Officer and Vice Chairman, or members of his immediate family. Mr. Schorsch was the sole or majority shareholder in each of the operating companies acquired and the sole general partner in each of the real estate limited partnerships whose interests were acquired. In the case of each limited partnership, the general partner had sole discretionary authority over major decisions such as the acquisition, sale or refinancing of principal partnership assets. AFREG acquired corporate-owned real estate assets, primarily bank branches and office buildings from financial institutions, and owned and managed such assets principally under long-term, triple net leases.

The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A., or their respective affiliates, represented the following percentages of total rental income for the respective periods:

				Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002	Period from January 1, 2002 to September 9, 2002
Bank of America, N.A.	37%	49%	—	—
State Street Corporation	24%	—	—	—
Wachovia Bank, N.A.	14%	22%	43%	44%

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

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

(b) Principles of Consolidation

The Company consolidates its accounts and the accounts of the majority-owned and controlled Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. The Operating Partnership holds an 89% interest in a partnership that owns 123 S. Broad Street in Philadelphia, PA and a 70% interest in a limited liability company that owns State Street Financial Center in Boston, MA and reflects the remaining 11% and 30%, respectively, within minority interest.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” to replace Interpretation No. 46 (“FIN 46”) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company has adopted FIN 46R and analyzed the applicability of this interpretation to its structures. The Company did not create any variable interest entities before February 1, 2003 or after January 31, 2003 and does not have any interests in variable interest entities as of December 31, 2004.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

(e) Real Estate Investments

The Company records acquired real estate at cost. Depreciation is computed using the straightline method over the estimated useful life of 40 years for buildings, 5 to 7 years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repairs expenditures are charged to expense as incurred.

(f) Impairment of Long Lived Assets

The Company follows Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, the Company reviews the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and fair value less estimated cost to dispose for assets held for sale. The Company makes subjective assessments as to whether there are impairments in the values of its investments in real estate. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

(g) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(h) Restricted Cash

Restricted cash includes amounts escrowed for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

(i) Marketable Investments and Accrued Interest

Marketable investments consist of shares in an institutional mutual fund that invests primarily in mortgage-backed securities. The Company has classified these investments as available-for-sale and recorded them at fair value. These short-term investments had a cost basis of $24,536 and $67,697 as of December 31, 2004 and 2003, respectively. The unrealized loss of $404 and $375 at December 31, 2004 and 2003, respectively, is excluded from earnings and reported as a component of other comprehensive income (loss). As of December 31, 2004 and 2003, $4,455 and $4,877 was pledged as collateral for obligations related to leasehold interest liabilities, respectively. Additionally, the Company has accrued interest of $140 and $239 as of December 31, 2004 and 2003, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

The following table provides information regarding available for sale securities:

				Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003(1)	Period from September 10, 2002 to December 31, 2002(1)	Period from January 1, 2002 to September 9, 2002
Gross proceeds	$52,880	$154,687	$36,336	$3,779
Gross realized gains	4	5	—	—
Gross realized losses	413	393	36	—

(1)	Excludes gross realized gains and losses related to residential mortgage-backed securities of $1,893 and $10,744, respectively, for the year ended December 31, 2003 and $2,534 and $2,778, respectively, for the period from September 10, 2002 to December 31, 2002.

(j) Residential Mortgage-Backed Securities

The Company accounted for its residential mortgage-backed securities portfolio in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Residential mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Residential mortgage-backed securities classified as available-for-sale are reported at fair value, with unrealized gains and temporary unrealized losses excluded from earnings and reported as accumulated other comprehensive income (loss). Amortization of any premium or discount related to the purchase of securities is included as a component of interest income. Realized gains or losses on the sale of residential mortgage-backed securities are determined on the specific identification method and are included in net income as net gains or losses on sales of securities. Unrealized losses on residential mortgage-backed securities that are determined to be other than temporary are recognized in income.

The Company invested in residential mortgage-backed securities during the year ended December 31, 2003. The Company’s investments were financed by entering into reverse repurchase agreements to leverage the overall return on capital invested in the portfolio. During the year ended December 31, 2003 and the period from September 10, 2002 to December 31, 2002, the Company had interest income on residential mortgage-backed securities, net of expenses of $9,016 and $16,385 and interest expense on reverse repurchase agreements of $4,355 and $6,578, respectively. On May 21, 2003, the Company’s board of trustees approved the sale of these securities, the repayment of all borrowings under reverse repurchase agreements, and the termination of a related hedging arrangement. At December 31, 2004, the Company held no residential mortgage-backed securities in a leveraged portfolio.

(k) Tenant and Other Receivables

Tenant and other receivables are primarily derived from the rental income that each tenant pays in accordance with the terms of its lease, which is recorded on a straightline basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straightline basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also includes receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2004, Bank of America, N.A. and Wachovia Bank, N.A. each represent more than 10% of billed accounts receivable totaling $1,093 and $5,513, respectively. As of December 31, 2003, no tenant represented more than 10% of billed accounts receivable.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

Tenant and other receivables are recorded net of the allowances for doubtful accounts. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for uncollectible accounts or records a direct write-off of the receivable in the consolidated and combined statements of operations. Bad debt expense was $373, $200, $0 and $89 for the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively.

(l) Prepaid Expenses and Other Assets

The Company makes payments for certain expenses for insurance and property taxes in advance of the period in which it receives the benefit. These payments are classified as prepaid expenses and amortized over the respective period of benefit relating to the contractual arrangement. The Company also escrows deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Prepaid acquisition costs represent a portion of the total purchase price of a property and are reclassified into real estate investments and related intangible assets, as appropriate, at the time the acquisition is completed. If such costs are related to an acquisition that will not be consummated and the deposit is not recoverable, the respective amounts are recorded as general and administrative expenses in the accompanying consolidated and combined statements of operations. Costs prepaid in connection with securing financing for a property are reclassified into deferred costs at the time the transaction is completed.

(m) Intangible Assets

Pursuant to SFAS No. 141, “Business Combinations,” the Company follows the purchase method of accounting for all business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination can be recognized and reported apart from goodwill, the Company ensures that the applicable criteria specified in SFAS No. 141 are met.

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which primarily ranges from six to 18 months. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

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

In making estimates of fair values for purposes of allocating purchase price, management utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

Management continually reviews the carrying value of intangible assets for impairment. Intangible assets and acquired lease obligations consist of the following:

	December 31, 2004	December 31, 2003
Intangible assets:
In-place leases, net of accumulated amortization of $12,295 and $2,686	$254,771	$37,069
Customer relationships, net of accumulated amortization of $9,494 and $1,597	318,244	63,016
Above-market leases, net of accumulated amortization of $4,113 and $1,521	21,553	20,351
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $153 and $474	(4,927)	(6,052)

Total intangible assets	$590,341	$115,084

Intangible liabilities:
Below-market leases, net of accumulated amortization of $3,502 and $1,463	$60,812	$49,485
Amounts related to liabilities held for sale, net of accumulated amortization of $106 and $0	(1,580)	—

Total intangible liabilities	$59,232	$49,485

The following table provides the weighted average amortization period as of December 31, 2004 for intangible assets and liabilities and the projected amortization expense for the next five years:

	Weighted Average Amortization Period	2005	2006	2007	2008	2009
In-place leases	16.6	$20,757	$19,331	$16,915	$16,265	$15,652
Customer relationships	37.5	10,331	9,496	9,493	9,485	9,448

Total to be included in depreciation and amortization expense		$31,088	$28,827	$26,408	$25,750	$25,100

Above-market lease assets	8.8	$(3,730)	$(3,656)	$(3,608)	$(3,165)	$(2,241)
Below-market lease liabilities	32.5	3,788	3,759	3,326	3,009	2,681

Total to be included in rental revenue		$58	$103	$(282)	$(156)	$440

(n) Deferred Costs

The Company has deferred certain expenditures related to the financing and leasing of certain properties. Deferred financing costs are amortized to interest expense using a method that approximates level yield over the terms of the related debt. Direct costs of leasing are deferred and amortized over the terms of the underlying leases.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

(o) Leasehold Interests

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

(p) Accounting for Derivative Financial Investments and Hedging Activities

The Company uses derivatives to hedge, fix and cap interest rate risk and accounts for its derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

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

(q) Comprehensive Income (Loss)

Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. Unrealized gains and losses on derivatives are amortized into interest expense over the life of the underlying debt. This interest expense is presented on the consolidated and combined statements of shareholders’ equity and comprehensive income (loss) and owners’ net investment as a reclassification adjustment for gains and losses reclassified into operations.

(r) Revenue Recognition

Rental income from leases is recognized on a straightline basis regardless of when payments are due. For the years ended December 31, 2004 and 2003, rental payments received in excess of rental revenues recognized were $20,314 and $23,702, respectively. For the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, rental revenues recognized in excess of payments due were $592 and $1,068, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

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

Deferred revenue represents rental revenue received from tenants prior to their due dates. Deferred revenue also includes rental payments received in excess of rental revenues recognized as a result of straightline basis accounting.

AFREG performed various accounting, property management, leasing, and project management services for related entities (Note 12). AFREG recognized revenue for accounting and management services when the service was provided and earned in accordance with the related agreements. Revenue related to the acquisition or disposition of properties was recognized when the related transaction closed. All such revenue was recorded in other income in the accompanying consolidated and combined statements of operations.

(s) Sales of Real Estate Properties

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

(t) Rent Expense

Rent expense is recognized on a straightline basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets include an accrual for rental expense recognized in excess of amounts currently due. For the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, rent expense recognized in excess of payments due was $426, $92, $44 and $113, respectively.

(u) Income Taxes

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

The Company has a wholly-owned taxable REIT subsidiary as defined under the Internal Revenue Code. The asset and liability approach is used by the taxable REIT subsidiary to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established to reduce net deferred tax assets to the amount for which recovery is more likely than not. The Company has recorded income tax provisions in the accompanying consolidated and combined statements of operations of $0, $2,670 and $131 for the years ended December 31, 2004 and 2003 and the period from September 10, 2002 through December 31, 2002, respectively, based on the taxable income of the taxable REIT subsidiary. The taxable REIT subsidiary’s effective tax rate is approximately 40%, including the effects of state taxes. The taxable REIT subsidiary does not have significant deferred tax assets or liabilities as of December 31, 2004 and 2003.

The aggregate cost basis, net of depreciation, for federal income tax purposes of the Company’s investment in real estate was approximately $3,511,444 and $1,672,000 at December 31, 2004 and 2003, respectively.

For the year ended December 31, 2004, 33% of the Company’s dividends were characterized as ordinary income and 67% were characterized as a return of capital for federal income tax purposes. For the year ended December 31, 2003, 50% of the Company’s dividends were characterized as ordinary income and 50% were characterized as a return of capital for federal income tax purposes. During the period from September 10, 2002 through December 31, 2002, all of the Company’s dividends were characterized as ordinary income for federal income tax purposes.

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

(v) Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 has been applied. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted under SFAS No. 148 and SFAS No. 123, the Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure in accordance with the provisions of SFAS No. 148 and SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated and combined financial statements, as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods. The following table illustrates the effect on net income (loss) and basic and diluted income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002
Net income (loss)	$(22,245)	$(18,822)	$8,944
Add: Total share-based employee compensation expense included in net income (loss)	5,035	9,318	437
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	6,987	10,408	484

Pro forma net income (loss)	$(24,197)	$(19,912)	$8,897

Basic income (loss) per share—as reported	$(0.22)	$(0.26)	$0.21

Basic income (loss) per share—pro forma	$(0.22)	$(0.27)	$0.21

Diluted income (loss) per share—as reported	$(0.22)	$(0.26)	$0.20

Diluted income (loss) per share—pro forma	$(0.22)	$(0.27)	$0.20

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and currently used by the Company to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. For the Company, SFAS No. 123(R) is effective as of the beginning of the first interim or annual period that begins after June 15, 2005 and the Company plans to adopt SFAS No. 123(R) as of July 1, 2005. As a result of adopting SFAS No. 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at December 31, 2004, compensation expense related to stock option awards will be approximately $76, $120 and $6 for the six months ended December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

(3) Acquisitions and Dispositions

During the years ended December 31, 2004 and 2003, the Company acquired 436 and 479 properties, respectively. The following table represents the allocation of the purchase price to the net assets acquired and the liabilities assumed during the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
Real estate investments, at cost:
Land	$221,173	$210,533
Buildings	1,005,600	1,060,121
Equipment and fixtures	180,834	173,672
Initial tenant improvements	167,961	61,659
Leasehold interests, net	(1,600)	(1,043)

	1,573,968	1,504,942
Intangibles:
In-place leases	232,650	41,727
Customer relationships	263,714	61,787
Above-market lease assets	7,339	21,027
Below-market lease liabilities	(13,509)	(49,855)

	490,194	74,686

	2,064,162	1,579,628
Other assets	—	3,356
Mortgage notes assumed	(48,072)	(301,243)
Other liabilities assumed	(5,098)	(887)
Operating Partnership units issued	(35,866)	(6,938)

Cash Paid	$1,975,126	$1,273,916

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

The following table presents information regarding property and leasehold interests acquired during the years ended December 31, 2004 and 2003:

Seller / Property Name	Date of Acquisition	Number of Buildings(1)	Purchase Price(2)(3)
State Street Financial Center	Feb. 2004	1	$706,898
Potomac Realty—Bank of America	Feb. 2004	5	9,557
215 Fremont Street and Harborside	June 2004	2	135,806
101 Independence Center	July 2004	1	106,196
Wachovia Bank, N.A.	Sept. 2004	140	510,409
Bank of America, N.A.	Oct. 2004	250	575,776
Bank of America Formulated Price Contracts	Various 2004	12	2,184
Wachovia Formulated Price Contracts	Various 2004	18	11,120
Other	Various 2004	7	6,216

Total 2004		436	$2,064,162

Dana Commercial Credit	Jan. 2003	16	$335,900
Pitney Bowes—Wachovia	Mar. 2003	87	145,077
Finova Capital—BB&T	Apr. 2003	10	21,085
Bank of America, N.A.	June 2003	158	774,424
Citigroup	Aug. 2003	21	9,323
Pitney Bowes—KeyBank	Sept. 2003	31	36,444
Pitney Bowes—Bank of America	Sept. 2003	97	89,233
Three Beaver Valley	Sept. 2003	1	49,106
Bank of America Plaza	Dec. 2003	1	88,226
Bank of America Formulated Price Contracts	Various 2003	11	5,363
Wachovia Formulated Price Contracts	Various 2003	40	22,856
Other	Various 2003	6	2,591

Total 2003		479	$1,579,628

(1)	Includes the assumption of leasehold interests and parking facilities.
(2)	Includes all acquisition costs and value of acquired intangible assets and assumed liabilities.
(3)	Excludes other non-real estate assets acquired.

Unaudited pro forma information relating to the acquisition of operating properties is presented below as if these transactions had been consummated on January 1, 2003. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisitions had been completed on January 1, 2003, nor does the pro forma financial information purport to represent the results of operations for future periods.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

The following table presents the unaudited pro forma information as if the acquisitions during the years ended December 31, 2004 and 2003 had been consummated on January 1, 2003:

	Year Ended December 31,
	2004	2003
Pro forma revenues	$491,873	$491,296

Pro forma loss from continuing operations	$(43,108)	$(63,221)

Basic and diluted pro forma loss per share from continuing operations	$(0.38)	$(0.83)

On December 22, 2004, the Company sold a 30% minority ownership interest in State Street Financial Center, resulting in proceeds of $58,974 and a gain of $17,693, net of related transaction costs.

The following table presents information regarding property dispositions completed during the years ended December 31, 2004 and 2003:

	Number of Buildings		Sale Proceeds	Gain(1)
Total 2004	55	(2)	$185,898	$11,488
Total 2003	48		33,980	8,407

(1)	Net of provision for income taxes and allocation of minority ownership interest.
(2)	Does not include the sale of two parcels of land.

(4) Indebtedness

The Company had four types of financings in place as of December 31, 2004, including mortgage notes payable, a secured credit facility, convertible senior notes, and an unsecured credit facility. The weighted average effective interest rate on these borrowings was 5.0%, 5.7%, 7.6% and 8.0% for the years ended December 31, 2004 and 2003 and the periods ended September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $2,710,911 and $927,912 as of December 31, 2004 and 2003, respectively. The financing agreements contain various financial and non-financial covenants customarily found in these types of agreements, as well as a requirement that certain individual properties maintain a debt service coverage ratio, as defined, typically of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. The lender related to the secured credit facility has the right to reassess the ratio from time to time and may require the Company to pledge additional collateral or repay a portion of the principal outstanding under this facility. As of December 31, 2004 and 2003, the Company was in compliance with all such covenants.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

(a) Mortgage Notes Payable

The following is a summary of mortgage notes payable as of December 31, 2004 and 2003:

	Encumbered Properties	Balance	Interest Rates	Maturity Dates
Fixed rate mortgages	356	$1,582,185	4.0% to 8.8%	May 2006 to Dec. 2023
Variable rate mortgages	144	425,041	3.6% to 4.7%	Oct. 2011 to June 2024

Total mortgage notes payable	500	2,007,226

Unamortized debt premium		3,208
Mortgage notes payables related to assets held for sale		(1,880)

Balance, December 31, 2004		$2,008,554

Fixed rate mortgages	342	$925,316	4.0% to 12.5%	Nov. 2004 to Dec. 2023
Variable rate mortgages	11	46,775	2.9% to 4.8%	Nov. 2004 to May 2018

Total mortgage notes payable	353	972,091

Unamortized debt premium		3,969
Mortgage notes payables related to assets held for sale		(54,705)

Balance, December 31, 2003		$921,355

Principal payments due on the mortgage notes payable as of December 31, 2004 are as follows:

2005	$50,576
2006	61,139
2007	120,554
2008	70,532
2009	126,712
2010 and thereafter	1,577,713

Total	$2,007,226

(b) Secured Credit Facility

The Company entered into a secured credit facility in July 2003. During the year ended December 31, 2004, the Company negotiated an increase in the maximum amount available under this facility from $300,000 to $400,000, through March 2005. Advances under this facility are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility has a term of three years, expiring in August 2006, and bears interest at a rate of LIBOR plus either (i) with respect to conduit properties, 1.75%, or (ii) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being financed by the proceeds of the specific advance. The Company paid a fee of 1.25% of the total initial availability in connection with this facility.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

On December 31, 2004, the Company had $270,000 of advances outstanding under this facility. These advances bear interest at LIBOR plus 1.50% (3.89% at December 31, 2004), mature in December 2005 and are secured by 236 properties in the portfolio acquired from Bank of America, N.A. in October 2004. There were no borrowings under this facility during the year ended December 31, 2003.

In January 2005, the Company repaid $40,000 of advances under this facility using cash from operations. During the period from February 1, 2005 to March 3, 2005, the interest rate on the secured line of credit was temporarily reduced to LIBOR in anticipation of the repayment of the outstanding advances with the proceeds of a long-term financing. On March 4, 2005, the Company fully repaid the remaining advances under this facility with the proceeds received from the long-term financing secured by properties in the Bank of America, N.A. portfolio acquired in October 2004. The loan is for $304,000, has a term of 15 years and bears interest at a floating rate equal to LIBOR plus 0.02% through June 14, 2005, before reverting to a fixed rate of approximately 5.96% for the remainder of the loan term. The Company borrowed approximately $230,000 of the total financing at the initial closing, and plans to borrow the remaining proceeds within 30 days of the initial closing.

(c) Convertible Senior Notes

During the year ended December 31, 2004, the Company through a private offering completed the issuance of $450,000 of convertible senior notes and received proceeds of $434,030, net of discount and financing costs. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%.

The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends of $0.26 on September 23, 2004 with a record date of October 7, 2004 and on December 17, 2004 with a record date of December 31, 2004, the conversion price per share was adjusted immediately after each record date to become approximately $17.83 and $17.82, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

In October 2004, the Emerging Issues Task Force (EITF) of the FASB ratified the proposed guidance in Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share.” This Issue requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share using the if-converted method, regardless of whether the contingency has been met. In response to this Issue, the Company entered into a Second Supplemental Indenture to the Indenture for the convertible senior notes pursuant to which it irrevocably elected to satisfy the conversion obligation with respect to the principal amount of any notes surrendered for conversion with cash. As a result of this election, the Issue requires the Company to include in its calculation of fully diluted earnings per share only those common shares issuable in satisfaction of the aggregate conversion obligation in excess of the aggregate principal amount of notes outstanding. The inclusion of any such shares would cause a reduction in the Company’s fully diluted earnings per share for any periods in which such shares are included. Volatility in the Company’s share price could cause such common shares to be included in the Company’s fully diluted earnings per share calculation in one quarter and not in a subsequent quarter, thereby increasing the volatility of the Company’s fully diluted earnings per share. As a result of applying this Issue, no shares have been included in the calculation of earnings per share.

(d) Unsecured Credit Facility

The Company maintains a $60,000 unsecured credit facility, established in September 2004. This facility has a term of two years, expiring in September 2006, and bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.00%. If the Company designates the advance as a Basic Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1%, or (ii) the Federal Funds Rate plus 1.50%. As of December 31, 2004, the Company had $21,862 of letters of credit outstanding and no advances under this facility.

(5) Derivative Instruments and Other Financing Arrangements

In February 2003, the Company entered into treasury lock agreements with an aggregate notional amount of $280,000. These derivatives were designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the expected refinancing of $280,000 in bridge loans. The Company incurred a loss of $2,000 in the second quarter of 2003 when these treasury lock agreements were terminated in connection with the related refinancings. This amount was recorded in accumulated other comprehensive income (loss) and is being reclassified to earnings over the term of the new debt instruments.

In September 2003, the Company entered into an interest rate swap agreement with an aggregate notional amount of $328,000. This derivative was designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the expected refinancing of a $400,000 bridge note payable with a $440,000 mortgage note payable. In October 2003, the Company completed this refinancing and incurred a loss of $12,895 when this interest swap agreement was terminated. This loss was recorded in accumulated other comprehensive income (loss) and is being reclassified to interest expense over the term of the new debt instrument.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

In March 2004, the Company entered into an agreement designed to straightline the variability of cash payments relating to the rents received under certain leases in the Pitney Bowes-Wachovia portfolio. This agreement ends in August 2010, coterminous with the end of the leases. The monies received and paid related to this agreement are recorded in deferred revenue on the consolidated balance sheet. As of December 31, 2004, the Company had a liability of $1,253 related to this agreement.

In July 2004, the Company entered into forward treasury lock agreements with an aggregate notional amount of $131,000. These derivatives were designated as a hedge of the variability of cash flows related to forecasted interest payments associated with the financing of a $133,900 mortgage note payable secured by 215 Fremont Street. In July 2004, the Company incurred a loss of approximately $1,436 when the treasury lock agreements were terminated in connection with the closing of the related mortgage note payable. This loss is recorded in accumulated other comprehensive income (loss) and is being reclassified to earnings over the term of the new debt instrument.

In connection with the sale of a 30% minority interest in State Street Financial Center, the Company agreed to cap the minority interest purchaser’s maximum interest rate at 4.28% as it relates to the portion of the $50,000 of mezzanine debt assumed by the minority interest purchaser. Therefore, all interest expense over 4.28% is the Company’s responsibility. The mezzanine debt bears interest at a rate of LIBOR plus 1.83%. On December 22, 2004, the Company determined the initial fair value of this interest rate cap liability to be $1,150 and recorded it as a reduction to the gain recognized as a result of the minority interest disposition. Changes in the fair value of this liability are included in interest expense in the consolidated and combined statement of operations.

During the years ended December 31, 2004 and 2003, the Company reclassified approximately $1,624 and $258 of accumulated other comprehensive income (loss) to interest expense, respectively. These amounts are included in the consolidated and combined statements of shareholders’ equity and comprehensive income/loss as a component of the reclassification adjustment for losses reclassified into operations. No such interest expense was incurred in 2002. Over the next 12 months, the Company expects to reclassify $1,715 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

(6) Shareholders’ Equity

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

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

(7) Employee Benefits

401(k) Plan

The Company has established and maintained a retirement savings plan under section 401(k) of the Internal Revenue Code (IRC). The 401(k) plan allows eligible employees, as defined within the plan, to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company matches each eligible employees’ annual contributions, within prescribed limits, in an amount equal to 100% of the first 3% of employees’ salary reduction contributions plus 50% of the next 2% of employees’ salary reduction contributions. Matching contributions of the Company vest immediately. The expense associated with the Company’s matching contribution was $191 and $120 for the year ended December 31, 2004 and 2003, respectively, and is included within general and administrative expenses in the accompanying consolidated and combined statements of operations. There was no expense during the year ended December 31, 2002 as the plan commenced in 2003.

Supplemental Executive Retirement Plan

The Company has established a non-qualified Supplemental Executive Retirement Plan (SERP). Currently, our Chief Executive Officer is a participant under this plan. The benefit payable under the SERP is based on a specified percentage of each participant’s average annual compensation, as defined within the plan, while employed with the Company. Participants may begin to receive SERP payments once they have attained the later of age 60 or retirement. Benefits paid under the SERP are for life with 10 years of guaranteed payments and terminate upon the participant’s death. The expense associated with the SERP obligation was $307 and $431 for the years ended December 31, 2004 and 2003, respectively, and is included within general and administrative expenses in the accompanying consolidated and combined statements of operations.

2002 Equity Incentive Plan

The Company established the 2002 Equity Incentive Plan (Incentive Plan) that authorized the issuance of up to 3,125,000 options to purchase common shares and 1,500,000 restricted shares. The Incentive Plan was amended in 2003 to allow for the issuance of an aggregate of 11,375,000 common shares and common share equivalents. The terms and conditions of the option awards are determined by the Board of Trustees. Options are granted at the fair market value of the shares on the date of grant. The options vest and are exercisable over periods determined by the Company, but in no event later than 10 years from the grant date.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

The following table summarizes option activity for the Company for the period from September 10, 2002 to December 31, 2004:

	Number of Shares Issuable upon Exercise	Weighted Average Exercise Price	Aggregate Exercise Price	Grant Price Range
				From	To
Balance, September 10, 2002	—	$—	$—	$—	$—
Options granted	2,812,625	10.06	28,306	10.00	11.65

Balance, December 31, 2002	2,812,625	10.06	28,306	10.00	11.65
Options granted	221,000	13.14	2,905	11.25	14.98
Options cancelled	(3,750)	10.00	(38)	10.00	10.00
Options exercised	(37,812)	10.00	(378)	10.00	10.00

Balance, December 31, 2003	2,992,063	10.29	30,795	10.00	14.98
Options cancelled	(23,437)	10.00	(234)	10.00	10.00
Options exercised	(748,946)	10.08	(7,552)	10.00	11.65

Balance, December 31, 2004	2,219,680	$10.37	$23,009	$10.00	$14.98

The following table summarizes stock options outstanding as of December 31, 2004:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$10.00 to $11.65	2,011,680	7.7 years	$10.07	1,020,446	$10.05
$12.10 to $14.98	208,000	8.4 years	$13.26	87,688	$13.14

The weighted average fair value of each option granted during the period from September 10, 2002 to December 31, 2004 ranges from $0.20 to $0.33 and was estimated on the grant date using the Black-Scholes options pricing model using the following assumptions:

Expected life (in years)	5
Risk-free interest rate	3.25% to 4.21%
Volatility	10.00%
Dividend yield	7.50%

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

During the year ended December 31, 2004 and 2003 and the period from September 10, 2002 to December 31, 2002, compensation expense related to restricted stock grants was $10,273, $3,362 and $215, respectively. The following table summarizes restricted share grant activity for the period from September 10, 2002 to December 31, 2003 for the Company:

Date of Grant	Shares Granted	Share Price At Grant Date	Vesting Period(1)
September 10, 2002	210,000	$10.00	3 years
July 1, 2003	1,141,000	12.50	3 years
September 29, 2003	219,000	14.15	3 years
October 1, 2003	28,500	14.24	4 years
January 1, 2004	149,000	16.95	3 years
January 2, 2004	442,730	16.95	4 years
March 31, 2004	27,500	16.95	3 years
June 6, 2004	12,229	14.31	4 years

	2,229,959

(1)	Vesting period is 33% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for restricted share grants that have a three year vesting period. Vesting period is 25% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for restricted share grants that have a four year vesting period.

In May 2003, the Company’s Board of Trustees approved the 2003 Outperformance Plan (OPP). The OPP is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the OPP consist of annual cash awards and a three year restricted share award. Award amounts determined under the OPP represent a percentage of the value created for shareholders in excess of established performance thresholds. The OPP is a three year plan with an effective date of January 1, 2003. The aggregate amount of the award will be determined at the end of the three year term on January 1, 2006. The restricted share portion of a participant’s reward will vest in three equal annual installments beginning on the later of January 1, 2005 or the second anniversary of the commencement of employment. The Company measures and records compensation expense over the service period in accordance with the provisions of APB No. 25 and FASB Interpretation No. 28 based upon an interim estimate of the reward. During the year ended December 31, 2004, due to variable plan accounting, the Company reversed the expense related to the contingent restricted share component of the OPP of $5,238, which was recorded in the year ended December 31, 2003. During the year ended December 31, 2003, the Company recorded $2,014 of expense related to the cash component of the OPP. No expense related to the cash component was recorded during the year ended December 31, 2004.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

(8) Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the years ended December 31, 2004 and 2003 and the period from September 10, 2002 to December 31, 2002:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002
	Basic and Diluted	Basic and Diluted	Basic	Diluted
Income (loss) from continuing operations	$(23,969)	$(26,068)	$8,412	$8,412
Add: Minority interest in Operating Partnership	—	—	—	740
Less: Dividends on unvested restricted share awards	1,799	942	—	—

Income (loss) from continuing operations	$(25,768)	$(27,010)	$8,412	$9,152

Income from discontinued operations	$1,724	$7,246	$532	$532
Add: Minority Interest	—	—	—	56

Income from discontinued operations	$1,724	$7,246	$532	$588

Weighted average number of common shares	108,117,197	74,838,001	42,168,109	42,168,109
Effect of share options and unvested restricted share awards	—	—	—	313,470
Weighted average number of Operating Partnership units	—	—	—	4,455,966

Total weighted average common shares and common share equivalents outstanding	108,117,197	74,838,001	42,168,109	46,937,545

Income (loss) per share from continuing operations	$(0.24)	$(0.36)	$0.20	$0.19

Income per share from discontinued operations	$0.02	$0.10	$0.01	$0.01

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is not dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Share options	711,557	727,028
Unvested restricted shares(1)	741,932	1,378,401
Operating Partnership units	5,234,776	4,575,660

Total shares excluded from diluted loss per share	6,688,265	6,681,089

(1)	Includes shares that are contingently issuable under the OPP during the year ended December 31, 2003.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

(9) Accumulated Other Comprehensive Loss

The following table reflects components of accumulated other comprehensive loss for the years ended December 31, 2004 and 2003 and period from September 10, 2002 through December 31, 2002:

	Unrealized Gains (Losses) on Residential Mortgage Backed Securities and Hedge	Unrealized Gains (Losses) on Available for Sale Securities	Interest Rate Hedges on Mortgage Notes Payable	Accumulated Other Comprehensive Loss
Balance, September 10, 2002	$—	$—	$—	$—
Change during year	(5,028)	(183)	—	(5,211)
Reclassification adjustments into statements of operations	237	36	—	273
Minority interest	446	14	—	460

Balance, December 31, 2002	(4,345)	(133)	—	(4,478)
Change during year	(4,060)	(616)	(14,799)	(19,475)
Reclassification adjustments into statements of operations	8,851	388	258	9,497
Minority interest	(446)	17	665	236

Balance, December 31, 2003	—	(344)	(13,876)	(14,220)
Change during year	—	(438)	(1,436)	(1,874)
Reclassification adjustments into statements of operations	—	409	1,625	2,034
Minority interest	—	(18)	(210)	(228)

Balance, December 31, 2004	$—	$(391)	$(13,897)	$(14,288)

(10) Discontinued Operations and Assets Held for Sale

During the year ended December 31, 2004, the Company sold 55 properties, in separate transactions for net sales proceeds of $185,898. The sales transactions resulted in a net gain of approximately $11,488, after minority interest of $376. Due to net operating losses on properties sold and held for sale, there was no income tax provision for the year ended December 31, 2004.

During the year ended December 31, 2003, the Company sold 38 properties in separate transactions for net sales proceeds of $33,980. The sales transactions resulted in a net gain of approximately $8,407 after minority interest of $382 and an income tax provision of $2,670.

For the period from September 10, 2002 to December 31, 2002, the Company sold properties in separate transactions for net sales proceeds of $4,456. The sales transactions resulted in a net gain of approximately $675 after minority interest of $71 and an income tax provision of $131.

For the period from January 1, 2002 to September 9, 2002, the Company sold 22 properties in separate transactions for net proceeds of $14,674, resulting in a net gain of $9,500.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company had classified 64 and 18 properties as held for sale as of December 31, 2004 and 2003, respectively. The following table summarizes information for these properties:

	December 31, 2004	December 31, 2003
Assets held for sale:
Real estate investments, at cost:
Land	$16,105	$11,377
Buildings	66,071	56,545
Equipment and fixtures	12,855	9,094

Total real estate investments, at cost	95,031	77,016
Less accumulated depreciation	(2,502)	(1,283)

	92,529	75,733
Intangible assets, net	4,927	6,052
Other assets, net	4,371	217

Total assets held for sale	101,827	82,002

Liabilities related to assets held for sale:
Mortgage notes payable	1,880	54,705
Accrued expenses	3,979	757
Below-market lease liabilities, net	1,580	—
Deferred revenue	445	292
Tenant security deposits	88	70

Total liabilities related to assets held for sale	7,972	55,824

Net assets held for sale	$93,855	$26,178

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

The following operating results of the properties held for sale as of December 31, 2004, 2003 and 2002 and the properties sold during the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002 are included in discontinued operations for all periods presented:

				Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from September 10, 2002 to December 31, 2002	Period from January 1, 2002 to September 9, 2002
Operating Results:
Revenues	$11,115	$13,216	$337	$291
Operating expenses	12,126	6,287	149	350
Impairment loss	3,614	1,551	176	—
Interest expense	253	191	60	389
Depreciation	2,042	6,401	110	265

Loss from operations before minority interest	(6,920)	(1,214)	(158)	(713)
Minority interest	216	53	15	—

Loss from operations, net	(6,704)	(1,161)	(143)	(713)

Yield maintenance fees	(3,163)	—	—	—
Minority interest	103	—	—	—

Yield maintenance fees, net	(3,060)	—	—	—

Gain on disposals, net of income taxes	11,864	8,789	746	9,500
Minority interest	(376)	(382)	(71)	—

Gain on disposals, net	11,488	8,407	675	9,500

Income from discontinued operations	$1,724	$7,246	$532	$8,787

Discontinued operations have not been segregated in the consolidated and combined statements of cash flows.

(11) Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending to the year 2024. Future minimum rental payments under noncancelable leases excluding reimbursements for operating expenses as of December 31, 2004 are as follows:

2005	$332,791
2006	317,173
2007	311,060
2008	306,041
2009	300,908
2010 and thereafter	2,874,038

Total	$4,442,011

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

As of December 31, 2004, the Company leased 42 bank branch properties from third parties with expiration dates extending to the year 2036. In addition, the Company has various ground leases with expiration dates extending through 2086. Future minimum lease payments under non-cancelable operating leases as of December 31, 2004 are as follows:

2005	$15,357
2006	15,098
2007	15,127
2008	14,643
2009	14,690
2010 and thereafter	160,534

Total	$235,449

(12) Transactions with Related Parties

The Company previously provided management and other services to entities affiliated with the Company’s President, Chief Executive Officer and Vice Chairman. No such services were provided by the Company to these affiliated entities during the year ended December 31, 2004. Total revenue received by the Company from these affiliated entities was approximately $135, $47 and $752 for the year ended December 31, 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively. Such amounts are included in interest and other income in the accompanying consolidated and combined statements of operations. The Company provided property and asset management services for four bank branches, all of which are owned by certain executive officers and other entities affiliated with them.

The Company leases space in two office buildings from real estate partnerships controlled by officers of the Company. Total rent payments under these office leases were approximately $156, $111, $91 and $56 for the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively. One lease expires in July 2009 and has aggregate annual minimum rent of $70 and the other lease has an aggregate annual minimum rent of $87 and expires in 2008. Both leases are subject to annual rent increases of the greater of 3.0% or the change in the Consumer Price Index. These amounts are included in general and administrative expenses in the accompanying consolidated and combined statements of operations.

A former officer of the Company owns a one-third interest in a leasing company that provided leasing services. Leasing commissions charged to expense related to these services were approximately $261, $258, $67 and $175 for the years ended December 31, 2004 and 2003 and the periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002, respectively.

On September 30, 2003, pursuant to the exercise of a purchase option entered into in May 2002, the Company acquired all of the ownership interests of First States Wilmington JV, L.P. (FSW), the beneficial owner of Three Beaver Valley. Total consideration paid by the Company for the FSW interests was $51,768, of which $44,830 consisted of the assumption of variable rate debt. The remaining consideration consisted primarily of units in the Company’s Operating Partnership and cash. Prior to the acquisition, FSW was controlled by the Company’s Chief Executive Officer. Concurrent with this acquisition, the Company terminated the agreement with the existing property management company, which was wholly owned by the Company’s Chief Executive Officer. The obligation resulting from this termination was approximately $150.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

A former member of the Company’s board of trustees is Head of Investment Banking at Friedman Billings Ramsey & Co., Inc. (FBR). FBR served as underwriter and placement agent in connection with the Company’s September 2002 private placement and served as co-lead manager of the Company’s June 2003 initial public offering of common shares. The Company paid FBR $25.9 million and $18.8 million in connection with the private placement and initial public offering of common shares, respectively. The Company and FBR entered into an Intellectual Property Contribution and Unit Purchase Agreement as of May 24, 2002 pursuant to which FBR contributed certain intellectual property and other in-kind capital in exchange for the issuance of 750,000 Operating Partnership units. FBR Investment Management, Inc., an affiliate of FBR, received investment advisory fees based on the month-end balance invested in the residential mortgage-backed securities investment account. Total fees paid for such services were $442 and $768 for the year ended December 31, 2003 and the period from September 10, 2002 to December 31, 2002, respectively. No such fees were paid during the year ended December 31, 2004 or the period from January 1, 2002 to September 9, 2002. Under the terms of an engagement letter, FBR provided customary investment banking and financial advisory services through June 30, 2004.

(13) Commitments and Contingencies

On February 17, 2004, the Company completed the acquisition of State Street Financial Center for a purchase price that included the issuance of 1,974,997 units in the Operating Partnership, valued at $35,867. The unitholder has the right to put the units back to the Company at any time through February 17, 2005 for cash equal, on a per unit basis to the greater of i) the original issue price of approximately $18.16 or ii) the value of one common share at the time the put is exercised. As of December 31, 2004, this put option has been partially exercised and the Company has redeemed 1,732,470 Operating Partnership units for approximately $31,112. In February 2005, the Company received notice from the unitholder for the redemption of the remaining units, which will be completed in March 2005.

On June 25, 2004, the Company entered into an agreement to sublease from Charles Schwab and Co., Inc. (Schwab) approximately 288,000 square feet of vacant space in Harborside, a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, the Company has agreed to sublease this additional space from Schwab. All of the Company’s subleases with Schwab will terminate in October 2017, the same date that Schwab’s leases with the ultimate owner terminate. In exchange for the agreements described above, Schwab has agreed to pay the Company a sublease management and standby subtenant fee of approximately $11,541, payable over the 18 months ending June 30, 2005, including $9,000 of payments made through December 31, 2004. Additionally, Schwab will provide a rent credit against the Company’s initial sublease obligations, payable through December 31, 2007, totaling approximately $40,028, including $5,945 of payments made through December 31, 2004. The sublease management fee and rent credit will be ratably recognized as income and a reduction to rent expense, respectively, over the terms of the agreements. As security for the Company’s obligation under the sublease management, subtenant and standby subtenant agreements, the Company must provide Schwab with an irrevocable, standby letter of credit in an aggregate amount equal to the total rent credit and sublease management fee payments made by Schwab, which then decreases over the term of the Company’s obligation through October 2017. As of December 31, 2004, the standby letter of credit had a face amount of $14,945.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

Under agreements with certain financial institutions, the Company is required to purchase properties at a formulated price typically based on the fair market value of the property as determined through an independent appraisal process, which values the property based on its highest and best use and its alternative use, and then applies a negotiated discount. Under these agreements, the Company is also required to assume the rights and obligations of the financial institution under leases pursuant to which the financial institution leases surplus bank branches. The Company assumes the obligations to pay rent under these leases. In exchange, the Company receives an amount typically equal to 25% to 35% of the future rental payments due under the leasehold interest acquired. Current agreements are renewable on an annual basis, and may be terminated upon 90 days prior written notice. The purchase of these properties or assumption of the leasehold interests is done on an “as-is” basis; however, the Company is not required to acquire properties with certain environmental or structural problems or with defects in title that render the property either unmarketable or uninsurable at regular rates or that materially reduce the value of the property or materially impair or restrict its contemplated use. If the Company subsequently discovers issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations, or other significant problems, the Company typically has no recourse against the seller and the value of the property may be less than the amount paid for such property. Should the Company default on its purchase obligation, the Company would forfeit its initial deposit and any supplemental deposits made with the financial institution. In addition, with respect to the assumption of leasehold interests, the Company would be liable for any rental payments due under the leasehold interests. At both December 31, 2004 and 2003, total deposits of $153 were held with financial institutions and included in prepaid expenses and other assets in the accompanying consolidated balance sheets. These deposits will be returned to the Company at the expiration date of the respective agreements.

Pursuant to the formulated price contracts described above, as of December 31, 2004 the Company has signed agreements or letters of intent to acquire approximately $10,800 of real estate properties, subject to execution of agreements, standard due diligence, and customary closing procedures. However, since the Company’s formulated price agreements require the Company, with limited exceptions, to purchase all bank branches that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.

The Company may be subject to claims or litigation in the ordinary course of business. When identified, these matters are usually referred to the Company’s legal counsel or insurance carriers. In the opinion of management, at December 31, 2004, there are no outstanding claims against the Company that would have a material adverse effect on the Company’s financial position or results of operations.

(14) Summary Quarterly Results (Unaudited)

The following is a summary of interim financial information as previously reported (in thousands, except per share data):

Year Ended December 31, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$62,965	$72,381	$81,739	$121,797
Net loss	(4,255)	(1,689)	(9,955)	(6,346)
Loss allocated to common shares	(4,255)	(1,689)	(9,955)	(6,346)
Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.09)	$(0.06)

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2004 and 2003 and

Periods from September 10, 2002 to December 31, 2002 and January 1, 2002 to September 9, 2002

(In thousands, except share, per share, buildings and square feet data)

During the second quarter of 2004 the Company reversed a previously recorded expense of approximately $4,263 related to the contingent restricted share component of the 2003 OPP.

Year Ended December 31, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$15,733	$19,302	$48,220	$55,495
Net income (loss)	2,853	(12,856)	718	(9,537)
Income (loss) allocated to common shares	2,853	(12,856)	718	(9,537)
Basic and diluted income (loss) per share	$0.07	$(0.30)	$—	$(0.09)

During the second quarter of 2003 the Company incurred a realized loss of approximately $9.2 million in connection with the sale of its residential mortgage-backed security portfolio. During the fourth quarter of 2003, the Company incurred approximately $7.3 million of compensation expense related to the cash and contingent restricted share components of the 2003 OPP.

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

				Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004(2)	Average Depreciable Life
Real estate investments:
Abington	PA	8/19/1998	$813	$82	$494	$19	$84	$511	$595	$97	35
Avondale	PA	8/20/1998	748	99	515	22	101	535	636	93	37
Berkeley Height	NJ	8/20/1998	600	84	386	15	85	400	485	66	37
Cambelltown	PA	8/20/1998	203	40	185	8	41	192	233	33	36
Cherry Hill	NJ	8/20/1998	584	72	337	11	73	347	420	52	37
Edison Twp.	NJ	8/20/1998	717	104	473	19	106	490	596	79	37
Emmaus	PA	8/20/1998	810	111	492	18	113	508	621	77	37
Feasterville	PA	8/20/1998	1,072	125	566	10	126	575	701	61	39
Hamilton Square	NJ	8/20/1998	705	113	490	24	116	511	627	84	37
Highland Park	NJ	8/20/1998	499	67	347	10	68	356	424	49	38
Hightstown	NJ	8/20/1998	689	78	346	11	80	355	435	49	38
Kendall Park	NJ	8/20/1998	652	64	288	5	64	293	357	34	38
Kenilworth	NJ	8/20/1998	491	60	267	8	61	274	335	39	38
Kennett Square	PA	8/20/1998	1,359	174	728	30	175	757	932	86	39
Lawrenceville	NJ	8/20/1998	889	113	518	17	115	533	648	77	37
Linden	NJ	8/20/1998	1,086	135	563	9	136	571	707	62	39
Linden	NJ	8/20/1998	1,156	147	606	32	148	637	785	82	39
Manasquan	NJ	8/20/1998	753	83	377	9	84	385	469	48	38
Millburn	NJ	8/20/1998	1,001	127	572	19	129	589	718	86	37
Moosic	PA	8/20/1998	330	36	148	4	36	152	188	19	38
North Plainfield	NJ	8/20/1998	—	26	130	6	27	135	162	24	36
Phoenixville	PA	8/20/1998	1,060	133	547	7	134	553	687	50	39
Point Pleasant	NJ	8/20/1998	536	78	388	11	80	397	477	54	38
Pottstown	PA	8/20/1998	205	32	135	4	33	138	171	16	39
Runnemede	NJ	8/20/1998	—	20	110	7	20	117	137	35	31
Scotch Plains	NJ	8/20/1998	686	86	380	10	87	389	476	49	38
Somerdale	NJ	8/20/1998	297	49	220	5	49	225	274	29	38
South Plainfield	NJ	8/20/1998	612	80	357	11	81	367	448	52	38
Spring Lake	NJ	8/20/1998	403	56	304	9	57	312	369	43	38
Ventnor	NJ	8/20/1998	454	55	261	9	56	269	325	41	37
Warminster	PA	8/20/1998	810	111	530	13	112	542	654	70	38
West Chester	PA	1/28/1999	3,583	374	3,569	116	374	3,685	4,059	687	37
Upper Dublin	PA	6/17/1999	904	352	956	—	352	956	1,308	237	32
Collingswood	NJ	8/6/1999	382	52	272	—	52	272	324	66	34
Pennington	NJ	8/6/1999	695	92	531	37	92	568	660	160	34
Philadelphia	PA	8/6/1999	835	70	333	—	70	333	403	56	37
Boyertown	PA	12/14/1999	363	57	300	—	57	300	357	71	34
Jenkintown	PA	7/11/2000	14,986	2,357	19,654	3,135	2,314	22,832	25,146	4,580	34
Bensalem	PA	9/20/2000	668	76	409	—	76	409	485	87	35
Philadelphia	PA	9/26/2000	86,835	12,815	106,601	1,634	12,822	108,228	121,050	21,654	34
Charleston	SC	12/29/2000	9,806	1,425	11,981	156	1,425	12,137	13,562	2,714	33
Little Rock	AR	12/11/2001	—	29	146	—	29	146	175	21	36
Aurora	MO	2/28/2002	—	77	419	—	77	419	496	62	34
Little Rock	AR	2/28/2002	—	35	192	—	35	192	227	29	33
Cary	NC	12/10/2002	1,472	185	1,051	—	185	1,051	1,236	90	35
Charlotte	NC	12/10/2002	1,346	214	1,212	—	214	1,212	1,426	104	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004(2)	Average Depreciable Life
Real estate investments:
Charlotte	NC	12/10/2002	1,171		97	548	—	97	548	645	47	35
Cornelius	NC	12/10/2002	1,094		187	1,061	—	187	1,061	1,248	91	35
Dalton	GA	12/10/2002	—		143	813	—	143	813	956	70	35
Florence	SC	12/10/2002	—		109	617	—	109	617	726	53	35
Hickory	NC	12/10/2002	—		102	578	—	102	578	680	50	35
Hilton Head	SC	12/10/2002	2,249		252	1,430	20	252	1,450	1,702	123	35
Hilton Head	SC	12/10/2002	3,365		311	1,760	—	311	1,760	2,071	151	35
Huntersville	NC	12/10/2002	—		158	893	—	158	893	1,051	77	35
Raleigh	NC	12/10/2002	1,553		170	961	—	170	961	1,131	82	35
Richmond	VA	12/10/2002	—		171	970	4	171	974	1,145	83	35
Rock Hill	SC	12/10/2002	—		97	549	—	97	549	646	47	35
Austin	TX	12/16/2002	—		498	2,747	—	498	2,747	3,245	264	35
Dodge City	KS	12/16/2002	—		65	444	23	65	467	532	42	36
Fort Myers	FL	12/16/2002	2,103		225	1,278	160	225	1,438	1,663	127	35
Gainesville	FL	12/16/2002	—		350	1,985	6	350	1,991	2,341	166	35
Nassau Bay	FL	12/16/2002	2,543		404	2,277	—	404	2,277	2,681	194	35
Pendelton	OR	12/16/2002	—		103	583	—	103	583	686	49	35
Port St. Lucie	FL	12/16/2002	—		774	4,388	333	773	4,722	5,495	387	35
Raytown	MO	12/16/2002	—		131	745	—	131	745	876	62	35
Reno	NV	12/16/2002	1,712		779	4,440	34	779	4,474	5,253	413	35
Waycross	GA	12/16/2002	—		144	868	—	144	868	1,012	71	36
Arlington	VA	1/9/2003	—		370	2,484	1	371	2,484	2,855	213	35
Baltimore	MD	1/9/2003	(a	)	3,030	22,891	—	3,030	22,891	25,921	2,002	35
Baltimore	MD	1/9/2003	(a	)	8,550	55,550	—	8,550	55,550	64,100	4,745	35
College Park	GA	1/9/2003	(a	)	2,182	14,237	(52)	2,130	14,237	16,367	1,217	35
Columbia	SC	1/9/2003	(a	)	517	3,508	1	518	3,508	4,026	302	35
Greensboro	NC	1/9/2003	(a	)	3,585	21,688	—	3,585	21,688	25,273	1,830	35
Norfolk	VA	1/9/2003	(a	)	3,316	22,872	1	3,317	22,872	26,189	1,973	35
Norfolk	VA	1/9/2003	(a	)	3,624	24,023	—	3,624	24,023	27,647	2,059	35
Richmond	VA	1/9/2003	(a	)	5,505	34,061	—	5,505	34,061	39,566	2,884	35
Richmond	VA	1/9/2003	—		7,054	46,465	770	7,055	47,234	54,289	3,984	35
Silver Springs	MD	1/9/2003	—		331	2,154	1	332	2,154	2,486	184	35
Tucker	GA	1/9/2003	(a	)	2,310	15,074	—	2,310	15,074	17,384	1,288	35
Washington	DC	1/9/2003	(a	)	3,913	24,948	1	3,914	24,948	28,862	2,124	35
Clemmons	NC	2/5/2003	1,391		172	974	(56)	116	974	1,090	78	35
Clover	SC	2/5/2003	—		51	291	—	51	291	342	23	35
Pembroke Pines	FL	2/19/2003	1,614		124	705	—	124	705	829	55	35
Plantation	FL	2/19/2003	1,309		139	789	—	139	789	928	60	35
Rockledge	FL	2/19/2003	—		42	236	—	42	236	278	18	35
Winter Park	FL	2/19/2003	1,174		126	714	—	126	714	840	55	35
Winter Park	FL	2/19/2003	809		127	718	—	127	718	845	55	35
Advance	NC	3/31/2003	263		40	242	—	40	242	282	20	35
Atlanta	GA	3/31/2003	745		88	522	—	88	522	610	41	35
Atlanta	GA	3/31/2003	2,588		369	2,160	—	369	2,160	2,529	158	35
Augusta	GA	3/31/2003	1,270		165	969	—	165	969	1,134	76	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

				Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004(2)	Average Depreciable Life
Real estate investments:
Augusta	GA	3/31/2003	1,453	162	957	—	162	957	1,119	76	35
Blowing Rock	NC	3/31/2003	201	45	265	—	45	265	310	21	35
Boca Raton	FL	3/31/2003	872	105	618	—	105	618	723	49	35
Breman	GA	3/31/2003	—	54	349	3	54	352	406	33	35
Brevard	NC	3/31/2003	548	137	804	—	137	804	941	63	35
Callahan	FL	3/31/2003	1,220	183	1,084	—	183	1,084	1,267	87	35
Canton	NC	3/31/2003	—	15	103	2	15	105	120	10	35
Cary	NC	3/31/2003	199	43	256	—	43	256	299	20	35
Charlotte	NC	3/31/2003	334	67	399	—	67	399	466	32	35
Charlotte	NC	3/31/2003	510	62	365	—	62	365	427	29	35
China Grove	NC	3/31/2003	470	96	567	—	96	567	663	45	35
Clearwater	FL	3/31/2003	1,283	217	1,285	—	217	1,285	1,502	101	35
Clemmons	NC	3/31/2003	568	77	457	—	77	457	534	36	35
Conover	NC	3/31/2003	457	79	472	—	79	472	551	38	35
Davie	FL	3/31/2003	791	145	856	—	145	856	1,001	67	35
Daytona Beach	FL	3/31/2003	1,078	174	1,029	—	174	1,029	1,203	82	35
East Point	GA	3/31/2003	791	180	1,052	—	180	1,052	1,232	82	35
Eustis	FL	3/31/2003	2,017	316	1,871	—	316	1,871	2,187	137	35
Fayetteville	FL	3/31/2003	1,374	273	1,663	—	273	1,663	1,936	123	35
Forest City	NC	3/31/2003	835	180	1,060	—	180	1,060	1,240	84	35
Ft. Lauderdale	FL	3/31/2003	1,769	310	1,837	—	310	1,837	2,147	135	35
Gastonia	NC	3/31/2003	302	63	371	—	63	371	434	29	35
Goldsboro	NC	3/31/2003	—	30	191	2	30	193	223	17	35
Graham	NC	3/31/2003	—	54	346	3	54	349	403	32	35
Green Cove	FL	3/31/2003	1,515	188	1,121	—	188	1,121	1,309	83	35
Greensboro	NC	3/31/2003	—	128	741	3	128	744	872	57	35
Hapeville	GA	3/31/2003	2,111	229	1,357	—	229	1,357	1,586	100	35
Harrisburg	NC	3/31/2003	356	67	400	—	67	400	467	32	35
Hickory	NC	3/31/2003	727	90	534	—	90	534	624	43	35
Jacksonville	FL	3/31/2003	691	88	520	—	88	520	608	41	35
Jacksonville	FL	3/31/2003	675	152	884	—	152	884	1,036	69	35
Jacksonville	FL	3/31/2003	1,450	374	2,280	—	374	2,280	2,654	168	35
Jacksonville	FL	3/31/2003	2,149	282	1,654	—	282	1,654	1,936	130	35
Jacksonville	FL	3/31/2003	2,897	366	2,149	—	366	2,149	2,515	158	35
Jacksonville	FL	3/31/2003	5,201	1,620	9,777	5	1,620	9,782	11,402	721	35
Jefferson	NC	3/31/2003	—	20	136	2	20	138	158	14	35
Kannapolis	NC	3/31/2003	368	75	443	—	75	443	518	35	35
King	NC	3/31/2003	606	78	462	—	78	462	540	37	35
Knightdale	NC	3/31/2003	—	27	157	3	27	160	187	13	35
Lakeland	FL	3/31/2003	578	63	372	—	63	372	435	30	35
Lantana	FL	3/31/2003	1,168	137	804	—	137	804	941	64	35
Largo	FL	3/31/2003	281	44	257	—	44	257	301	21	35
Lexington	NC	3/31/2003	1,694	354	2,087	—	354	2,087	2,441	153	35
Mabletown	GA	3/31/2003	1,292	342	2,098	—	342	2,098	2,440	155	35
Macon	GA	3/31/2003	1,659	144	911	2	144	913	1,057	68	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

				Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004(2)	Average Depreciable Life
Real estate investments:
Marietta	GA	3/31/2003	404	71	416	—	71	416	487	33	35
Marietta	GA	3/31/2003	630	105	620	—	105	620	725	49	35
Marion	NC	3/31/2003	930	113	668	—	113	668	781	54	35
Martinez	GA	3/31/2003	921	198	1,158	—	198	1,158	1,356	90	35
Morganton	NC	3/31/2003	2,001	204	1,259	3	204	1,262	1,466	93	35
New Port Richey	FL	3/31/2003	571	67	393	—	67	393	460	31	35
Newnan	NC	3/31/2003	2,282	507	2,965	—	507	2,965	3,472	217	35
Newton	NC	3/31/2003	623	148	867	—	148	867	1,015	68	35
Norcross	GA	3/31/2003	532	78	462	—	78	462	540	37	35
Norcross	GA	3/31/2003	984	150	889	—	150	889	1,039	71	35
Norcross	GA	3/31/2003	1,150	260	1,517	—	260	1,517	1,777	118	35
North Port	FL	3/31/2003	1,232	203	1,195	—	203	1,195	1,398	95	35
North Wilkesboro	NC	3/31/2003	4,677	1,968	11,947	—	1,968	11,947	13,915	882	35
Orlando	FL	3/31/2003	862	135	798	—	135	798	933	64	35
Palatka	FL	3/31/2003	3,318	124	805	4	124	809	933	60	35
Rockingham	NC	3/31/2003	—	78	473	2	78	475	553	40	35
Rockledge	FL	3/31/2003	692	79	469	—	79	469	548	37	35
Rocky Mount	NC	3/31/2003	—	25	147	3	25	150	175	13	35
Rocky Mount	NC	3/31/2003	1,172	141	855	—	141	855	996	63	35
Rome	GA	3/31/2003	—	34	202	3	34	205	239	17	35
Rome	GA	3/31/2003	1,676	394	2,455	—	394	2,455	2,849	182	35
Roxboro	NC	3/31/2003	1,421	171	1,016	—	171	1,016	1,187	82	35
Savannah	GA	3/31/2003	—	26	156	3	26	159	185	14	35
Savannah	GA	3/31/2003	783	92	544	—	92	544	636	43	35
Sparta	NC	3/31/2003	—	17	116	2	17	118	135	12	35
St. Petersburg	FL	3/31/2003	390	68	398	—	68	398	466	31	35
Tampa	FL	3/31/2003	2,029	600	3,599	—	600	3,599	4,199	265	35
Valdese	NC	3/31/2003	1,194	154	915	—	154	915	1,069	73	35
Vidalia	GA	3/31/2003	—	117	736	2	117	738	855	55	35
Waynesboro	GA	3/31/2003	—	36	274	3	36	277	313	21	35
Waynesville	NC	3/31/2003	983	106	636	—	106	636	742	52	35
West Jefferson	NC	3/31/2003	—	30	188	2	30	190	220	17	35
Wilkesboro	NC	3/31/2003	628	73	437	—	73	437	510	35	35
Apex	NC	4/15/2003	—	32	166	—	32	166	198	15	35
Charlotte	NC	4/15/2003	—	32	167	—	32	167	199	15	35
Graham	NC	4/15/2003	—	140	724	—	140	724	864	69	35
Havelock	NC	4/15/2003	—	37	193	—	37	193	230	18	35
Morehead City	NC	4/15/2003	—	86	446	—	86	446	532	42	35
New Bern	NC	4/15/2003	—	170	877	—	170	877	1,047	83	35
Plymouth	NC	4/15/2003	—	126	653	—	126	653	779	62	35
Wilson	NC	4/15/2003	—	1,218	6,285	1	1,218	6,286	7,504	594	35
Wilson	NC	4/15/2003	—	915	4,726	—	915	4,726	5,641	466	35
Wilson	NC	4/15/2003	—	409	2,113	—	409	2,113	2,522	201	35
Cayce	SC	5/8/2003	—	52	296	—	52	296	348	21	35
Harrisonburg	VA	6/6/2003	—	128	725	—	128	725	853	48	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004(2)	Average Depreciable Life
Real estate investments:
Wilmington	NC	6/6/2003	828		132	748	—	132	748	880	49	35
Aberdeen	WA	6/30/2003	(b	)	145	820	—	145	820	965	51	35
Aiken	SC	6/30/2003	(b	)	241	1,366	15	241	1,381	1,622	86	35
Albuquerque	NM	6/30/2003	(b	)	189	1,071	—	189	1,071	1,260	67	35
Albuquerque	NM	6/30/2003	(b	)	534	3,026	33	534	3,059	3,593	190	35
Annapolis	MD	6/30/2003	(b	)	570	3,232	40	575	3,267	3,842	202	35
Aransas Pass	TX	6/30/2003	(b	)	209	1,184	1	209	1,185	1,394	74	35
Auburn	CA	6/30/2003	(b	)	283	1,605	110	283	1,715	1,998	101	35
Austin	TX	6/30/2003	(b	)	228	1,293	5	233	1,293	1,526	81	35
Bakersfield	CA	6/30/2003	(b	)	205	1,160	—	205	1,160	1,365	72	35
Bakersfield	CA	6/30/2003	(b	)	220	1,249	—	220	1,249	1,469	78	35
Baltimore	MD	6/30/2003	(b	)	128	727	—	128	727	855	45	35
Bellingham	WA	6/30/2003	(b	)	443	2,510	27	443	2,537	2,980	157	35
Bremerton	WA	6/30/2003	(b	)	238	1,348	15	238	1,363	1,601	84	35
Brownwood	TX	6/30/2003	(b	)	129	734	—	129	734	863	48	35
Cape Girardeau	MO	6/30/2003	(b	)	205	1,160	—	205	1,160	1,365	72	35
Carrollton	TX	6/30/2003	(b	)	166	939	—	166	939	1,105	59	35
Cartersville	GA	6/30/2003	(b	)	142	807	—	142	807	949	50	35
Charlotte	NC	6/30/2003	(b	)	4,100	48,481	548	4,124	49,005	53,129	3,160	36
Charlottesville	VA	6/30/2003	(b	)	504	2,883	41	504	2,924	3,428	198	35
Chicago	IL	6/30/2003	(b	)	14,189	87,344	2,180	14,219	89,494	103,713	5,494	35
Clearwater	FL	6/30/2003	(b	)	270	1,527	17	270	1,544	1,814	96	35
Clermont	FL	6/30/2003	(b	)	56	316	82	56	398	454	24	35
Coeur D’alene	ID	6/30/2003	(b	)	215	1,227	—	215	1,227	1,442	81	35
Columbia	MO	6/30/2003	(b	)	232	1,313	14	232	1,327	1,559	82	35
Compton	CA	6/30/2003	(b	)	127	720	—	127	720	847	45	35
Coronado	CA	6/30/2003	(b	)	611	3,462	48	612	3,509	4,121	217	35
Dalhart	TX	6/30/2003	(b	)	141	813	—	141	813	954	57	35
Deland	FL	6/30/2003	—		581	3,292	50	581	3,342	3,923	209	35
Denison	TX	6/30/2003	(b	)	135	774	—	135	774	909	51	35
Dumas	TX	6/30/2003	(b	)	158	895	—	158	895	1,053	56	35
El Segundo	CA	6/30/2003	(b	)	247	1,401	55	247	1,456	1,703	89	35
Escondido	CA	6/30/2003	(b	)	346	1,960	31	346	1,991	2,337	125	35
Florissant	MO	6/30/2003	(b	)	189	1,073	5	194	1,073	1,267	67	35
Forks	WA	6/30/2003	(b	)	112	635	117	112	752	864	40	35
Fort Worth	TX	6/30/2003	(b	)	202	1,142	1	202	1,143	1,345	71	35
Fresno	CA	6/30/2003	(b	)	180	1,020	—	180	1,020	1,200	64	35
Fresno	CA	6/30/2003	(b	)	214	1,215	(2)	212	1,215	1,427	76	35
Fresno	CA	6/30/2003	(b	)	324	1,834	20	324	1,854	2,178	115	35
Gardena	CA	6/30/2003	(b	)	794	4,500	—	794	4,500	5,294	281	35
Glendale	CA	6/30/2003	(b	)	939	5,322	58	939	5,380	6,319	333	35
Hallandale	FL	6/30/2003	(b	)	570	3,229	35	570	3,264	3,834	202	35
Hampton	VA	6/30/2003	(b	)	149	868	—	149	868	1,017	68	35
Harrison	AR	6/30/2003	(b	)	144	818	—	144	818	962	51	35
Henderson	NV	6/30/2003	(b	)	189	1,073	—	189	1,073	1,262	67	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Hialeah	FL	6/30/2003	(b	)	159	903	1	159	904	1,063	56	35
Hollywood	FL	6/30/2003	(b	)	239	1,355	—	239	1,355	1,594	85	35
Houston	TX	6/30/2003	(b	)	534	3,024	45	546	3,057	3,603	189	35
Independence	KS	6/30/2003	(b	)	131	741	—	131	741	872	46	35
Independence	MO	6/30/2003	(b	)	187	1,063	1	188	1,063	1,251	66	35
Inglewood	CA	6/30/2003	(b	)	418	2,368	26	418	2,394	2,812	148	35
Jacksonville	FL	6/30/2003	(b	)	1	4	—	1	4	5	—	35
Jacksonville	FL	6/30/2003	(b	)	173	982	—	173	982	1,155	61	35
Jacksonville	FL	6/30/2003	(b	)	401	2,295	25	401	2,320	2,721	147	35
Jacksonville	FL	6/30/2003	(b	)	409	2,316	50	409	2,366	2,775	150	35
Jacksonville	FL	6/30/2003	(b	)	1,957	11,091	120	1,957	11,211	13,168	695	35
Jacksonville	FL	6/30/2003	(b	)	2,020	11,445	125	2,020	11,570	13,590	717	35
Jacksonville	FL	6/30/2003	(b	)	2,051	11,623	126	2,051	11,749	13,800	728	35
Jacksonville	FL	6/30/2003	(b	)	2,067	11,712	127	2,067	11,839	13,906	734	35
Jacksonville	FL	6/30/2003	(b	)	3,052	17,297	188	3,052	17,485	20,537	1,084	35
Jacksonville	FL	6/30/2003	(b	)	3,893	22,069	247	3,893	22,316	26,209	1,384	35
Jacksonville	FL	6/30/2003	(b	)	5,103	28,914	322	5,103	29,236	34,339	1,812	35
La Jolla	CA	6/30/2003	(b	)	935	5,305	70	935	5,375	6,310	337	35
Las Vegas	NV	6/30/2003	(b	)	330	1,869	20	330	1,889	2,219	117	35
Lexington	MO	6/30/2003	(b	)	68	385	—	68	385	453	24	35
LighthousePoint	FL	6/30/2003	(b	)	363	2,081	23	363	2,104	2,467	140	35
Long Beach	CA	6/30/2003	(b	)	142	806	—	142	806	948	50	35
Long Beach	CA	6/30/2003	(b	)	173	983	—	173	983	1,156	61	35
Long Beach	CA	6/30/2003	(b	)	814	4,613	57	814	4,670	5,484	289	35
Los Angeles	CA	6/30/2003	(b	)	110	622	—	110	622	732	39	35
Los Angeles	CA	6/30/2003	(b	)	174	985	—	174	985	1,159	62	35
Lynwood	CA	6/30/2003	(b	)	159	904	—	159	904	1,063	56	35
Merced	CA	6/30/2003	—		470	2,664	29	470	2,693	3,163	167	35
Mesa	AZ	6/30/2003	(b	)	283	1,603	18	283	1,621	1,904	100	35
Mexico	MO	6/30/2003	(b	)	215	1,230	16	215	1,246	1,461	85	35
Miami Lakes	FL	6/30/2003	(b	)	2,190	12,411	134	2,190	12,545	14,735	777	35
Mission	TX	6/30/2003	(b	)	113	642	—	113	642	755	40	35
Mission Hills	CA	6/30/2003	(b	)	205	1,179	—	205	1,179	1,384	82	35
Moses Lake	WA	6/30/2003	(b	)	216	1,222	14	216	1,236	1,452	77	35
Moultrie	GA	6/30/2003	(b	)	135	763	5	140	763	903	48	35
Mt. Pleasant	TX	6/30/2003	(b	)	131	740	14	131	754	885	47	35
Murfreesboro	TN	6/30/2003	(b	)	189	1,073	—	189	1,073	1,262	67	35
Muskogee	OK	6/30/2003	(b	)	212	1,204	1	212	1,205	1,417	75	35
Newport Beach	CA	6/30/2003	(b	)	439	2,489	27	439	2,516	2,955	156	35
North Hollywood	CA	6/30/2003	(b	)	367	2,081	23	367	2,104	2,471	130	35
North Kansas City	MO	6/30/2003	(b	)	328	1,861	20	328	1,881	2,209	118	35
Norton	VA	6/30/2003	(b	)	80	452	14	80	466	546	29	35
Ocala	FL	6/30/2003	(b	)	299	1,697	18	299	1,715	2,014	106	35
Ontario	CA	6/30/2003	(b	)	721	4,083	45	721	4,128	4,849	256	35
Orlando	FL	6/30/2003	(b	)	1,023	5,799	58	1,018	5,862	6,880	363	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Overland Park	KS	6/30/2003	(b	)	244	1,380	15	244	1,395	1,639	86	35
Palmdale	CA	6/30/2003	(b	)	158	895	—	158	895	1,053	56	35
Palmetto	FL	6/30/2003	(b	)	109	624	—	109	624	733	43	35
Pasadena	CA	6/30/2003	(b	)	689	3,905	79	689	3,984	4,673	251	35
Pasco	WA	6/30/2003	(b	)	168	954	—	168	954	1,122	60	35
Pensacola	FL	6/30/2003	(b	)	323	1,830	270	323	2,100	2,423	115	35
Phoenix	AZ	6/30/2003	(b	)	96	542	—	96	542	638	34	35
Phoenix	AZ	6/30/2003	(b	)	892	5,097	67	904	5,152	6,056	323	35
Phoenix	AZ	6/30/2003	(b	)	970	5,497	59	970	5,556	6,526	344	35
Phoenix	AZ	6/30/2003	(b	)	972	5,506	60	972	5,566	6,538	345	35
Phoenix	AZ	6/30/2003	(b	)	2,020	11,448	124	2,020	11,572	13,592	717	35
Phoenix	AZ	6/30/2003	(b	)	2,123	12,028	189	2,123	12,217	14,340	762	35
Pleasant Hill	CA	6/30/2003	(b	)	830	4,705	—	830	4,705	5,535	294	35
Pleasant Hill	CA	6/30/2003	(b	)	799	4,525	—	799	4,525	5,324	283	35
Pleasant Hill	CA	6/30/2003	(b	)	814	4,615	12	826	4,615	5,441	288	35
Pomona	CA	6/30/2003	(b	)	471	2,670	29	471	2,699	3,170	167	35
Port Angeles	WA	6/30/2003	(b	)	159	902	—	159	902	1,061	56	35
Port Charlotte	FL	6/30/2003	(b	)	198	1,125	24	198	1,149	1,347	71	35
Red Bluff	CA	6/30/2003	(b	)	330	1,868	20	330	1,888	2,218	117	35
Redding	CA	6/30/2003	(b	)	548	3,108	34	548	3,142	3,690	195	35
Richland	MO	6/30/2003	(b	)	106	602	—	106	602	708	38	35
Richland	WA	6/30/2003	(b	)	372	2,108	23	372	2,131	2,503	132	35
Riverside	CA	6/30/2003	(b	)	611	3,462	37	611	3,499	4,110	217	35
Roanoke	VA	6/30/2003	(b	)	299	1,695	26	299	1,721	2,020	106	35
Rolla	MO	6/30/2003	(b	)	86	487	—	86	487	573	30	35
Sacramento	CA	6/30/2003	(b	)	174	984	—	174	984	1,158	62	35
Sacramento	CA	6/30/2003	(b	)	220	1,250	1	221	1,250	1,471	78	35
Salinas	CA	6/30/2003	(b	)	330	1,868	20	330	1,888	2,218	117	35
San Antonio	TX	6/30/2003	(b	)	1,068	6,049	66	1,068	6,115	7,183	379	35
San Bernadino	CA	6/30/2003	(b	)	345	1,957	110	345	2,067	2,412	128	35
Santa Barbara	CA	6/30/2003	(b	)	1,408	7,979	86	1,408	8,065	9,473	500	35
Santa Maria	CA	6/30/2003	(b	)	334	1,895	21	334	1,916	2,250	119	35
Savannah	GA	6/30/2003	(b	)	386	2,187	23	386	2,210	2,596	137	35
Seattle	WA	6/30/2003	(b	)	333	1,885	20	333	1,905	2,238	118	35
Sebring	FL	6/30/2003	(b	)	167	946	55	167	1,001	1,168	63	35
South Boston	VA	6/30/2003	(b	)	114	649	—	114	649	763	42	35
Spokane	WA	6/30/2003	(b	)	1,499	8,492	92	1,499	8,584	10,083	532	35
Spokane	WA	6/30/2003	(b	)	4,808	33,540	585	4,832	34,101	38,933	2,248	36
Springfield	MO	6/30/2003	(b	)	138	779	—	138	779	917	49	35
Springfield	MO	6/30/2003	(b	)	283	1,603	17	283	1,620	1,903	100	35
St. Louis	MO	6/30/2003	(b	)	217	1,244	33	217	1,277	1,494	88	35
St. Louis	MO	6/30/2003	(b	)	221	1,250	88	221	1,338	1,559	78	35
Stockton	CA	6/30/2003	(b	)	587	3,328	36	587	3,364	3,951	208	35
Stuart	FL	6/30/2003	(b	)	485	2,753	35	485	2,788	3,273	177	35
Sunnyvale	CA	6/30/2003	(b	)	627	3,551	38	627	3,589	4,216	222	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Tacoma	WA	6/30/2003	(b	)	1,166	6,640	333	1,166	6,973	8,139	446	35
Tampa	FL	6/30/2003	(b	)	426	2,416	26	426	2,442	2,868	151	35
Tampa	FL	6/30/2003	(b	)	1,189	7,325	(517)	1,189	6,808	7,997	424	35
Torrance	CA	6/30/2003	(b	)	222	1,258	—	222	1,258	1,480	79	35
Tulsa	OK	6/30/2003	(b	)	142	807	—	142	807	949	50	35
Valdosta	GA	6/30/2003	(b	)	259	1,471	16	259	1,487	1,746	94	35
Ventura	CA	6/30/2003	(b	)	355	2,010	22	355	2,032	2,387	126	35
Waco	TX	6/30/2003	(b	)	268	1,518	16	268	1,534	1,802	95	35
Walla Walla	WA	6/30/2003	(b	)	206	1,169	38	206	1,207	1,413	76	35
Wenatchee	WA	6/30/2003	(b	)	159	903	—	159	903	1,062	56	35
Whittier	CA	6/30/2003	(b	)	470	2,666	29	470	2,695	3,165	167	35
Winder	GA	6/30/2003	(b	)	96	541	3	96	544	640	34	35
Winter Park	FL	6/30/2003	(b	)	348	1,972	33	360	1,993	2,353	124	35
Yakima	WA	6/30/2003	(b	)	269	1,525	17	269	1,542	1,811	96	35
Yuba City	CA	6/30/2003	(b	)	302	1,714	18	302	1,732	2,034	107	35
Fort Dodge	IA	7/10/2003	—		253	1,464	—	253	1,464	1,717	92	35
Hickory	NC	8/8/2003	—		124	—	—	124	—	124	—	—
Bethel	OH	8/22/2003	—		51	314	—	51	314	365	17	35
San Rafael	CA	8/28/2003	—		420	2,381	1	420	2,382	2,802	132	35
Abingdon	VA	8/29/2003	—		131	741	8	131	749	880	42	35
Irvington	NJ	8/29/2003	—		131	741	—	131	741	872	41	35
Mount Holly	NJ	8/29/2003	—		43	244	—	43	244	287	14	35
Wilksboro	NC	8/29/2003	—		46	263	—	46	263	309	15	35
Ashtabula	OH	9/12/2003	—		285	1,646	—	285	1,646	1,931	94	35
Beachwood	OH	9/12/2003	—		232	1,363	—	232	1,363	1,595	80	35
Bedford	OH	9/12/2003	—		96	609	—	96	609	705	41	35
Berea	OH	9/12/2003	—		189	1,136	2	189	1,138	1,327	70	35
Cincinnati	OH	9/12/2003	—		74	446	—	74	446	520	28	35
Cincinnati	OH	9/12/2003	—		60	371	—	60	371	431	24	35
Cincinnati	OH	9/12/2003	—		176	1,133	1	176	1,134	1,310	77	35
Cleveland	OH	9/12/2003	—		116	720	1	117	720	837	46	35
Cleveland	OH	9/12/2003	—		392	2,272	1	392	2,273	2,665	131	35
Cleveland	OH	9/12/2003	—		67	446	—	67	446	513	32	35
Cleveland	OH	9/12/2003	—		80	491	—	80	491	571	32	35
Cleveland	OH	9/12/2003	—		131	805	—	131	805	936	52	35
Cleveland	OH	9/12/2003	—		73	452	—	73	452	525	29	35
Cleveland	OH	9/12/2003	—		137	842	—	137	842	979	55	35
Conneaut	OH	9/12/2003	—		106	653	—	106	653	759	42	35
Euclid	OH	9/12/2003	—		102	659	—	102	659	761	45	35
Euclid	OH	9/12/2003	—		103	615	—	103	615	718	37	35
Garfield Height	OH	9/12/2003	—		71	439	—	71	439	510	28	35
Geneva	OH	9/12/2003	—		134	836	—	134	836	970	55	35
Jefferson	OH	9/12/2003	—		130	819	—	130	819	949	54	35
Kent	OH	9/12/2003	—		43	248	—	43	248	291	14	35
Mason	OH	9/12/2003	—		58	345	—	58	345	403	21	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Medina	OH	9/12/2003	—		100	606	—	100	606	706	38	35
Mentor	OH	9/12/2003	—		152	903	—	152	903	1,055	55	35
Mentor	OH	9/12/2003	—		98	588	—	98	588	686	36	35
Milford	OH	9/12/2003	—		108	675	—	108	675	783	44	35
Pepper Pike	OH	9/12/2003	—		167	978	—	167	978	1,145	59	35
Rock Creek	OH	9/12/2003	—		45	273	—	45	273	318	17	35
Shaker Heights	OH	9/12/2003	—		241	1,442	2	241	1,444	1,685	88	35
Springfield Twp	OH	9/12/2003	—		64	383	—	64	383	447	23	35
Strongville	OH	9/12/2003	—		103	654	—	103	654	757	44	35
Asheville	NC	9/24/2003	—		505	2,923	1	505	2,924	3,429	153	35
Asheville	NC	9/24/2003	—		60	350	—	60	350	410	18	35
Asheville	NC	9/24/2003	(c	)	64	374	—	64	374	438	20	35
Black Mountain	NC	9/24/2003	—		30	194	—	30	194	224	12	35
Boone	NC	9/24/2003	(c	)	112	655	—	112	655	767	34	35
Brevard	NC	9/24/2003	—		50	314	—	50	314	364	19	35
Burgaw	NC	9/24/2003	(c	)	63	369	—	63	369	432	19	35
Burlington	NC	9/24/2003	(c	)	95	552	—	95	552	647	29	35
Burlington	NC	9/24/2003	(c	)	210	1,215	6	210	1,221	1,431	64	35
Calabash	NC	9/24/2003	—		69	414	—	69	414	483	25	35
Candler	NC	9/24/2003	(c	)	74	430	—	74	430	504	22	35
Carolina Beach	NC	9/24/2003	(c	)	154	895	—	154	895	1,049	47	35
Cary	NC	9/24/2003	(c	)	81	472	—	81	472	553	25	35
Charlotte	NC	9/24/2003	—		79	462	—	79	462	541	24	35
Charlotte	NC	9/24/2003	(c	)	87	505	—	87	505	592	26	35
Charlotte	NC	9/24/2003	(c	)	95	554	—	95	554	649	29	35
Charlotte	NC	9/24/2003	(c	)	101	587	—	101	587	688	31	35
Charlotte	NC	9/24/2003	(c	)	142	826	—	142	826	968	43	35
Charlotte	NC	9/24/2003	(c	)	166	965	—	166	965	1,131	51	35
Charlotte	NC	9/24/2003	(c	)	172	1,003	—	172	1,003	1,175	53	35
Charlotte	NC	9/24/2003	(c	)	178	1,035	—	178	1,035	1,213	54	35
Charlotte	NC	9/24/2003	(c	)	230	1,338	—	230	1,338	1,568	70	35
Cherryville	NC	9/24/2003	(c	)	73	427	—	73	427	500	22	35
Columbus	NC	9/24/2003	(c	)	48	281	—	48	281	329	15	35
Cornelius	NC	9/24/2003	(c	)	259	1,510	3	259	1,513	1,772	79	35
Dallas	NC	9/24/2003	(c	)	64	372	—	64	372	436	19	35
Denver	NC	9/24/2003	(c	)	54	312	—	54	312	366	16	35
Dunn	NC	9/24/2003	—		166	1,052	—	166	1,052	1,218	73	35
Durham	NC	9/24/2003	(c	)	79	463	1	80	463	543	24	35
Durham	NC	9/24/2003	(c	)	95	551	—	95	551	646	29	35
Eden	NC	9/24/2003	—		30	184	—	30	184	214	11	35
Eden	NC	9/24/2003	(c	)	144	834	—	144	834	978	44	35
Elizabethtown	NC	9/24/2003	(c	)	86	499	—	86	499	585	26	35
Farmville	NC	9/24/2003	(c	)	128	747	—	128	747	875	39	35
Fayetteville	NC	9/24/2003	(c	)	86	502	—	86	502	588	26	35
Fayetteville	NC	9/24/2003	(c	)	88	513	—	88	513	601	27	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Fayetteville	NC	9/24/2003	(c	)	92	535	—	92	535	627	28	35
Garner	NC	9/24/2003	(c	)	103	601	—	103	601	704	31	35
Gastonia	NC	9/24/2003	(c	)	81	472	—	81	472	553	25	35
Gastonia	NC	9/24/2003	(c	)	188	1,087	—	188	1,087	1,275	57	35
Gastonia	NC	9/24/2003	(c	)	396	2,276	—	396	2,276	2,672	119	35
Greensboro	NC	9/24/2003	(c	)	102	594	—	102	594	696	31	35
Greensboro	NC	9/24/2003	(c	)	128	745	—	128	745	873	39	35
Greenville	NC	9/24/2003	—		88	497	—	88	497	585	26	35
Greenville	NC	9/24/2003	—		499	2,831	2	499	2,833	3,332	147	35
Greenville	NC	9/24/2003	(c	)	91	530	—	91	530	621	28	35
Greenville	NC	9/24/2003	(c	)	137	799	—	137	799	936	42	35
Havelock	NC	9/24/2003	—		81	515	—	81	515	596	33	35
Henderson	NC	9/24/2003	—		68	390	—	68	390	458	20	35
Henderson	NC	9/24/2003	—		101	571	—	101	571	672	30	35
Henderson	NC	9/24/2003	(c	)	22	129	—	22	129	151	7	35
High Point	NC	9/24/2003	(c	)	74	429	—	74	429	503	22	35
High Point	NC	9/24/2003	(c	)	131	762	—	131	762	893	40	35
Hillsborough	NC	9/24/2003	(c	)	39	225	—	39	225	264	12	35
Kenansville	NC	9/24/2003	(c	)	72	418	—	72	418	490	22	35
Kinston	NC	9/24/2003	—		60	363	—	60	363	423	29	35
Kinston	NC	9/24/2003	(c	)	150	876	—	150	876	1,026	46	35
Lincolnton	NC	9/24/2003	—		397	2,303	—	397	2,303	2,700	130	35
Lincolnton	NC	9/24/2003	(c	)	96	561	—	96	561	657	29	35
Marion	NC	9/24/2003	(c	)	197	1,148	3	197	1,151	1,348	60	35
Monroe	NC	9/24/2003	(c	)	155	907	1	156	907	1,063	47	35
Mooresville	NC	9/24/2003	(c	)	122	708	—	122	708	830	37	35
Mount Olive	NC	9/24/2003	(c	)	90	519	—	90	519	609	27	35
Mt. Airy	NC	9/24/2003	(c	)	63	369	—	63	369	432	19	35
New Bern	NC	9/24/2003	(c	)	84	489	—	84	489	573	26	35
North Wilkesboro	NC	9/24/2003	—		73	439	—	73	439	512	34	35
Pinehurst	NC	9/24/2003	(c	)	105	610	—	105	610	715	32	35
Pleasant Garden	NC	9/24/2003	(c	)	44	257	—	44	257	301	13	35
Raleigh	NC	9/24/2003	(c	)	84	490	—	84	490	574	26	35
Raleigh	NC	9/24/2003	(c	)	120	699	—	120	699	819	37	35
Raleigh	NC	9/24/2003	(c	)	140	819	—	140	819	959	43	35
Raleigh	NC	9/24/2003	(c	)	258	1,491	—	258	1,491	1,749	78	35
Reidsville	NC	9/24/2003	(c	)	94	541	—	94	541	635	28	35
Richlands	NC	9/24/2003	—		53	328	—	53	328	381	18	35
Salisbury	NC	9/24/2003	(c	)	65	379	—	65	379	444	20	35
Salisbury	NC	9/24/2003	(c	)	170	994	—	170	994	1,164	52	35
Southern Piens	NC	9/24/2003	(c	)	142	829	—	142	829	971	44	35
Spring Lake	NC	9/24/2003	(c	)	155	907	—	155	907	1,062	47	35
Spruce Pine	NC	9/24/2003	(c	)	126	719	—	126	719	845	37	35
Stanley	NC	9/24/2003	—		76	440	—	76	440	516	23	35
Statesville	NC	9/24/2003	(c	)	135	784	—	135	784	919	41	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Statesville	NC	9/24/2003	(c	)	337	1,927	—	337	1,927	2,264	101	35
Swansboro	NC	9/24/2003	(c	)	47	273	—	47	273	320	14	35
Tarboro	NC	9/24/2003	—		42	237	—	42	237	279	12	35
Tarboro	NC	9/24/2003	(c	)	120	733	—	120	733	853	44	35
Thomasville	NC	9/24/2003	—		179	1,015	—	179	1,015	1,194	53	35
Troutman	NC	9/24/2003	(c	)	86	499	—	86	499	585	26	35
Tryon	NC	9/24/2003	(c	)	147	856	—	147	856	1,003	45	35
Washington	NC	9/24/2003	—		70	417	—	70	417	487	31	35
Washington	NC	9/24/2003	—		55	312	—	55	312	367	16	35
Washington	NC	9/24/2003	(c	)	111	636	—	111	636	747	33	35
Wilmington	NC	9/24/2003	—		57	321	—	57	321	378	17	35
Wilmington	NC	9/24/2003	(c	)	155	903	—	155	903	1,058	47	35
Wilmington	NC	9/24/2003	(c	)	186	1,086	—	186	1,086	1,272	57	35
Winston-Salem	NC	9/24/2003	(c	)	95	555	—	95	555	650	29	35
Winston-Salem	NC	9/24/2003	(c	)	223	1,301	—	223	1,301	1,524	68	35
Gastonia	NC	9/30/2003	—		193	1,096	—	193	1,096	1,289	57	35
High Point	NC	9/30/2003	—		106	601	—	106	601	707	31	35
Wilmington	DE	9/30/2003	42,760		4,916	38,163	4,512	4,900	42,691	47,591	2,810	33
St. Louis	MO	12/15/2003	62,211		10,153	66,654	113	10,145	66,775	76,920	3,631	35
Wilmington	NC	12/22/2003	—		115	696	—	115	696	811	29	35
Cornelius	NC	1/29/2004	—		164	993	8	164	1,001	1,165	38	35
Boston	MA	2/17/2004	562,358		68,300	411,909	19	68,277	411,951	480,228	16,257	35
Arlington	TX	2/20/2004	1,737		237	1,522	4	237	1,526	1,763	55	35
Ennis	TX	2/20/2004	1,821		226	1,486	121	226	1,607	1,833	56	35
Hillsboro	TX	2/20/2004	802		100	681	5	100	686	786	32	35
Paris	TX	2/20/2004	1,136		138	908	5	138	913	1,051	34	35
Stephenville	TX	2/20/2004	1,470		190	1,243	—	190	1,243	1,433	46	35
Indian Harbour	FL	4/1/2004	—		85	482	—	85	482	567	15	35
Sylvania	GA	4/1/2004	—		100	568	—	100	568	668	18	35
Jersey City	NJ	6/24/2004	—		—	—	432	—	432	432	—	35
San Francisco	CA	6/24/2004	133,900		19,200	99,574	—	19,200	99,574	118,774	2,040	35
Leesburg	VA	6/25/2004	—		505	3,065	2	505	3,067	3,572	64	35
Charlotte	NC	7/29/2004	79,913		12,259	77,057	19	12,259	77,076	89,335	1,843	35
Canton	GA	9/1/2004	—		48	274	—	48	274	322	4	35
Charlotte	NC	9/1/2004	—		136	768	—	136	768	904	11	35
Cinnaminson	NJ	9/1/2004	—		92	521	—	92	521	613	7	35
Dunwoody	GA	9/1/2004	—		144	817	—	144	817	961	11	35
Marietta	GA	9/1/2004	—		109	615	—	109	615	724	9	35
York	PA	9/1/2004	—		57	324	—	57	324	381	4	35
Alexandria	VA	9/22/2004	( d	)	72	445	—	72	445	517	5	35
Alexandria	VA	9/22/2004	( d	)	443	1,074	—	443	1,074	1,517	12	35
Amherst	VA	9/22/2004	( d	)	24	166	—	24	166	190	2	35
Anderson	SC	9/22/2004	( d	)	49	344	—	49	344	393	4	35
Asheville	NC	9/22/2004	( d	)	348	2,567	—	348	2,567	2,915	27	35
Atlanta	GA	9/22/2004	( d	)	1,777	13,655	—	1,777	13,655	15,432	147	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Baltimore	MD	9/22/2004	(d	)	199	1,370	—	199	1,370	1,569	23	35
Basset	VA	9/22/2004	(d	)	108	640	—	108	640	748	7	35
Beaufort	SC	9/22/2004	(d	)	90	565	—	90	565	655	6	35
Belle Glade	FL	9/22/2004	(d	)	48	303	20	48	323	371	3	35
Belmont	NC	9/22/2004	(d	)	8	71	—	8	71	79	1	35
Bennettsville	SC	9/22/2004	(d	)	48	289	—	48	289	337	3	35
Blacksburg	VA	9/22/2004	(d	)	36	250	—	36	250	286	3	35
Boynton Beach	FL	9/22/2004	(d	)	108	635	—	108	635	743	7	35
Brick	NJ	9/22/2004	(d	)	355	2,073	—	355	2,073	2,428	21	35
Bristol	PA	9/22/2004	(d	)	84	501	—	84	501	585	5	35
Brookneal	VA	9/22/2004	(d	)	36	230	—	36	230	266	2	35
Burlington	NC	9/22/2004	(d	)	216	1,392	—	216	1,392	1,608	15	35
Camden	SC	9/22/2004	(d	)	48	291	—	48	291	339	3	35
Cape Canaveral	FL	9/22/2004	(d	)	114	671	—	114	671	785	7	35
Charleston	SC	9/22/2004	—		408	2,737	—	408	2,737	3,145	29	35
Charlottesville	VA	9/22/2004	(d	)	423	2,818	—	423	2,818	3,241	32	35
Christainsburg	VA	9/22/2004	(d	)	72	456	—	72	456	528	5	35
Clintwood	VA	9/22/2004	(d	)	48	311	—	48	311	359	3	35
Cocoa	FL	9/22/2004	(d	)	96	572	—	96	572	668	6	35
Colombia	SC	9/22/2004	(d	)	568	5,734	—	568	5,734	6,302	64	35
Columbus	GA	9/22/2004	(d	)	348	2,467	—	348	2,467	2,815	26	35
Crandford	NJ	9/22/2004	(d	)	236	1,367	—	236	1,367	1,603	14	35
Dade City	FL	9/22/2004	(d	)	48	272	—	48	272	320	3	35
Dalton	GA	9/22/2004	(d	)	144	962	—	144	962	1,106	10	35
Daytona Beach	FL	9/22/2004	(d	)	192	1,152	—	192	1,152	1,344	12	35
Deland	FL	9/22/2004	(d	)	192	1,163	—	192	1,163	1,355	12	35
Delray Beach	FL	9/22/2004	—		144	857	—	144	857	1,001	9	35
Dillon	SC	9/22/2004	(d	)	48	290	—	48	290	338	3	35
Doylestown	PA	9/22/2004	(d	)	168	977	19	168	996	1,164	11	35
Dunedin	FL	9/22/2004	(d	)	216	1,338	7	216	1,345	1,561	15	35
East Haven	CT	9/22/2004	(d	)	56	334	—	56	334	390	4	35
Fort Myers	FL	9/22/2004	(d	)	396	2,502	—	396	2,502	2,898	30	35
Franklin	NC	9/22/2004	(d	)	12	98	—	12	98	110	1	35
Glen Allen	VA	9/22/2004	(d	)	863	5,869	—	863	5,869	6,732	62	35
Glen Allen	VA	9/22/2004	(d	)	1,019	6,915	—	1,019	6,915	7,934	73	35
Goldsboro	NC	9/22/2004	(d	)	228	1,562	—	228	1,562	1,790	29	35
Hadden Township	NJ	9/22/2004	(d	)	467	3,465	—	467	3,465	3,932	37	35
Hanover	PA	9/22/2004	(d	)	144	857	—	144	857	1,001	9	35
Harrisinburg	VA	9/22/2004	(d	)	144	899	—	144	899	1,043	10	35
Hendersonville	NC	9/22/2004	(d	)	120	745	—	120	745	865	8	35
Hillside	NJ	9/22/2004	(d	)	144	830	—	144	830	974	9	35
Hollywood	FL	9/22/2004	(d	)	72	434	—	72	434	506	5	35
Jenkintown	PA	9/22/2004	(d	)	204	1,221	—	204	1,221	1,425	13	35
Kingston	NY	9/22/2004	—		70	419	—	70	419	489	4	35
Lakeland	FL	9/22/2004	(d	)	228	1,452	—	228	1,452	1,680	15	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Lancaster	PA	9/22/2004	(d	)	683	4,503	—	683	4,503	5,186	47	35
Lebanon	PA	9/22/2004	(d	)	36	233	—	36	233	269	3	35
Madison	FL	9/22/2004	(d	)	48	298	—	48	298	346	3	35
Media	PA	9/22/2004	(d	)	216	1,252	—	216	1,252	1,468	13	35
Melbourne	FL	9/22/2004	(d	)	144	855	—	144	855	999	9	35
Milford	PA	9/22/2004	(d	)	42	255	—	42	255	297	3	35
Morristown	NJ	9/22/2004	(d	)	638	3,961	—	638	3,961	4,599	41	35
Mount Carmel	PA	9/22/2004	(d	)	18	120	—	18	120	138	1	35
Mt. Penn	PA	9/22/2004	(d	)	39	244	—	39	244	283	3	35
Naples	FL	9/22/2004	(d	)	216	1,242	—	216	1,242	1,458	13	35
Naples	FL	9/22/2004	(d	)	132	766	—	132	766	898	8	35
New Haven	CT	9/22/2004	(d	)	76	445	—	76	445	521	5	35
New Paltz	NY	9/22/2004	(d	)	204	1,196	—	204	1,196	1,400	13	35
New Port Richey	FL	9/22/2004	(d	)	108	632	—	108	632	740	7	35
New Smyrna Beach	FL	9/22/2004	(d	)	96	578	—	96	578	674	6	35
Norfolk	VA	9/22/2004	(d	)	48	307	—	48	307	355	3	35
Norristown	PA	9/22/2004	(d	)	240	1,429	—	240	1,429	1,669	15	35
North Brunswick	NJ	9/22/2004	(d	)	—	261	—	—	261	261	3	35
North Brunswick	NJ	9/22/2004	(d	)	1,140	8,437	—	1,140	8,437	9,577	90	35
Norwalk	CT	9/22/2004	(d	)	192	1,233	—	192	1,233	1,425	13	35
Paterson	NJ	9/22/2004	(d	)	180	1,079	—	180	1,079	1,259	11	35
Pennington	NJ	9/22/2004	(d	)	229	1,327	—	229	1,327	1,556	14	35
Pensacola	FL	9/22/2004	(d	)	156	937	162	156	1,099	1,255	10	35
Perry	FL	9/22/2004	(d	)	48	304	—	48	304	352	3	35
Perth Amboy	NJ	9/22/2004	(d	)	78	593	—	78	593	671	6	35
Petersburg	VA	9/22/2004	(d	)	36	233	—	36	233	269	2	35
Pheonixville	PA	9/22/2004	(d	)	120	716	—	120	716	836	8	35
Philadelphia	PA	9/22/2004	(d	)	132	782	29	132	811	943	8	35
Philadelphia	PA	9/22/2004	—		276	1,623	—	276	1,623	1,899	17	35
Philadelphia	PA	9/22/2004	(d	)	1,335	9,765	—	1,335	9,765	11,100	109	35
Pittston	PA	9/22/2004	(d	)	24	158	—	24	158	182	2	35
Port Richey	FL	9/22/2004	(d	)	204	1,259	—	204	1,259	1,463	13	35
Pottstown	PA	9/22/2004	(d	)	24	158	—	24	158	182	2	35
Raleigh	NC	9/22/2004	(d	)	3,200	23,003	—	3,200	23,003	26,203	245	35
Red Bank	NJ	9/22/2004	(d	)	544	3,366	—	544	3,366	3,910	35	35
Richlands	VA	9/22/2004	(d	)	24	161	—	24	161	185	2	35
Roanoke	VA	9/22/2004	(d	)	3,440	24,294	—	3,440	24,294	27,734	258	35
Scotch Plains	NJ	9/22/2004	(d	)	156	901	—	156	901	1,057	9	35
Scranton	PA	9/22/2004	(d	)	45	456	161	45	617	662	11	35
Sebring	FL	9/22/2004	(d	)	72	559	185	72	744	816	12	35
Shelton	CT	9/22/2004	(d	)	348	2,214	—	348	2,214	2,562	23	35
Smithfield	NC	9/22/2004	(d	)	48	302	—	48	302	350	3	35
South Amboy	NJ	9/22/2004	(d	)	42	257	—	42	257	299	3	35
Spartanburg	SC	9/22/2004	—		188	1,244	—	188	1,244	1,432	13	35
Succasunna	NJ	9/22/2004	(d	)	204	1,188	—	204	1,188	1,392	12	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Sumter	SC	9/22/2004	(d	)	108	649	—	108	649	757	7	35
Tampa	FL	9/22/2004	(d	)	132	778	—	132	778	910	8	35
Thomasville	NC	9/22/2004	(d	)	84	504	—	84	504	588	5	35
Titusville	FL	9/22/2004	(d	)	144	852	2	144	854	998	9	35
Toms River	NJ	9/22/2004	—		300	2,086	—	300	2,086	2,386	22	35
Trenton	NJ	9/22/2004	(d	)	147	888	—	147	888	1,035	9	35
Union	NJ	9/22/2004	(d	)	228	1,314	—	228	1,314	1,542	14	35
Vienna	VA	9/22/2004	(d	)	320	739	—	320	739	1,059	9	35
Virginia Beach	VA	9/22/2004	(d	)	156	1,107	—	156	1,107	1,263	12	35
Warrenton	VA	9/22/2004	(d	)	60	359	—	60	359	419	4	35
Washington	NJ	9/22/2004	(d	)	60	367	—	60	367	427	4	35
Waterbury	CT	9/22/2004	(d	)	168	1,432	—	168	1,432	1,600	16	35
West Chester	PA	9/22/2004	(d	)	240	1,454	—	240	1,454	1,694	15	35
West Palm Beach	FL	9/22/2004	(d	)	288	1,931	6	288	1,937	2,225	28	35
West Palm Beach	FL	9/22/2004	(d	)	180	1,106	3	180	1,109	1,289	12	35
West Palm Beach	FL	9/22/2004	(d	)	719	4,385	25	719	4,410	5,129	59	35
West Palm Beach	FL	9/22/2004	(d	)	48	294	—	48	294	342	3	35
West Palm Beach	FL	9/22/2004	(d	)	755	4,768	46	755	4,814	5,569	50	35
Williamsburg	VA	9/22/2004	(d	)	108	649	—	108	649	757	7	35
Williamston	NC	9/22/2004	(d	)	48	303	—	48	303	351	3	35
Wind Gap	PA	9/22/2004	(d	)	24	149	—	24	149	173	2	35
Winstom Salem	NC	9/22/2004	(d	)	6,832	42,579	—	6,832	42,579	49,411	444	35
Winstom Salem	NC	9/22/2004	(d	)	1,258	11,636	—	1,258	11,636	12,894	128	35
Winstom Salem	NC	9/22/2004	(d	)	851	6,807	—	851	6,807	7,658	74	35
Winter Garden	FL	9/22/2004	(d	)	84	502	—	84	502	586	5	35
Winterville	NC	9/22/2004	(d	)	947	6,579	—	947	6,579	7,526	70	35
Woodbridge	CT	9/22/2004	(d	)	108	625	—	108	625	733	7	35
York	PA	9/22/2004	(d	)	216	1,457	—	216	1,457	1,673	15	35
Abingdon	VA	10/1/2004	(e	)	91	550	—	91	550	641	6	35
Albany	NY	10/1/2004	(e	)	966	6,795	—	966	6,795	7,761	74	35
Allbany	NY	10/1/2004	(e	)	1,296	8,834	—	1,296	8,834	10,130	113	35
Allenhurst	NJ	10/1/2004	(e	)	98	557	—	98	557	655	6	35
Arnold	CA	10/1/2004	(e	)	106	601	—	106	601	707	6	35
Auburn	ME	10/1/2004	(e	)	77	438	—	77	438	515	5	35
Auburn	NY	10/1/2004	(e	)	426	2,796	—	426	2,796	3,222	30	35
Austin	TX	10/1/2004	(e	)	67	409	—	67	409	476	4	35
Bakersfield	CA	10/1/2004	(e	)	125	730	—	125	730	855	7	35
Baldwin	NY	10/1/2004	(e	)	68	388	—	68	388	456	4	35
Ballwin	MO	10/1/2004	(e	)	111	666	—	111	666	777	7	35
Bangor	ME	10/1/2004	(e	)	344	2,624	—	344	2,624	2,968	66	35
Batesville	AR	10/1/2004	(e	)	57	350	—	57	350	407	4	35
Beaumont	TX	10/1/2004	(e	)	67	379	—	67	379	446	4	35
Belleair Bluffs	FL	10/1/2004	(e	)	90	537	—	90	537	627	6	35
Belton	MO	10/1/2004	(e	)	106	641	—	106	641	747	7	35
Benton	AR	10/1/2004	(e	)	80	508	—	80	508	588	6	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Bergenfield	NJ	10/1/2004	(e	)	88	496	—	88	496	584	5	35
Blountstown	FL	10/1/2004	(e	)	80	486	—	80	486	566	5	35
Bradenton	FL	10/1/2004	(e	)	92	555	—	92	555	647	6	35
Bradentown	FL	10/1/2004	(e	)	131	818	—	131	818	949	9	35
Brick	NJ	10/1/2004	(e	)	83	471	—	83	471	554	5	35
Bridgewater	NJ	10/1/2004	(e	)	879	5,633	—	879	5,633	6,512	60	35
Broken Arrow	OK	10/1/2004	(e	)	74	470	—	74	470	544	7	35
Brooksville	FL	10/1/2004	(e	)	117	738	—	117	738	855	8	35
Buffalo	NY	10/1/2004	(e	)	1,215	8,258	—	1,215	8,258	9,473	113	35
Burbank	CA	10/1/2004	(e	)	142	830	—	142	830	972	8	35
Burlingame	CA	10/1/2004	(e	)	122	779	—	122	779	901	8	35
Camas	WA	10/1/2004	(e	)	72	430	—	72	430	502	5	35
Canoga Park	CA	10/1/2004	(e	)	108	611	—	108	611	719	6	35
Cape Coral	FL	10/1/2004	(e	)	95	574	—	95	574	669	6	35
Catoosa	OK	10/1/2004	(e	)	85	506	—	85	506	591	5	35
Charlotte	NC	10/1/2004	(e	)	2,828	19,700	—	2,828	19,700	22,528	218	35
Clarkson	WA	10/1/2004	(e	)	91	558	—	91	558	649	6	35
Clarksville	TN	10/1/2004	(e	)	111	672	—	111	672	783	7	35
Cocoa	FL	10/1/2004	(e	)	108	710	—	108	710	818	9	35
Columbia	TN	10/1/2004	(e	)	87	518	—	87	518	605	6	35
Crystal River	FL	10/1/2004	(e	)	99	613	—	99	613	712	7	35
Daytona Beach	FL	10/1/2004	(e	)	144	917	—	144	917	1,061	10	35
Decatur	GA	10/1/2004	(e	)	93	564	—	93	564	657	6	35
Dinuba	CA	10/1/2004	(e	)	105	592	—	105	592	697	6	35
Duncanville	TX	10/1/2004	(e	)	45	279	—	45	279	324	3	35
East Brunswick	NJ	10/1/2004	(e	)	149	872	—	149	872	1,021	9	35
East Brunswick	NJ	10/1/2004	(e	)	111	631	—	111	631	742	7	35
East Meadow	NY	10/1/2004	(e	)	76	431	—	76	431	507	4	35
East Point	GA	10/1/2004	(e	)	114	687	—	114	687	801	8	35
Edmonds	WA	10/1/2004	(e	)	84	515	—	84	515	599	6	35
Enid	OK	10/1/2004	(e	)	63	376	—	63	376	439	4	35
Eureka	CA	10/1/2004	(e	)	124	725	—	124	725	849	7	35
Eustis	FL	10/1/2004	(e	)	108	613	—	108	613	721	6	35
Fairfax	VA	10/1/2004	(e	)	161	941	—	161	941	1,102	9	35
Farmington	CT	10/1/2004	(e	)	1,266	8,719	—	1,266	8,719	9,985	96	35
Fitzgerald	GA	10/1/2004	(e	)	60	340	—	60	340	400	4	35
Flemington	NJ	10/1/2004	(e	)	45	272	—	45	272	317	3	35
Florence	SC	10/1/2004	(e	)	119	707	—	119	707	826	8	35
Folsum	CA	10/1/2004	(e	)	112	636	—	112	636	748	7	35
Forsyth	MO	10/1/2004	(e	)	82	490	—	82	490	572	5	35
Fort Bragg	CA	10/1/2004	(e	)	85	480	—	85	480	565	5	35
Freehold	NJ	10/1/2004	(e	)	177	1,239	—	177	1,239	1,416	14	35
Fresno	CA	10/1/2004	(e	)	114	648	—	114	648	762	7	35
Ft Walton Beach	FL	10/1/2004	(e	)	112	669	—	112	669	781	7	35
Ft. Lauderdale	FL	10/1/2004	(e	)	103	621	—	103	621	724	7	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Ft. Myers Beach	FL	10/1/2004	(e	)	91	548	—	91	548	639	6	35
Grants Pass	OR	10/1/2004	(e	)	62	392	—	62	392	454	4	35
Great Neck	NY	10/1/2004	(e	)	75	425	—	75	425	500	4	35
Greenwich	CT	10/1/2004	(e	)	256	1,902	—	256	1,902	2,158	25	35
Greenwood	SC	10/1/2004	(e	)	59	373	—	59	373	432	4	35
Gresham	OR	10/1/2004	(e	)	115	735	—	115	735	850	8	35
Hammonton	NJ	10/1/2004	(e	)	272	1,867	—	272	1,867	2,139	21	35
Hampton	VA	10/1/2004	(e	)	129	817	—	129	817	946	10	35
Hanford	CA	10/1/2004	(e	)	96	599	—	96	599	695	7	35
Hartford	CT	10/1/2004	(e	)	2,709	18,539	—	2,709	18,539	21,248	206	35
Hartwell	GA	10/1/2004	(e	)	78	440	—	78	440	518	5	35
Healdsburg	CA	10/1/2004	(e	)	111	630	—	111	630	741	7	35
Helmet	CA	10/1/2004	(e	)	178	1,040	—	178	1,040	1,218	10	35
Hendersonville	NC	10/1/2004	(e	)	90	548	—	90	548	638	6	35
Hilton Head	SC	10/1/2004	(e	)	141	866	—	141	866	1,007	9	35
Homestead	FL	10/1/2004	(e	)	106	686	—	106	686	792	7	35
Horsham	PA	10/1/2004	(e	)	955	6,587	—	955	6,587	7,542	72	35
Houston	TX	10/1/2004	(e	)	110	699	—	110	699	809	10	35
Independence	MO	10/1/2004	(e	)	97	597	—	97	597	694	7	35
Inverness	FL	10/1/2004	(e	)	127	783	—	127	783	910	8	35
Jamaica	NY	10/1/2004	(e	)	99	560	—	99	560	659	6	35
Jay	FL	10/1/2004	(e	)	65	392	—	65	392	457	4	35
Jesup	GA	10/1/2004	(e	)	75	458	—	75	458	533	5	35
Jonesboro	AR	10/1/2004	(e	)	70	396	—	70	396	466	4	35
Kansas City	KS	10/1/2004	(e	)	61	346	—	61	346	407	4	35
Kansas City	MO	10/1/2004	(e	)	100	598	—	100	598	698	6	35
Kansas City	MO	10/1/2004	(e	)	147	896	—	147	896	1,043	9	35
Keene	NH	10/1/2004	(e	)	141	873	—	141	873	1,014	10	35
Kennewick	WA	10/1/2004	(e	)	115	699	—	115	699	814	8	35
Kingsport	TN	10/1/2004	(e	)	52	326	—	52	326	378	4	35
Lake City	FL	10/1/2004	(e	)	87	521	—	87	521	608	6	35
Lake Wales	FL	10/1/2004	(e	)	60	371	—	60	371	431	4	35
Lakeland	FL	10/1/2004	(e	)	81	482	—	81	482	563	5	35
Lakewood	NJ	10/1/2004	(e	)	134	782	—	134	782	916	8	35
Lancaster	CA	10/1/2004	(e	)	140	816	—	140	816	956	8	35
Largo	FL	10/1/2004	(e	)	176	1,065	—	176	1,065	1,241	11	35
Largo	FL	10/1/2004	(e	)	180	1,081	—	180	1,081	1,261	11	35
Las Cruces	NM	10/1/2004	(e	)	95	622	—	95	622	717	9	35
Las Vegas	NV	10/1/2004	(e	)	974	6,718	—	974	6,718	7,692	74	35
Lebanon	TN	10/1/2004	(e	)	92	553	—	92	553	645	6	35
Lemoore	CA	10/1/2004	(e	)	83	473	—	83	473	556	5	35
Levittown	NY	10/1/2004	(e	)	116	678	—	116	678	794	7	35
Linden	NJ	10/1/2004	(e	)	166	970	—	166	970	1,136	10	35
Live Oak	FL	10/1/2004	(e	)	61	368	—	61	368	429	4	35
Livermore	CA	10/1/2004	(e	)	176	1,029	—	176	1,029	1,205	10	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Lodi	NJ	10/1/2004	(e	)	100	564	—	100	564	664	6	35
Long Beach	NY	10/1/2004	(e	)	102	580	—	102	580	682	6	35
Longwood	FL	10/1/2004	(e	)	64	388	—	64	388	452	4	35
Los Angeles	CA	10/1/2004	(e	)	122	713	—	122	713	835	7	35
Los Angeles	CA	10/1/2004	(e	)	137	803	—	137	803	940	8	35
Lynden	WA	10/1/2004	(e	)	70	419	—	70	419	489	5	35
Malden	MA	10/1/2004	(e	)	94	531	—	94	531	625	6	35
Malden	MA	10/1/2004	(e	)	3,095	21,359	—	3,095	21,359	24,454	235	35
Malverne	NY	10/1/2004	(e	)	107	606	—	107	606	713	6	35
Maplewood	NJ	10/1/2004	(e	)	154	898	—	154	898	1,052	9	35
Marshall	MO	10/1/2004	(e	)	46	290	—	46	290	336	3	35
Marysville	CA	10/1/2004	(e	)	79	448	—	79	448	527	5	35
Melville	NY	10/1/2004	(e	)	183	1,208	—	183	1,208	1,391	13	35
Merrick	NY	10/1/2004	(e	)	194	1,342	—	194	1,342	1,536	16	35
Miami	FL	10/1/2004	(e	)	172	1,002	—	172	1,002	1,174	10	35
Miami	FL	10/1/2004	(e	)	140	892	—	140	892	1,032	9	35
Miami Shores	FL	10/1/2004	(e	)	138	832	—	138	832	970	9	35
Miami Shores	FL	10/1/2004	(e	)	84	508	—	84	508	592	6	35
Montrose	CA	10/1/2004	(e	)	109	616	—	109	616	725	6	35
Morrisville	PA	10/1/2004	(e	)	99	564	—	99	564	663	6	35
Mountain Home	AR	10/1/2004	(e	)	97	598	—	97	598	695	7	35
Nashua	NH	10/1/2004	(e	)	365	2,502	—	365	2,502	2,867	31	35
Nederland	TX	10/1/2004	(e	)	74	420	—	74	420	494	4	35
New Bedford	MA	10/1/2004	(e	)	190	1,492	—	190	1,492	1,682	26	35
New Milford	CT	10/1/2004	(e	)	77	488	—	77	488	565	5	35
New Port Richey	FL	10/1/2004	(e	)	68	413	—	68	413	481	4	35
Newark	DE	10/1/2004	(e	)	1,217	8,381	—	1,217	8,381	9,598	92	35
Newman	GA	10/1/2004	(e	)	92	557	—	92	557	649	7	35
Niagara Falls	NY	10/1/2004	(e	)	204	1,301	—	204	1,301	1,505	14	35
North Kingstown	RI	10/1/2004	(e	)	93	612	—	93	612	705	7	35
Northfield	NJ	10/1/2004	(e	)	124	705	—	124	705	829	7	35
Norwalk	CT	10/1/2004	(e	)	144	838	—	144	838	982	8	35
Oak Ridge	TN	10/1/2004	(e	)	127	788	—	127	788	915	8	35
O’Fallon	MO	10/1/2004	(e	)	49	299	—	49	299	348	3	35
Oklahoma City	OK	10/1/2004	(e	)	169	1,057	—	169	1,057	1,226	11	35
Ontario	CA	10/1/2004	(e	)	127	743	—	127	743	870	7	35
Orange	NJ	10/1/2004	(e	)	136	769	—	136	769	905	8	35
Orange	VA	10/1/2004	(e	)	136	818	—	136	818	954	9	35
Orangevale	CA	10/1/2004	(e	)	121	688	—	121	688	809	7	35
Oroville	CA	10/1/2004	(e	)	79	449	—	79	449	528	5	35
Palatka	FL	10/1/2004	(e	)	46	281	—	46	281	327	3	35
Pampa	TX	10/1/2004	(e	)	59	375	—	59	375	434	5	35
Peachtree City	GA	10/1/2004	(e	)	135	874	—	135	874	1,009	10	35
Pennsauken	NJ	10/1/2004	(e	)	171	1,183	—	171	1,183	1,354	13	35
Petaluma	CA	10/1/2004	(e	)	130	763	—	130	763	893	8	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Philadelphia	PA	10/1/2004	(e	)	186	1,090	—	186	1,090	1,276	11	35
Plantation	FL	10/1/2004	(e	)	139	878	—	139	878	1,017	9	35
Plantation	FL	10/1/2004	(e	)	119	711	—	119	711	830	8	35
Pleasanton	CA	10/1/2004	(e	)	113	642	—	113	642	755	7	35
Port Charlotte	FL	10/1/2004	(e	)	98	590	—	98	590	688	7	35
Port Townsend	WA	10/1/2004	(e	)	77	435	—	77	435	512	5	35
Port Washington	NY	10/1/2004	(e	)	116	659	—	116	659	775	7	35
Porterville	CA	10/1/2004	(e	)	103	644	—	103	644	747	7	35
Portland	OR	10/1/2004	(e	)	128	787	—	128	787	915	8	35
Portsmouth	NH	10/1/2004	(e	)	142	829	—	142	829	971	8	35
Princeton	NJ	10/1/2004	(e	)	113	753	—	113	753	866	8	35
Providence	RI	10/1/2004	(e	)	1,320	9,541	—	1,320	9,541	10,861	114	35
Quincy	WA	10/1/2004	(e	)	88	517	—	88	517	605	6	35
Redding	CA	10/1/2004	(e	)	95	538	—	95	538	633	6	35
Redmond	OR	10/1/2004	(e	)	36	225	—	36	225	261	2	35
Reedley	CA	10/1/2004	(e	)	85	483	—	85	483	568	5	35
Reseda	CA	10/1/2004	(e	)	110	625	—	110	625	735	7	35
Richmond	VA	10/1/2004	(e	)	163	1,020	—	163	1,020	1,183	11	35
Ridgecrest	CA	10/1/2004	(e	)	104	590	—	104	590	694	6	35
Ridgewood	NJ	10/1/2004	(e	)	250	1,535	—	250	1,535	1,785	16	35
Rochester	NY	10/1/2004	(e	)	809	5,485	—	809	5,485	6,294	60	35
Rock Hill	SC	10/1/2004	(e	)	157	972	—	157	972	1,129	11	35
San Antonio	TX	10/1/2004	(e	)	142	827	—	142	827	969	8	35
San Antonio	TX	10/1/2004	(e	)	110	661	—	110	661	771	7	35
San Francisco	CA	10/1/2004	(e	)	123	722	—	123	722	845	7	35
San Jose	CA	10/1/2004	(e	)	100	568	—	100	568	668	6	35
San Leandro	CA	10/1/2004	(e	)	125	731	—	125	731	856	7	35
Santa Clara	CA	10/1/2004	(e	)	194	1,127	—	194	1,127	1,321	11	35
Santa Fe	NM	10/1/2004	(e	)	299	1,734	—	299	1,734	2,033	18	35
Sarasota	FL	10/1/2004	(e	)	92	585	—	92	585	677	8	35
Schenectady	NY	10/1/2004	(e	)	300	2,097	—	300	2,097	2,397	33	35
Seaside	CA	10/1/2004	(e	)	91	518	—	91	518	609	5	35
Seattle	WA	10/1/2004	(e	)	86	523	—	86	523	609	6	35
Seattle	WA	10/1/2004	(e	)	106	628	—	106	628	734	7	35
Seattle	WA	10/1/2004	(e	)	193	1,172	—	193	1,172	1,365	12	35
Sequim	WA	10/1/2004	(e	)	127	786	—	127	786	913	8	35
Sherman Oaks	CA	10/1/2004	(e	)	106	598	—	106	598	704	6	35
South Orange	NJ	10/1/2004	(e	)	61	344	—	61	344	405	4	35
South Portland	ME	10/1/2004	(e	)	214	1,533	—	214	1,533	1,747	17	35
Sparks	NV	10/1/2004	(e	)	369	2,389	—	369	2,389	2,758	26	35
Spartansburg	SC	10/1/2004	(e	)	138	866	—	138	866	1,004	9	35
Spotswood	NJ	10/1/2004	(e	)	117	664	—	117	664	781	7	35
Springfield	VA	10/1/2004	(e	)	225	1,378	—	225	1,378	1,603	16	35
St. Helena	CA	10/1/2004	(e	)	126	737	—	126	737	863	7	35
St. Petersburg	FL	10/1/2004	(e	)	103	611	—	103	611	714	7	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Stockton	CA	10/1/2004	(e	)	128	747	—	128	747	875	8	35
Stockton	CA	10/1/2004	(e	)	119	694	—	119	694	813	7	35
Summit	NJ	10/1/2004	(e	)	131	903	—	131	903	1,034	10	35
Summit	NJ	10/1/2004	(e	)	149	873	—	149	873	1,022	9	35
Sun City	AZ	10/1/2004	(e	)	130	825	—	130	825	955	9	35
Sunnyvale	CA	10/1/2004	(e	)	231	1,348	—	231	1,348	1,579	14	35
Susanville	CA	10/1/2004	(e	)	89	505	—	89	505	594	5	35
Tarpon Springs	FL	10/1/2004	(e	)	93	567	—	93	567	660	6	35
Tavernier	FL	10/1/2004	(e	)	71	439	—	71	439	510	5	35
Towson	MD	10/1/2004	(e	)	53	337	—	53	337	390	5	35
Troy	MO	10/1/2004	(e	)	48	296	—	48	296	344	3	35
Tulsa	OK	10/1/2004	(e	)	107	646	—	107	646	753	7	35
Tulsa	OK	10/1/2004	(e	)	64	388	—	64	388	452	4	35
Tulsa	OK	10/1/2004	(e	)	147	856	—	147	856	1,003	9	35
Turlock	CA	10/1/2004	(e	)	102	637	—	102	637	739	7	35
Union City	NJ	10/1/2004	(e	)	116	678	—	116	678	794	7	35
Utica	NY	10/1/2004	(e	)	482	3,193	—	482	3,193	3,675	34	35
Uvalde	TX	10/1/2004	(e	)	35	225	—	35	225	260	2	35
Vacaville	CA	10/1/2004	(e	)	146	855	—	146	855	1,001	9	35
Vernon	CA	10/1/2004	(e	)	136	794	—	136	794	930	8	35
W. Los Angeles	CA	10/1/2004	(e	)	154	902	—	154	902	1,056	9	35
Waltham	MA	10/1/2004	(e	)	2,818	19,445	—	2,818	19,445	22,263	213	35
Wantagh	NY	10/1/2004	(e	)	59	336	—	59	336	395	4	35
Wenatchee	WA	10/1/2004	(e	)	118	740	—	118	740	858	8	35
West Hempstead	NY	10/1/2004	(e	)	319	2,211	—	319	2,211	2,530	24	35
West Palm Beach	FL	10/1/2004	(e	)	142	977	—	142	977	1,119	11	35
West Seneca	NY	10/1/2004	(e	)	886	6,108	—	886	6,108	6,994	67	35
Wheaton	MD	10/1/2004	(e	)	85	538	—	85	538	623	8	35
Wichita Falls	TX	10/1/2004	(e	)	116	700	—	116	700	816	8	35
Wood Ridge	NJ	10/1/2004	(e	)	109	617	—	109	617	726	6	35
Woodland	CA	10/1/2004	(e	)	147	900	—	147	900	1,047	9	35
Richmond	VA	10/8/2004	—		93	528	—	93	528	621	5	35
Springfield	GA	11/16/2004	—		133	760	—	133	760	893	5	35
Kansas City	MO	11/18/2004	—		2,378	16,257	—	2,378	16,257	18,635	178	35
Pensacola	FL	12/22/2004	—		64	365	—	64	365	429	—	35

			1,132,559		415,856	2,613,013	20,691	415,852	2,633,708	3,049,560	145,840

Assets held for sale:
Gloucester	NJ	8/20/1998	422		52	248	(16)	53	231	284	40	37
Phillipsburg	NJ	8/20/1998	416		63	302	(17)	64	284	348	60	36
New Bern	NC	5/9/2001	—		46	236	(22)	46	214	260	40	34
DT Albemarle	NC	12/10/2002	—		172	974	(95)	172	879	1,051	84	35
Statesville	NC	12/10/2002	—		184	1,040	(101)	184	939	1,123	89	35
Greenwood	SC	12/10/2002	—		131	742	(72)	131	670	801	64	35
Portsmouth	VA	12/10/2002	—		71	405	(40)	71	365	436	35	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Spring Hill	FL	12/16/2002	—		166	892	—	166	892	1,058	89	35
Tampa	FL	12/16/2002	—		151	857	—	151	857	1,008	45	35
Decatur	AL	12/20/2002	—		29	161	(15)	29	146	175	14	35
St. Petersburg	FL	1/9/2003	—		946	5,530	(1,087)	946	4,443	5,389	290	35
Augusta	GA	2/5/2003	—		70	395	(38)	70	357	427	32	35
Virginia Beach	VA	2/5/2003	—		78	443	(45)	78	398	476	17	35
Jackson	MS	2/12/2003	—		38	228	(22)	38	206	244	18	35
Hollywood	FL	3/31/2003	—		180	1,078	3	180	1,081	1,261	76	35
Roswell	GA	3/31/2003	—		116	679	3	116	682	798	30	35
Asheville	NC	3/31/2003	—		649	3,550	3	649	3,553	4,202	168	35
Burlington	NC	3/31/2003	—		69	403	3	69	406	475	42	35
Zeigler	IL	5/1/2003	—		94	533	(53)	94	480	574	37	35
Kansas City	MO	5/1/2003	—		21	116	(11)	21	105	126	8	35
Vandalia	MO	5/1/2003	—		21	116	(11)	21	105	126	8	35
Hot Springs	AR	6/30/2003	—		15	117	1	15	118	133	19	35
Jacksonville	FL	6/30/2003	—		600	3,400	—	600	3,400	4,000	212	35
Miami Lakes	FL	6/30/2003	(b	)	2,123	12,030	130	2,126	12,157	14,283	754	35
Lynchburg	VA	6/30/2003	(b	)	224	1,352	(159)	225	1,192	1,417	93	35
Sumter	SC	8/18/2003	—		62	354	(35)	62	319	381	20	35
Chesterfield	VA	8/29/2003	—		46	260	(26)	46	234	280	14	35
Eden	NC	9/24/2003	—		93	526	(52)	93	474	567	28	35
Dodge City	TN	11/10/2003	—		83	473	(48)	83	425	508	23	35
Huntsville	AL	1/30/2004	—		78	474	(46)	78	428	506	18	35
Laurel	MS	1/30/2004	—		21	126	(11)	21	115	136	5	35
Laurel	MS	1/30/2004	—		12	71	(5)	12	66	78	3	35
Lithonia	GA	4/1/2004	—		51	291	(29)	51	262	313	9	35
Gallatin	TN	6/16/2004	—		86	492	(50)	86	442	528	10	35
Duval	WA	6/16/2004	—		38	221	(22)	38	199	237	5	35
Fort Myers	FL	9/22/2004	—		755	2,748	—	755	2,748	3,503	—	35
Jacksonville	FL	9/22/2004	—		2,829	19,144	—	2,829	19,144	21,973	—	35
Jacksonville	FL	9/22/2004	—		132	474	—	132	474	606	—	35
Jacksonville	FL	9/22/2004	—		144	510	—	144	510	654	—	35
Miami Springs	FL	9/22/2004	—		719	2,423	47	719	2,470	3,189	—	35
Pompano Beach	FL	9/22/2004	—		19	59	—	19	59	78	—	35
Pompano Beach	FL	9/22/2004	—		372	1,193	—	372	1,193	1,565	—	35
St. Petersburg	FL	9/22/2004	—		472	2,709	—	472	2,709	3,181	—	35
Canton	GA	9/22/2004	—		73	411	—	73	411	484	—	35
Charlotte	NC	9/22/2004	—		158	569	—	158	569	727	—	35
Wilkes Barre	PA	9/22/2004	—		276	709	—	276	709	985	—	35
Columbia	SC	9/22/2004	—		360	2,038	—	360	2,038	2,398	—	35
Hartford	CT	10/1/2004	(e	)	300	762	—	300	762	1,062	—	35
Dublin	GA	10/1/2004	—		29	158	—	29	158	187	—	35
Perry	GA	10/1/2004	—		13	72	—	13	72	85	—	35
Easton	MD	10/1/2004	(e	)	36	192	—	36	192	228	—	35
Langley Park	MD	10/1/2004	(e	)	37	232	—	37	232	269	—	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III

Real Estate Investments

(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2004 (1)
City	State	Acquisition Date	Encumbrances at December 31, 2004		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation December 31, 2004 (2)	Average Depreciable Life
Real estate investments:
Bordentown	NJ	10/1/2004	(e	)	243	716	—	243	716	959	2	35
Teterboro	NJ	10/1/2004	—		26	138	—	26	138	164	—	35
Raton	NM	10/1/2004	—		27	143	—	27	143	170	—	35
Albany	NY	10/1/2004	—		520	1,339	—	520	1,339	1,859	—	35
Hicksville	NY	10/1/2004	—		199	485	—	199	485	684	—	35
Rome	NY	10/1/2004	(e	)	300	765	—	300	765	1,065	—	35
Syracuse	NY	10/1/2004	—		173	445	—	173	445	618	—	35
Norristown	PA	10/1/2004	(e	)	368	945	—	368	945	1,313	—	35
Philadelphia	PA	10/1/2004	(e	)	25	131	—	25	131	156	—	35
East Providence	RI	10/1/2004	(e	)	540	1,821	—	540	1,821	2,361	—	35
Virgina Beach	VA	10/1/2004	—		21	111	—	21	111	132	—	35
Reston	VA	10/8/2004	—		55	312	—	54	313	367	1	35

			838		16,100	80,869	(1,938)	16,105	78,926	95,031	2,502

			$1,133,397		$431,956	$2,693,882	$18,753	$431,957	$2,712,634	$3,144,591	$148,346

(a)	These properties collateralize a $200.0 million mortgage note payable of which $181.0 million was outstanding at December 31, 2004.
(b)	These properties collateralize a $440.0 million mortgage note payable of which $397.4 million was outstanding at December 31, 2004.
(c)	These properties collateralize a $65.0 million mortgage note payable of which $61.4 million was outstanding at December 31, 2004.
(d)	These properties collateralize a $219.0 million mortgage note payable and a $15.0 million dollar mezzaine note payable of which $219.0 million and $15.0 million were outstanding at December 31, 2004.
(e)	These properties collateralize a secured credit facility of which $270.0 million was outstanding at December 31, 2004.

(1)	Reconciliation of Real Estate:

The following table reconciles the real estate investments for the years ended December 31, 2004 and 2003 (in thousands):

	2004(A)	2003(A)
Balance, beginning of period	$1,649,606	$245,782
Change in assets held for sale	(18,016)	(75,193)
Additions:
Acquisitions	1,589,390	1,501,916
Dispositions	(171,420)	(22,899)

Balance, end of period	$3,049,560	$1,649,606

(A)	Amounts do not include leasehold interests as reflected in the accompanying consolidated balance sheets.

(2)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments for the years ended December 31, 2004 and 2003 (in thousands):

	2004(B)	2003(B)
Balance, beginning of period	$56,699	$14,693
Depreciation expense	92,236	44,075
Change in assets held for sale	(1,223)	(1,691)
Dispositions	(1,872)	(378)

Balance, end of period	$145,840	$56,699

(B)	Amounts do not include accumulated amortization relating to leasehold interests as reflected in the accompanying consolidated balance sheets.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

STATE STREET CORPORATION

HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS

As of December 31, 2004

Bank of America Corporation is the guarantor of the long-term lease agreements that its subsidiary, Bank of America, N.A., has with the Company relating to 16 properties acquired from a wholly owned subsidiary of Dana Commercial Credit Corporation and 158 and 249 properties acquired from Bank of America, N.A. in June 2003 and October 2004. State Street Corporation is the guarantor of the long-term lease agreement that its subsidiary SSB Realty LLC, has with the Company relating to State Street Financial Center. The financial information of Bank of America Corporation and State Street Corporation has been included herein because of the significant credit concentration the Company has with these guarantors.

Financial information as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Annual Reports on Form 10-K for the year ended December 31, 2004.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
(Dollars in millions)	2004	2003
Assets
Cash and cash equivalents	$28,936	$27,084
Time deposits placed and other short-term investments	12,361	8,051
Federal funds sold and securities purchased under agreements to resell (includes $91,243 and $76,446 pledged as collateral)	91,360	76,492
Trading account assets (includes $38,929 and $18,722 pledged as collateral)	93,587	68,547
Derivative assets	30,235	29,009
Securities:
Available-for-sale (includes $45,127 and $20,858 pledged as collateral)	194,743	66,382
Held-to-maturity, at cost (market value—$329 and $254)	330	247

Total securities	195,073	66,629

Loans and leases	521,837	371,463
Allowance for loan and lease losses	(8,626)	(6,163)

Loans and leases, net of allowance	513,211	365,300

Premises and equipment, net	7,517	6,036
Mortgage servicing rights	2,482	2,762
Goodwill	45,262	11,455
Core deposit intangibles and other intangibles	3,887	908
Other assets	86,546	57,210

Total assets	$1,110,457	$719,483

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$163,833	$118,495
Interest-bearing	396,645	262,032
Deposits in foreign offices:
Noninterest-bearing	6,066	3,035
Interest-bearing	52,026	30,551

Total deposits	618,570	414,113

Federal funds purchased and securities sold under agreements to repurchase	119,741	78,046
Trading account liabilities	36,654	26,844
Derivative liabilities	17,928	15,062
Commercial paper and other short-term borrowings	78,598	34,980
Accrued expenses and other liabilities (includes $402 and $416 of reserve for unfunded lending commitments)	41,243	27,115
Long-term debt	98,078	75,343

Total liabilities	1,010,812	671,503

Commitments and contingencies (Notes 8 and 12)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—1,090,189 and 2,539,200 shares	271	54
Common stock and additional paid-in capital, $0.01 par value; authorized—7,500,000,000 and 5,000,000,000 shares; issued and outstanding—4,046,546,212 and 2,882,287,572 shares	44,236	29
Retained earnings	58,006	50,198
Accumulated other comprehensive income (loss)	(2,587)	(2,148)
Other	(281)	(153)

Total shareholders’ equity	99,645	47,980

Total liabilities and shareholders’ equity	$1,110,457	$719,483

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2004	2003	2002
(Dollars in millions, except per share information)
Interest income
Interest and fees on loans and leases	$28,216	$21,668	$22,030
Interest and dividends on securities	7,265	3,068	3,941
Federal funds sold and securities purchased under agreements to resell	2,043	1,373	870
Trading account assets	4,016	3,947	3,757
Other interest income	1,687	1,507	1,456

Total interest income	43,227	31,563	32,054

Interest expense
Deposits	6,275	4,908	5,434
Short-term borrowings	4,434	1,871	1,982
Trading account liabilities	1,317	1,286	1,260
Long-term debt	2,404	2,034	2,455

Total interest expense	14,430	10,099	11,131

Net interest income	28,797	21,464	20,923
Noninterest income
Service charges	6,989	5,618	5,276
Investment and brokerage services	3,627	2,371	2,237
Mortgage banking income	414	1,922	761
Investment banking income	1,886	1,736	1,545
Equity investment gains (losses)	861	215	(280)
Card income	4,588	3,052	2,620
Trading account profits	869	409	778
Other income	863	1,127	643

Total noninterest income	20,097	16,450	13,580

Total revenue	48,894	37,914	34,503
Provision for credit losses	2,769	2,839	3,697
Gains on sales of debt securities	2,123	941	630
Noninterest expense
Personnel	13,473	10,446	9,682
Occupancy	2,379	2,006	1,780
Equipment	1,214	1,052	1,124
Marketing	1,349	985	753
Professional fees	836	844	525
Amortization of intangibles	664	217	218
Data processing	1,325	1,104	1,017
Telecommunications	730	571	481
Other general operating	4,439	2,930	2,865
Merger and restructuring charges	618	—	—

Total noninterest expense	27,027	20,155	18,445

Income before income taxes	21,221	15,861	12,991
Income tax expense	7,078	5,051	3,742

Net income	$14,143	$10,810	$9,249

Net income available to common shareholders	$14,127	$10,806	$9,244

Per common share information
Earnings	$3.76	$3.63	$3.04

Diluted earnings	$3.69	$3.57	$2.95

Dividends paid	$1.70	$1.44	$1.22

Average common shares issued and outstanding (in thousands)	3,758,507	2,973,407	3,040,085

Average diluted common shares issued and outstanding (in thousands)	3,823,943	3,030,356	3,130,935

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

	As of December 31,
(Dollars in millions)	2004	2003
Assets
Cash and due from banks	$2,035	$3,376
Interest-bearing deposits with banks	20,634	21,738
Securities purchased under resale agreements	12,878	9,447
Federal funds sold	5,450	104
Trading account assets	745	405
Investment securities (including securities pledged of $24,770 and $13,278)	37,571	38,215
Loans (less allowance of $18 and $61)	4,611	4,960
Premises and equipment	1,444	1,212
Accrued income receivable	1,204	1,015
Goodwill	1,497	1,369
Other intangible assets	494	482
Other assets	5,477	5,211

Total assets	$94,040	$87,534

Liabilities
Deposits:
Noninterest-bearing	$13,671	$7,893
Interest-bearing—U.S.	2,843	5,062
Interest-bearing—Non-U.S.	38,615	34,561

Total deposits	55,129	47,516
Securities sold under repurchase agreements	21,881	22,806
Federal funds purchased	435	1,019
Other short-term borrowings	1,343	1,437
Accrued taxes and other expenses	2,603	2,424
Other liabilities	4,032	4,363
Long-term debt	2,458	2,222

Total liabilities	87,881	81,787

Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 337,126,000 and 337,132,000	337	337
Surplus	289	329
Retained earnings	5,590	5,007
Accumulated other comprehensive income	92	192
Treasury stock, at cost (3,481,000 and 2,658,000 shares)	(149)	(118)

Total stockholders’ equity	6,159	5,747

Total liabilities and stockholders’ equity	$94,040	$87,534

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,
(Dollars in millions, except per share data)	2004	2003	2002
Fee Revenue:
Servicing fees	$2,263	$1,950	$1,531
Management fees	623	533	485
Securities lending	259	245	226
Foreign exchange trading	420	391	300
Brokerage fees	155	122	124
Processing fees and other	328	315	184

Total fee revenue	4,048	3,556	2,850
Net Interest Revenue:
Interest revenue	1,787	1,539	1,974
Interest expense	928	729	995

Net interest revenue	859	810	979
Provision for loan losses	(18)	—	4

Net interest revenue after provision for loan losses	877	810	975
Gain on the sales of available-for-sale investment securities, net	26	23	76
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	—	285	—
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	—	60	495

Total revenue	4,951	4,734	4,396
Operating Expenses:
Salaries and employee benefits	1,957	1,731	1,654
Information systems and communications	527	551	373
Transaction processing services	398	314	246
Occupancy	363	300	246
Merger, integration and divestiture costs	62	110	—
Restructuring costs	21	296	20
Other	431	320	302

Total operating expenses	3,759	3,622	2,841

Income before income tax expense	1,192	1,112	1,555
Income tax expense	394	390	540

Net income	$798	$722	$1,015

Earnings Per Share:
Basic	$2.38	$2.18	$3.14
Diluted	2.35	2.15	3.10
Average Shares Outstanding (in thousands):
Basic	334,606	331,692	323,520
Diluted	339,605	335,326	327,477