Form 10-Q
period 2005-03-31
AMERICAN FINANCIAL REALTY TRUST
filed 2005-05-06
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

On May 3, 2005, 111,600,939 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(Unaudited in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
Assets:
Real estate investments, at cost:
Land	$431,749	$415,852
Buildings and improvements	2,372,173	2,280,971
Equipment and fixtures	365,919	352,737
Leasehold interests	4,827	4,972

Total real estate investments, at cost	3,174,668	3,054,532
Less accumulated depreciation	(177,171)	(147,478)

Total real estate investments, net	2,997,497	2,907,054
Cash and cash equivalents	66,152	110,607
Restricted cash	63,765	59,905
Marketable investments and accrued interest	23,621	24,272
Tenant and other receivables, net	47,374	34,667
Prepaid expenses and other assets	27,476	65,551
Assets held for sale	70,682	101,827
Intangible assets, net of accumulated amortization of $34,289 and $25,749	604,805	590,341
Deferred costs, net of accumulated amortization of $8,984 and $7,637	67,580	57,623

Total assets	$3,968,952	$3,951,847

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$2,290,175	$2,008,554
Credit facilities	30,000	270,000
Convertible notes, net	445,978	445,926
Accounts payable	2,206	4,947
Accrued interest expense	14,507	24,510
Accrued expenses and other liabilities	55,139	60,098
Dividends and distributions payable	31,031	29,805
Below-market lease liabilities, net of accumulated amortization of $4,195 and $3,396	64,819	59,232
Deferred revenue	151,387	105,745
Liabilities related to assets held for sale	4,160	7,972

Total liabilities	3,089,402	3,016,789

Minority interest	59,704	65,099
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 111,539,854 and 111,001,935 issued and outstanding at March 31, 2005 and December 31, 2004	112	111
Capital contributed in excess of par	1,137,639	1,130,034
Deferred compensation	(22,225)	(16,518)
Accumulated deficit	(281,637)	(229,380)
Accumulated other comprehensive loss	(14,043)	(14,288)

Total shareholders’ equity	819,846	869,959

Total liabilities and shareholders’ equity	$3,968,952	$3,951,847

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Rental income	$80,054	$44,885
Operating expense reimbursements	44,046	16,753
Interest and other income, net	664	865

Total revenues	124,764	62,503

Expenses:
Property operating expenses	63,752	22,798
Marketing, general and administrative	8,355	7,158
Broken deal costs	748	—
Outperformance plan—cash component	—	83
Outperformance plan—contingent restricted share component	—	(211)
Severance and related accelerated amortization of deferred compensation	—	1,857
Interest expense on mortgages and other debt	36,351	15,831
Depreciation and amortization	38,882	19,826

Total expenses	148,088	67,342

Loss before net loss on investments, minority interest and discontinued operations	(23,324)	(4,839)
Net loss on investments	—	(188)

Loss from continuing operations before minority interest	(23,324)	(5,027)
Minority interest	1,272	222

Loss from continuing operations	(22,052)	(4,805)

Discontinued operations:
Income (loss) from operations, net of minority interest of $89 and $9 for the three months ended March 31, 2005 and 2004, respectively	(2,936)	139
Net gains on disposals, net of minority interest of $87 and $26 for the three months ended March 31, 2005 and 2004, respectively; net of income taxes	2,846	411

Income (loss) from discontinued operations	(90)	550

Net loss	$(22,142)	$(4,255)

Basic and diluted income (loss) per share:
From continuing operations	$(0.20)	$(0.05)
From discontinued operations	—	—

Total basic and diluted loss per share	$(0.20)	$(0.05)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(Unaudited and in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(22,142)	$(4,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,640	17,861
Minority interest	(1,274)	(188)
Amortization of leasehold interests and intangible assets	8,191	2,650
Amortization of above- and below-market leases	222	288
Amortization of deferred financing costs	1,631	971
Amortization of deferred compensation	2,762	3,451
Non-cash component of Outperformance Plan	—	(211)
Non-cash compensation charge	24	17
Impairment charges	941	6
Net gain on sales of properties and lease terminations	(2,956)	(531)
Payments for lease terminations	—	79
Net loss on sales of investments	—	188
Leasing costs	(2,126)	(9,192)
Decrease (increase) in operating assets:
Tenant and other receivables, net	(12,786)	(3,403)
Prepaid expenses and other assets	323	(9,243)
Increase (decrease) in operating liabilities:
Accounts payable	(2,974)	(1,900)
Accrued expenses and other liabilities	(16,895)	(1,181)
Deferred revenue and tenant security deposits	45,959	41,380

Net cash provided by operating activities	30,540	36,787

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(105,937)	(682,926)
Capital expenditures and leasehold termination costs	(7,244)	(1,143)
Proceeds from sales of real estate	33,386	5,242
Decrease in accrued interest income	45	107
Sales of marketable investments	552	26,390
Purchases of marketable investments	(189)	(3,473)

Net cash used in investing activities	(79,387)	(655,803)

Cash flows from financing activities:
Repayments of mortgages, bridge notes payable and credit facilities	(339,533)	(21,113)
Increase in restricted cash	(3,728)	(4,109)
Proceeds from mortgages, bridge notes payable and credit facilities	380,500	539,914
Refunds (payments) of deferred financing costs	1,092	(1,968)
Proceeds from exercise of common share options	2	7,085
Redemption of Operating Partnership units	(4,404)	—
Contributions by limited partners	353	—
Dividends and distributions	(29,890)	(28,367)

Net cash provided by financing activities	4,392	491,442

Decrease in cash and cash equivalents	(44,455)	(127,574)
Cash and cash equivalents, beginning of period	110,607	211,159

Cash and cash equivalents, end of period	$66,152	$83,585

Supplemental cash flow and non-cash information:
Cash paid for interest	$44,350	$16,301

Cash paid for income taxes	$24	$992

Operating Partnership units issued to acquire real estate	$—	$35,867

Liabilities assumed in the acquisition of real estate	$58	$—

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(1) The Company

American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 97.1% interest in the Operating Partnership as of March 31, 2005. There were 3,389,812 Operating Partnership units outstanding as of March 31, 2005, excluding Operating Partnership units held by the Company.

On September 10, 2002, the Company commenced operations upon completing a private placement of common shares of beneficial interest, and through its Operating Partnership, acquired substantially all of the assets, liabilities, and operations of American Financial Real Estate Group (AFREG or the Predecessor) in a business combination accounted for under Staff Accounting Bulletin Topic 5g with carryover basis for the portion of the net assets acquired from the majority shareholder/general partner and certain affiliates and fair value for the remaining portion of the net assets acquired from all other investors (the Formation Transaction). AFREG was comprised of certain operating companies and real estate limited partnerships under the common control of Nicholas S. Schorsch, the Company’s President, Chief Executive Officer and Vice Chairman, or members of his immediate family. Mr. Schorsch was the sole or majority shareholder in each of the operating companies acquired and the sole general partner in each of the real estate limited partnerships whose interests were acquired. In the case of each limited partnership, the general partner had sole discretionary authority over major decisions such as the acquisition, sale or refinancing of principal partnership assets. AFREG acquired corporate-owned real estate assets, primarily bank branches and office buildings from financial institutions, and owned and managed such assets principally under long-term, triple net leases.

The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A., or their respective affiliates, represented the following percentages of total rental income for the respective periods:

	Three Months Ended March 31,
	2005	2004
Bank of America, N.A.	35.5%	43.8%
State Street Corporation	20.8%	16.0%
Wachovia Bank, N.A.	16.3%	13.2%

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(b) Principles of Consolidation

The Company consolidates its accounts and the accounts of the majority-owned and controlled Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. The Operating Partnership holds and consolidates its 89% interest in a partnership that owns 123 S. Broad Street in Philadelphia, PA and 70% interest in a limited liability company that owns State Street Financial Center in Boston, MA and reflects the remaining 11% and 30%, respectively, within minority interest.

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” to replace Interpretation No. 46 (“FIN 46”) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company has adopted FIN 46R and analyzed the applicability of this interpretation to its structures. The Company did not create any variable interest entities during the quarter ended March 31, 2005 and does not have any interests in variable interest entities as of March 31, 2005.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(g) Intangible Assets

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

The aggregate value of intangibles related to customer relationships is measured based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by management in determining these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

Management continually reviews the carrying value of intangible assets for impairment. Intangible assets and acquired lease obligations consist of the following:

	March 31, 2005	December 31, 2004
Intangible assets:
In-place leases, net of accumulated amortization of $17,640 and $12,295	$263,997	$254,771
Customer relationships, net of accumulated amortization of $12,132 and $9,494	321,339	318,244
Above-market leases, net of accumulated amortization of $5,092 and $4,113	21,276	21,553
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $575 and $153	(2,507)	(4,927)

Total intangible assets	$604,805	$590,341

Intangible liabilities:
Below-market leases, net of accumulated amortization of $4,391 and $3,502	$65,975	$60,812
Amounts related to liabilities held for sale, net of accumulated amortization of $196 and $106	(1,156)	(1,580)

Total intangible liabilities	$64,819	$59,232

(h) Accounting for Derivative Financial Investments and Hedging Activities

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

Under cash flow hedges, derivative gains and losses not considered highly effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the consolidated statements of operations. For hedge transactions that do not qualify for the short-cut method, at the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future.

(i) Comprehensive Income (Loss)

Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. Unrealized gains and losses on derivatives are amortized into interest expense in the consolidated statements of operations over the life of the underlying debt. Comprehensive loss, net of minority interest, was $21,864 and $5,597 for the three months ended March 31, 2005 and 2004, respectively.

(j) Revenue Recognition

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(k) Stock Based Compensation

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

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted under SFAS No. 148 and SFAS No. 123, the Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure in accordance with the provisions of SFAS No. 148 and SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements, as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods. The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation:

	Three Months Ended March 31,
	2005	2004
Net loss	$(22,142)	$(4,255)
Add: Total share-based employee compensation expense included in net loss	2,762	3,240
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(3,240)	(3,816)

Pro forma net loss	$(22,620)	$(4,831)

Basic and diluted loss per share—as reported	$(0.20)	$(0.05)

Basic and diluted loss per share—pro forma	$(0.21)	$(0.05)

The Securities and Exchange Commission’s (SEC) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulleting No. 107, “Share-Based Payment” (SAB 107) in response to frequently asked questions and to provide the SEC staff’s views regarding the application of SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123(R)), issued in December 2004. SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the financial statements filed with the SEC.

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

The SEC deferred the effective date for SFAS 123R for public companies to the first annual period beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at March 31, 2005, compensation expense related to stock option awards will be approximately $120 and $6 for the years ending December 31, 2006 and 2007, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(3) Acquisitions and Dispositions

During the three months ended March 31, 2005 and 2004, the Company acquired 20 and 12 properties, respectively. The following table represents the allocation of the net assets acquired during the three months ended March 31, 2005 and 2004 to the assets acquired and liabilities assumed:

	Three Months Ended March 31,
	2005	2004
Real estate investments, at cost:
Land	$16,367	$69,636
Buildings	79,651	282,822
Equipment and fixtures	13,093	62,916
Initial tenant improvements	9,083	73,914

	118,194	489,288

Intangibles:
In-place leases	16,436	57,334
Customer relationships	5,903	172,003
Above-market lease assets	703	—
Below-market lease liabilities	(6,496)	—

	16,546	229,337

	134,740	718,625
Liabilities assumed	58	—
Operating Partnership units issued	—	35,867

Cash paid	$134,682	$682,758

The following table presents information regarding property acquisitions completed during the three months ended March 31, 2005:

Seller / Property Name	Date of Acquisition	Number of Buildings	Purchase Price (1)
Koll Development Company, LLC	January 21, 2005	3	89,223
National City Bank Building	January 27, 2005	1	9,506
Bank of America – West (Las Vegas)	March 15, 2005	1	24,033
Bank of America Formulated Price Contracts	Various	2	2,700
Wachovia Bank Formulated Price Contracts	Various	13	9,278

		20	$134,740

(1)	Includes all acquisition costs and value of acquired intangible assets and liabilities.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

The following table presents the unaudited pro forma information as if the acquisitions during the three months ended March 31, 2005 had been consummated on January 1, 2004:

	Three Months Ended March 31,
	2005	2004
Pro forma revenues	$125,634	$65,298

Pro forma loss from continuing operations	$(22,722)	$(5,823)

Basic and diluted pro forma loss per share from continuing operations	$(0.21)	$(0.06)

The following table presents information regarding property dispositions completed during the three months ended March 31, 2005:

	Number of Buildings	Sale Proceeds	Gain(1)
Transactions during the three months ended March 31, 2005	43	$33,352	$2,846

(1)	Net of provision for income taxes and allocation of minority ownership interest.

(4) Indebtedness

The Company had four types of financings in place as of March 31, 2005, including mortgage notes payable, a secured credit facility, convertible senior notes, and an unsecured credit facility. The weighted average effective interest rate on these borrowings was 5.29% and 5.17% for the three months ended March 31, 2005 and 2004, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $2,710,496 and $2,710,911 as of March 31, 2005 and December 31, 2004, respectively.

The secured financing agreements contain various financial and non-financial covenants customarily found in these types of agreements, as well as a requirement that certain individual properties or property portfolios maintain a minimum debt service coverage ratio, as defined, typically of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. The lender related to the secured credit facility has the right to reassess the ratio from time to time and may require the Company to pledge additional collateral or repay a portion of the principal outstanding under this facility. The unsecured credit facility also contains customary financial and non-financial covenants including a minimum debt service coverage ratio for the Company as a whole (1.2 to 1.0 as of March 31, 2005) and maximum levels of indebtedness as a percentage of the Company’s total assets, all as defined in the agreement for the unsecured facility. As of March 31, 2005 and December 31, 2004, the Company was in compliance with all such covenants.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(a) Mortgage notes payable

The following is a summary of mortgage notes payable as of March 31, 2005 and December 31, 2004:

	Encumbered Properties	Balance	Interest Rates	Maturity Dates
Fixed-rate mortgages	357	$1,780,861	4.04% to 8.75%	May 2006 to June 2024
Variable-rate mortgages	406	507,332	2.83% to 5.12%	Oct. 2011 to Nov. 2023

Total mortgage notes payable	763	2,288,193

Unamortized debt premium		3,014
Mortgage notes payable related to assets held for sale		(1,032)

Balance, March 31, 2005		$2,290,175

Fixed-rate mortgages	356	$1,582,185	4.0% to 8.8%	May 2006 to Dec. 2023
Variable-rate mortgages	144	425,041	3.6% to 4.7%	Oct. 2011 to June 2024

Total mortgage notes payable	500	2,007,226

Unamortized debt premium		3,208
Mortgage notes payable related to assets held for sale		(1,880)

Balance, December 31, 2004		$2,008,554

(b) Secured credit facility

The Company entered into a secured credit facility in July 2003. During the year ended December 31, 2004, the Company negotiated an increase in the maximum amount available under this facility from $300,000 to $400,000, through March 30, 2005. The maximum available under this facility was $300,000 and $400,000 at March 31, 2005 at December 31, 2004, respectively. Advances under this facility are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility has a term of three years, expiring in August 2006, and bears interest at a rate of LIBOR plus either (i) with respect to conduit properties, 1.75%, or (ii) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being financed by the proceeds of the specific advance. The Company paid a fee of 1.25% of the total initial availability in connection with this facility. From February 1, 2005 to March 3, 2005, the interest rate on this facility was temporarily reduced to LIBOR in anticipation of the repayment of the outstanding advances with the proceeds of a long-term financing. On March 4, 2005, the Company fully repaid the $230,000 of advances then outstanding on the facility.

As of March 31, 2005, the Company had $20,000 of advances outstanding under this facility, secured by 31 properties in the Company’s Pitney Bowes – KeyBank portfolio. On December 31, 2004, the Company had $270,000 of advances outstanding under this facility, secured by 236 properties in the portfolio acquired from Bank of America, N.A. in October 2004. These advances mature in December 2005 and bear interest at LIBOR plus 1.75% (4.52% at March 31, 2005) and LIBOR plus 1.50% (3.89% at December 31, 2004) at March 31, 2005 and December 31, 2004, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(c) Convertible senior notes

In July and October 2004, the Company through a private offering completed the issuance of $450,000 of convertible senior notes and received proceeds of $434,030, net of discount and financing costs. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%.

The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. As of March 31, 2005 and December 31, 2004, the conversion price per share was $17.82. On March 23, 2005, the Company declared a dividend of $0.27 and immediately after the record date of April 4, 2005, the conversion price per share was adjusted to $17.79.

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

As of March 31, 2005, the Company had $10,000 of advances designated as Eurodollar Rate Loans and $46,043 of letters of credit outstanding under this facility. As of December 31, 2004, the Company had $21,862 of letters of credit outstanding and no advances under this facility.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(5) Derivative Instruments and Other Financing Arrangements

In connection with the sale of a 30% minority interest in State Street Financial Center, the Company agreed to cap the minority interest purchaser’s maximum interest rate at 4.28% as it relates to the portion of the $50,000 of mezzanine debt assumed by the minority interest purchaser. Therefore, all interest expense over 4.28% is the Company’s responsibility. The mezzanine debt bears interest at a rate of LIBOR plus 1.83%. On December 22, 2004, the Company determined the initial fair value of this interest rate cap liability to be $1,150 and recorded it as a reduction to the gain recognized as a result of the minority interest disposition. Changes in the fair value of this liability are included in interest expense in the consolidated statement of operations. The company intends to prepay the mezzanine debt in October 2006 and obtain new financing at a fixed rate, at which time the liability associated with this interest rate cap will be fixed. As of March 31, 2005 and December 31, 2004, the Company had a liability of $1,370 and $1,150 related to this agreement, respectively, with changes in the fair value of $220 recorded as a component of interest expense in the consolidated statement of operations.

The Company had entered into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings. The Company incurred losses aggregating $16,331 related to the Company terminating these agreements in connection with the closing of the related financings, which was recorded in other comprehensive income. During the three months ended March 31, 2005 and 2004, the Company reclassified approximately $413 and $404 of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $1,690 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

(6) Shareholders’ Equity

On March 23, 2005, the Company declared and accrued a distribution to shareholders and Operating Partnership unitholders. The Company paid a dividend of $0.27 per common share, totaling $30,116, on April 18, 2005 to shareholders of record as of April 4, 2005. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $915.

In May 2003, the Company’s Board of Trustees approved the 2003 Outperformance Plan (OPP). The OPP is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the OPP consist of annual cash awards and a three year restricted share award. Award amounts determined under the OPP represent a percentage of the value created for shareholders in excess of established performance thresholds. The OPP is a three year plan with an effective date of January 1, 2003. The aggregate amount of the award will be determined at the end of the three-year term on January 1, 2006. The restricted share portion of a participant’s reward will vest in three equal annual installments beginning on the later of January 1, 2005 or the second anniversary of the commencement of employment. The Company measures and records compensation expense over the service period in accordance with the provisions of APB No. 25 and FASB Interpretation No. 28 based upon an interim estimate of the reward. During the three months ended March 31, 2004, the Company recorded an expense of $83, related to the cash component of the OPP and due to variable plan accounting, reversed $211 of expense related to the restricted stock component of the OPP, which was recorded during the year ended December 31, 2003. No expense related to the OPP was recorded during the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Company issued 536,559 restricted common shares, net of forfeitures, to employees and executive officers. These grants, valued at $8,478, are amortized to expense over the vesting period of four years.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(7) Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Loss from continuing operations	$(22,052)	$(4,805)
Less: Dividends on unvested restricted share awards	439	537

Loss from continuing operations	$(22,491)	$(5,342)

Income (loss) from discontinued operations	$(90)	$550

Total weighted average common shares outstanding	109,772,365	106,652,745

Loss per share from continuing operations	$(0.20)	$(0.05)

Income (loss) per share from discontinued operations	$—	$—

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Share options	706,752	944,518
Unvested restricted shares(1)	464,589	1,273,695
Operating Partnership units	3,610,781	5,788,960

Total shares excluded from diluted loss per share	4,782,122	8,007,173

(1)	Includes shares that were contingently issuable under the OPP for the three months ended March 31, 2004. No shares were contingently issuable under the OPP for the three months ended March 31, 2005.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(8) Discontinued Operations and Assets Held for Sale

During the three months ended March 31, 2005, the Company sold 6 properties, in separate transactions, and 37 properties in two bulk transactions, for net sales proceeds of $33,352. The sales transactions resulted in a net gain of approximately $2,846, after minority interest of $87. Due to net operating losses on properties sold and held for sale, there was no income tax provision for the year ended March 31, 2005.

During the three months ended March 31, 2004, the Company sold six properties in separate transactions for net sales proceeds of $5,148. The sales transactions resulted in a net gain of approximately $411 after minority interest of $26 and an income tax provision of $155.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company had classified 25 and 64 properties as held for sale as of March 31, 2005 and December 31, 2004, respectively. The following table summarizes information for these properties:

	March 31, 2005	December 31, 2004
Assets held for sale:
Real estate investments, at cost:
Land	$10,883	$16,105
Buildings	47,200	66,071
Equipment and fixtures	8.697	12,855

Total real estate investments, at cost	66,780	95,031
Less accumulated depreciation	(1,988)	(2,502)

	64,792	92,529
Intangible assets, net	2,507	4,927
Other assets, net	3,383	4,371

Total assets held for sale	70,682	101,827

Liabilities related to assets held for sale:
Mortgage notes payable	1,032	1,880
Accrued expenses	1,208	3,979
Deferred revenue	691	445
Tenant security deposits	73	88
Below-market lease liabilities, net	1,156	1,580

Total liabilities related to assets held for sale	4,160	7,972

Net assets held for sale	$66,522	$93,855

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

The following operating results of the properties held for sale as of March 31, 2005 and December 31, 2004 and the properties sold during the three months ended March 31, 2005 and 2004 are included in discontinued operations for all periods presented:

	Three Months Ended March 31,
	2005	2004
Operating results:
Revenues	$3,462	$3,569
Operating expenses	4,385	2,736
Impairment loss	941	6
Interest expense	211	35
Depreciation and amortization	950	644

Income (loss) from operations before minority interest	(3,025)	148
Minority interest	89	(9)

Income (loss) from operations, net	(2,936)	139

Gain on disposals, net of income taxes	2,933	437
Minority interest	(87)	(26)

Gain on disposals, net	2,846	411

Income (loss) from discontinued operations	$(90)	$550

Discontinued operations have not been segregated in the consolidated statements of cash flows.

(10) Subsequent Events

On May 4, 2005, the Company priced an underwritten public offering of 16,750,000 common shares of beneficial interest and granted the underwriters in the offering the right to purchase up to 2,512,500 additional common shares to cover any over-allotments. Closing is expected to occur on May 9, 2005. The aggregate net proceeds from such offering (after underwriting discounts and commissions and other offering costs) are expected to be approximately $242,300. The Company intends to use the aggregate net proceeds to acquire additional properties, as described in the prospectus relating to the offering, and for general corporate purposes.

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

Forward Looking Statements

The following discussion includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, reflecting information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. These forward-looking statements are subject to risks and uncertainties. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to identify and complete additional property acquisitions;

•	our ability to complete pending property acquisitions and the estimated timing of the closings of such acquisitions;

•	our ability to obtain future financing;

•	estimates relating to our future dividends;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our products, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described in Part II Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Our approach is designed to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that our strategy gives us a competitive advantage over more traditional real estate companies in acquiring real estate owned by banks and other financial institutions. We also believe that our recent transactions involving Bank of America, N.A. and Wachovia Bank, N.A. demonstrate our ability to cultivate and maintain mutually beneficial relationships with leading financial institutions.

As of March 31, 2005, our portfolio consisted of 549 bank branches and 384 office buildings, containing an aggregate of approximately 32.9 million rentable square feet. During the three months ended March 31, 2005, we acquired interests in 20 properties, containing an aggregate of approximately 834,000 square feet, for an aggregate purchase price of approximately $134.7 million. The most significant transaction was the acquisition of a portfolio of three properties developed by Koll Development Company, LLC, aggregating 531,000 square feet, which is net leased for 15 years to a major money center bank. The properties are located in Louisville, Kentucky, Greensboro, North Carolina and Boise, Idaho and were acquired for an aggregate purchase price of approximately $89.2 million. We financed the purchase with cash on hand and approximately $67.0 million in secured indebtedness at a fixed interest rate of 6.35%. We also acquired a 161,000 square foot office building in Cleveland that is 94% occupied by National City Bank and an 82,000 square foot office building in Las Vegas that is 96% occupied, with Bank of America, N.A. as the primary tenant. We obtained ten-year secured financings for approximately $6.5 million at a fixed interest rate of 5.31% and approximately $17.0 million at a fixed interest rate of 5.41% on the Cleveland and Las Vegas properties, respectively.

The most significant change in financing arrangements includes the decrease in advances outstanding on our credit facilities from $270.0 million at December 31, 2004 to $30.0 million at March 31, 2005. In March 2005, we repaid advances under our secured credit facility with the proceeds received from the long-term financing secured by properties in the Bank of America, N.A. portfolio that we acquired in October 2004. This long-term financing is for $304.0 million, has a term of 15 years and bears interest at a floating rate equal to LIBOR plus 0.02% through June 2005, before reverting to a fixed rate of approximately 5.96% for the remainder of the loan term. We borrowed approximately $230.0 million of the total financing in March 2005, and borrowed the remaining proceeds in April 2005.

Summarized in the table below are our key portfolio metrics. Overall occupancy increased from 87.0% to 88.3%, principally due to the disposition of properties with an average occupancy rate below that of our existing portfolio and to aggregate new leasing in excess of lease terminations and expirations.

	March 31, 2005	December 31, 2004
Occupancy	88.3%	87.0%
% base revenue from financial institutions	88.1%	88.4%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	85.9%	86.3%
% base revenue from net leases(1)	89.0%	89.7%
Average remaining lease term (years)	14.5	14.7

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect, will be reached in the near future.

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

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

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

We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determine collectibility by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.

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

Recent Accounting Pronouncements

The Securities and Exchange Commission’s (SEC) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulleting No. 107, “Share-Based Payment” (SAB 107) in response to frequently asked questions and to provide the SEC staff’s views regarding the application of SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123(R)), issued in December 2004. SAB 107 provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the financial statements filed with the SEC.

SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and currently used by us to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award.

The SEC deferred the effective date for SFAS 123R for public companies to the first annual period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at March 31, 2005, compensation expense related to stock option awards will be approximately $120 and $6 for the years ending December 31, 2006 and 2007, respectively.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

The following comparison of our results of operations for the three months ended March 31, 2005 to the three months ended March 31, 2004, makes reference to the following: (i) the effect of the “Same Store Properties,” which represents all properties owned by us at January 1, 2004 and still owned by us at March 31, 2005, excluding assets held for sale at March 31, 2005 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2004 through March 31, 2005. Acquisitions include State Street Financial Center, 215 Fremont Street and Harborside, 101 Independence Center, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Bank of America, N.A. portfolio acquired in October 2004, the three office buildings acquired from Koll Development Company, LLC, the National City Bank Building, Bank of America – West (Las Vegas) and properties acquired under our formulated price contracts.

Net Loss

Net loss increased approximately $17.8 million to approximately $22.1 million for the three months ended March 31, 2005, from approximately $4.3 million for the three months ended March 31, 2004. This increase was primarily attributable to approximately (i) $11.5 million of depreciation, amortization and additional interest expense associated with the financing of certain acquisitions, (ii) $5.2 million of interest expense on our convertible senior notes issued in July and October 2004, (iii) $1.3 million decrease in net income related to Same Store Properties primarily as a result of new financings completed during 2004 (iv) $1.2 million in additional marketing, general and administrative expenses related to the investigation of European expansion opportunities, compensation and other employee benefits, insurance premiums, travel and professional fees, (v) $0.7 million of broken deal costs associated with our decision not to pursue two major transactions that had become too price competitive, (vi) $0.6 million decrease related to income from discontinued operations, and (vii) $0.2 million reversal of expense during the three months ended March 31, 2004 related to the contingent restricted share component of our Outperformance Plan due to variable plan accounting adjustments. These items were partially offset by (i) a charge during the three months ended March 31, 2004 of approximately $1.9 million relating to severance and accelerated amortization of deferred compensation resulting from the departure of an executive officer and (ii) an increase in minority interest of approximately $1.1 million due to the increase in net loss.

Revenues

Rental income increased approximately $35.2 million, or 78.4%, to approximately $80.1 million for the three months ended March 31, 2005, from approximately $44.9 million for the three months ended March 31, 2004. Operating expense reimbursements increased approximately $27.2 million, or 161.9%, to approximately $44.0 million for the three months ended March 31, 2005, from approximately $16.8 million for the three months ended March 31, 2004. These increases were primarily attributable to revenues associated with Acquisitions.

Additionally, rental income and operating expense reimbursements for the three months ended March 31, 2005 increased on the Same Store Properties, specifically in the Dana Commercial Credit portfolio as a result of Bank of America, N.A.’s return of approximately 654,000 square feet in June 2004. The lease agreement allows Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009, and 2015. The return of the space does not reduce the amount of Bank of America, N.A.’s contractual rent obligations. As a result, in June 2004, in addition to the income we already receive from Bank of America, N.A. for the properties, we also began collecting rental income and operating expense reimbursements directly from subtenants that occupy a portion of the returned space and from Bank of America, N.A. directly for certain space that it decided to retain.

The following table summarizes our rental income and operating expense reimbursements for the three months ended March 31, 2005 and 2004 (amounts are in thousands):

	Rental Income Three Months Ended March 31,		Operating Expense Reimbursements Three Months Ended March 31,
	2005	2004	2005	2004
Same Store Properties	$37,453	$36,833	$17,257	$16,732
Acquisitions	42,601	8,052	26,789	21

	$80,054	$44,885	$44,046	$16,753

Expenses

Property operating expenses increased approximately $41.0 million, or 179.8%, to approximately $63.8 million for the three months ended March 31, 2005, from approximately $22.8 million for the three months ended March 31, 2004. This increase was due primarily to expenses associated with Acquisitions. The increase in property operating expenses in the Same Store Portfolio primarily relates to the return, in June 2004, by Bank of America, N.A. of approximately 654,000 square feet in the Dana Commercial Credit portfolio. As a result, property operating expenses increased approximately $1.7 million because we began paying the operating expenses directly for the returned space and also receiving operating expense reimbursement from Bank of America, N.A. and certain other tenants who lease a portion of the space.

The following table summarizes property operating expenses for the three months ended March 31, 2005 and 2004 (amounts are in thousands):

	Property Operating Expenses Three Months Ended March 31,
	2005	2004
Same Store Properties	$22,761	$20,965
Acquisitions	40,991	1,833

	$63,752	$22,798

Marketing, general and administrative expenses increased approximately $1.2 million, or 16.7%, to approximately $8.4 million for the three months ended March 31, 2005, from approximately $7.2 million for the three months ended March 31, 2004. Of this increase, approximately $0.5 million relates to the costs associated with the investigation of European expansion opportunities. The increase in marketing, general and administrative expense is also attributable to $0.2 million related to compensation and related benefits and the amortization of restricted stock awards, $0.2 million for insurance premiums, $0.1 million for professional fees and $0.1 million of travel related expenses.

Interest expense on mortgage notes and other debt increased approximately $20.6 million, or 130.4%, to approximately $36.4 million for the three months ended March 31, 2005, from approximately $15.8 million for the three months ended March 31, 2004. This increase is primarily the result of new debt secured by Acquisitions and our convertible senior notes issued in July 2004 and October 2004. The decrease in interest expense associated with Same Store Properties is a result of contractual debt amortization, which is partially offset by mortgage note obligations completed after January 1, 2004, secured by Same Store Properties, including Bank of America Plaza in St. Louis.

The following table summarizes our interest expense for the three months ended March 31, 2005 and 2004 (amounts are in thousands):

	Interest Expense Three Months Ended March 31,
	2005	2004
Same Store Properties	$13,856	$14,032
Acquisitions	17,262	1,799
Convertible senior notes and unsecured credit facility	5,233	—

	$36,351	$15,831

Depreciation and amortization expense increased approximately $19.1 million, or 96.5%, to approximately $38.9 million for the three months ended March 31, 2005, from approximately $19.8 million for the three months ended March 31, 2004. This increase was primarily due to depreciation and amortization expense associated with Acquisitions. The increase in depreciation and amortization related to Same Store Properties is related to additional capital and tenant improvements.

The following table summarizes depreciation and amortization expense for the three months ended March 31, 2005 and 2004 (amounts are in thousands):

	Depreciation and Amortization Expense Three Months Ended March 31,
	2005	2004
Same Store Properties	$18,387	$17,553
Acquisitions	20,495	2,273

	$38,882	$19,826

Loss on Investments. Loss on investments was approximately $0.2 million for the three months ended March 31, 2004. This loss was primarily due to a loss incurred on the sale of investments in our residential mortgage-backed securities portfolio. No such sales occurred and therefore no related gain or loss was incurred during the three months ended March 31, 2005.

Minority Interest. Minority interest increased approximately $1.1 million to approximately $1.3 million for the three months ended March 31, 2005, from approximately $0.2 million for the three months ended March 31, 2004. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street and State Street Financial Center properties to individuals who own an 11% and 30% interest in the entities that own those properties, respectively. We sold a 30% minority interest in State Street Financial Center in December 2004; therefore, no allocation was recorded on this property during the three months ended March 31, 2004.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $3.0 million to a loss of approximately $2.9 million, net of minority interest, for the three months ended March 31, 2005, from income of approximately $0.1 million, net of minority interest, for the three months ended March 31, 2004. The properties included in discontinued operations generated approximately $2.1 million more in net loss during the three months ended March 31, 2005 compared to the same period in 2004. Additionally, during the three months ended March 31, 2005, we incurred impairment charges of approximately $0.9 million.

Discontinued Operations—Net Gains. During the three months ended March 31, 2005 and 2004, we sold 43 and six properties for a gain of approximately $2.8 million and $0.4 million, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of these non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability.

Cash Flows for the Three Months Ended March 31, 2005

During the three months ended March 31, 2005, net cash provided by operating activities was approximately $30.5 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The increase in deferred revenue is due to the receipt in January 2005 of approximately $40.4 million from Bank of America, N.A. under the terms of a lease that we assumed in the acquisition of the Dana Commercial Credit portfolio and the prepayment of approximately $3.1 million of sublease management and standby subtenant fees received from Charles Schwab & Co., Inc. These changes were partially offset by the decrease in accrued expenses and other liabilities due to the annual contractual principal and interest payment on debt secured by the Dana Commercial Credit portfolio and the payment of interest on our convertible senior notes.

Net cash used in investing activities was approximately $79.4 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired and deposits paid in previous periods, of approximately $105.9 million, principally for the acquisition of three properties acquired from Koll Development Company, LLC, the National City Bank Building in Cleveland and the Bank of America West Building in Las Vegas, and approximately $7.2 million for payments related to capital expenditures and leasehold termination costs. These payments were partially offset by proceeds from sales of real estate of approximately $33.4 million and net sales of marketable securities of approximately $0.4 million.

Net cash provided by financing activities was approximately $4.4 million. Financing activities consisted primarily of proceeds from mortgage notes payable and credit facilities of approximately $380.5 million, which were principally from the secured financing on the Bank of America, N.A. portfolio that we acquired in October 2004 and the secured financings used to fund a portion of the purchase price of the properties acquired during the three months ended March 31, 2005. We also received approximately $0.3 million of contributions from the minority interest owners of State Street Financial Center. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $29.9 million, (ii) repayment of mortgage notes payable, net of financing cost refunds of approximately $338.4 million, (iii) approximately $4.4 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center and (iv) approximately $3.7 million related to an increase in restricted cash.

Cash Flows for the Three Months Ended March 31, 2004

During the three months ended March 31, 2004, net cash provided by operating activities was approximately $36.8 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. In January 2004, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of a lease that we assumed in the acquisition of the Dana Commercial Credit portfolio. The increase in leasing costs is primarily related to the lease inducement fee paid to a subsidiary of State Street Corporation, the tenant in State Street Financial Center.

Net cash used in investing activities was approximately $655.8 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired, of approximately $682.9 million, principally for the acquisition of State Street Financial Center and payments for capital expenditures and leasehold termination costs of $1.1 million. These payments were partially offset by net sales of marketable securities of approximately $22.9 million, proceeds for the sale of real estate of approximately $5.2 million and a decrease in accrued interest income of approximately $0.1 million.

Net cash provided by financing activities was approximately $491.4 million. Financing activities primarily consisted of proceeds from mortgage notes payable of approximately $539.9 million, principally to finance a portion of the acquisition of State Street Financial Center and proceeds from the exercise of common share options of approximately $7.1 million. These proceeds were partially offset by dividends to shareholders and distributions to Operating Partnership unitholders of approximately $28.4 million, repayments of mortgage notes payable and payment of financing costs of approximately $23.1 million and an increase in restricted cash of approximately $4.1 million.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

We had an aggregate of $89.8 million of cash and cash equivalents and short-term investments as of March 31, 2005. The most significant change in our liquidity during the three months ended March 31, 2005 was the decrease in advances outstanding on our secured credit facility from $270.0 million at December 31, 2004 to $30.0 million at March 31, 2005. In March 2005, we repaid advances under the secured credit facility with the proceeds received from the long-term financing, secured by properties in the Bank of America, N.A. portfolio acquired in October 2004. This long-term financing is for $304.0 million, has a term of 15 years and bears interest at a floating rate equal to LIBOR plus 0.02% through June 2005, before reverting to a fixed rate of approximately 5.96% for the remainder of the loan term. We borrowed approximately $230.0 million of the total financing at the initial closing, and borrowed the remaining proceeds in April 2005.

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures associated with our properties, dividend and distribution payments, amortization of indebtedness and related debt service costs. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, credit facilities and cash provided by our operations. We believe that our working capital, credit facilities and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for the next 12 months.

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

On May 4, 2005, we priced an underwritten public offering of 16,750,000 common shares of beneficial interest and granted the underwriters in the offering the right to purchase up to 2,512,500 additional common shares to cover any overallotments. Closing is expected to occur on May 9, 2005. The aggregate net proceeds from such offering (after underwriting discounts and commissions and other offering costs) are expected to be approximately $242.3 million. We intend to use the aggregate net proceeds to acquire additional properties, as described in the prospectus relating to the offering, and for general corporate purposes.

As of March 31, 2005, we had approximately $130.9 million in pending acquisitions, including approximately $102.4 million completed in April 2005 related to two office buildings located in Philadelphia and San Francisco. Pending acquisitions include approximately $20.5 million related to an office building located in Oklahoma City, Oklahoma, as well as notifications outstanding under our formulated price contracts of approximately $8.0 million. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. We expect to continue to acquire additional properties in the next 12 months. We expect to fund such acquisitions with any or all of the sources of capital described above. We intend to arrange debt in accordance with our general borrowing policies, which often include utilizing our credit facilities prior to securing permanent debt financing and/or obtaining up-front floating rate interest periods before secured loans revert to a fixed rate for the remainder of the loan term.

After March 31, 2005, we signed contracts or letters of intent or were in substantive negotiations to complete five proposed acquisitions, including three office buildings and two property portfolios comprised of both office buildings and bank branches, for total consideration (including expected transaction costs) of approximately $257.5 million. Our contracts and letters of intent to acquire the proposed acquisitions are subject to various closing conditions, including the satisfactory completion of our due diligence investigation regarding the properties to be acquired, and there can be no assurance as to when, or if, any or all of the proposed acquisitions will be consummated. Likewise, there can be no assurance that the acquisitions we are currently negotiating to complete will result in contracts and/or will be consummated.

Our properties are encumbered by mortgages and other financing agreements aggregating approximately $2,768.2 million in outstanding principal, excluding unamortized premiums, as of March 31, 2005, with an average remaining term of 12.9 years and a weighted average interest rate (excluding unamortized debt premium and the effects of hedging activities) of 5.47%. The table below summarizes the properties financed and the principal payments required as of March 31, 2005 in the following calendar years (amounts in millions, except number of buildings):

	Number of Properties	Balance at March 31, 2005 (1)	Interest Rate (1)	Principal Payments and Debt Security Schedule
Property/Borrowing				2005	2006	2007	2008	2009	2010	Thereafter
State Street Financial Center, Boston, MA	1	509.6	5.79%	8.1	11.5	12.2	12.9	13.7	14.6	436.6
Convertible notes	0	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	145	397.4	5.47%	3.0	6.3	6.6	6.9	7.4	7.8	359.4
Bank of America, N.A. acquired in Oct. 2004 (2)	266	230.0	5.96%	4.8	8.7	9.2	9.8	10.4	11.0	176.1
Wachovia Bank, N.A. (3)	131	220.7	6.40%	2.6	4.1	4.3	4.6	4.9	5.3	194.9
Dana Commercial Credit	10	161.3	4.04%	0.0	20.5	21.4	22.2	23.1	24.1	50.0
215 Freemont Street, San Francisco, CA (4)	1	133.4	5.98%	2.1	3.0	3.2	3.3	3.6	3.8	114.4
101 Independence Center, Charlotte, NC	1	79.7	5.53%	0.8	1.1	1.2	1.3	1.3	1.4	72.6
Koll Development Company, LLC	3	66.9	6.35%	0.5	0.8	0.8	0.9	0.9	1.0	62.0
Bank of America Plaza, St. Louis, MO	1	61.7	4.55%	1.5	2.0	2.2	2.3	53.7	0.0	0.0
Pitney Bowes-Bank of America	73	61.4	5.33%	3.1	3.3	2.9	2.0	1.6	1.7	46.8
123 S. Broad Street, Unit 2, Philadelphia, PA	1	51.3	8.43%	0.4	0.5	50.4	0.0	0.0	0.0	0.0
State Street Financial Center Mezzanine (5)	0	50.0	4.22%	0.0	0.7	4.9	5.8	6.9	7.6	24.1
Pitney Bowes - Wachovia	41	45.9	4.07%	2.0	4.0	4.4	4.9	5.4	25.2	0.0
Three Beaver Valley, Wilmington, DE	1	42.6	5.06%	0.5	0.6	0.7	0.7	0.7	0.8	38.6
123 S. Broad Street, Unit 1, Philadelphia, PA	1	35.3	8.43%	0.2	0.4	0.4	0.4	0.5	33.4	0.0
Pitney Bowes - Wachovia	23	25.9	5.50%	0.6	0.9	0.9	1.0	1.0	1.1	20.4
Secured credit facility	31	20.0	4.56%	20.0	0.0	0.0	0.0	0.0	0.0	0.0
Bank of America West, Las Vegas, NV	1	17.0	5.41%	0.1	0.2	0.2	0.3	0.3	0.3	15.6
610 Old York Road, Jenkintown, PA	1	15.0	8.29%	0.1	0.1	0.2	0.2	0.3	14.1	0.0
Unsecured credit facility	0	10.0	4.95%	0.0	10.0	0.0	0.0	0.0	0.0	0.0
177 Meeting Street, Charleston, SC	1	9.8	7.44%	0.1	0.2	0.2	0.2	0.2	0.2	8.7
National City Bank, Cleveland, OH	1	6.5	5.31%	0.1	0.1	0.1	0.1	0.1	0.1	5.9
50 W. Market Street, West Chester, PA	1	3.6	6.75%	0.0	0.1	3.5	0.0	0.0	0.0	0.0
4 Pope Avenue, Hilton Head, SC	1	3.3	5.89%	0.1	0.1	0.1	0.1	0.1	0.2	2.6
200 Reid Street, Palatka, FL	1	3.3	5.81%	0.1	0.1	0.1	0.1	0.1	0.1	2.7
Debt between $1.0 million and $3.0 million (6)	24	36.0	5.89%	0.8	1.1	1.1	1.1	1.3	2.5	28.1
Debt less than $1.0 million (7)	33	20.6	5.93%	0.5	1.4	0.7	1.5	2.1	1.4	13.0

Total	794	$2,768.2	5.47%	$52.1	$81.8	$131.9	$82.6	$139.6	$157.7	$2,122.5

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.
(2)	Debt is floating based on LIBOR plus 0.02% through June 2005 and is fixed at 5.96% thereafter.
(3)	Debt is floating based on LIBOR plus 1.50% through May 2005 and is fixed at 6.40% thereafter.
(4)	Debt is floating based on LIBOR plus 1.25% through January 2005 and is fixed at 5.98% thereafter.
(5)	Debt is floating based on LIBOR plus 1.83% through October 2006, when it is prepayable without penalty. If not prepaid, it converts to a fixed rate of 9.75% through maturity in July 2013.
(6)	Includes one variable-rate loan of $1.3 million, which bears interest at LIBOR plus 2.35%.
(7)	Includes seven variable-rate loans totaling $4.3 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.

Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured line of credit, limitations on our total indebtedness and our total secured indebtedness. As of March 31, 2005 and December 31, 2004, we were in compliance with all of these covenants.

Contractual Obligations

The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of March 31, 2005 (amounts in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total (1)
Mortgage notes payable—fixed-rate	$52,947	$173,292	$181,567	$1,373,055	$1,780,861
Mortgage notes payable—variable-rate	10,886	34,389	43,974	418,083	507,332
Convertible senior notes	—	—	—	450,000	450,000
Credit facilities	20,000	10,000	—	—	30,000
Operating leases	15,169	29,617	29,664	157,522	231,972
Purchase obligations (2)	130,900	—	—	—	130,900

	$229,902	$247,298	$255,205	$2,398,660	$3,131,065

(1)	Excludes unamortized debt premium.
(2)	Includes approximately $102.4 million to purchase two office buildings located in Philadelphia and San Francisco, which were both acquired in April 2005, approximately $20.5 million related to one office building located in Oklahoma City and approximately $8.0 million related to notifications outstanding under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.

As of March 31, 2005, we had $46.0 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $18.0 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee payment by Charles Schwab & Co., Inc. and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America portfolio we acquired in October 2004, we posted a $20.0 million letter of credit instead of restricted cash. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to utility companies in lieu of a cash security deposit to establish service.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short- and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our credit facilities bear interest at variable rates. Our long-term debt, which consists of secured financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of March 31, 2005, our debt included fixed-rate mortgages with a carrying value of approximately $2,230.9 million and a fair value of approximately $2,173.2 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2005 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $169.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $191.9 million.

As of March 31, 2005, our debt included variable-rate mortgage notes payable with a carrying value of $537.3 million, including $450.7 million of variable-rate debt that will revert to a fixed-rate basis on or prior to June 30, 2005. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $1.5 million annually, adjusting for the effect of our variable-rate debt which reverts to a fixed-rate basis.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assumes no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2005, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

STATE STREET CORPORATION

HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS

As of March 31, 2005 and December 31, 2004

Bank of America Corporation is the guarantor of the long-term lease agreements that its subsidiary, Bank of America, N.A., has with us relating to properties acquired from a wholly owned subsidiary of Dana Commercial Credit Corporation and properties acquired from Bank of America, N.A. in June 2003 and October 2004. State Street Corporation is the guarantor of the long-term lease agreement that its subsidiary SSB Realty LLC, has with us relating to State Street Financial Center. The financial information of Bank of America Corporation and State Street Corporation has been included herein because of the significant credit concentration we have with these guarantors.

Financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 has been derived from the financial information of Bank of America Corporation and Subsidiaries and State Street Corporation furnished to the Securities and Exchange Commission on their respective Current Reports on Form 8-K.

Financial information as of December 31, 2004 and for the years ended December 31, 2004, 2003, and 2002 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Annual Reports on Form 10-K for the year ended December 31, 2004.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	March 31 2005	December 31 2004
Assets
Cash and cash equivalents	$28,698	$28,936
Time deposits placed and other short-term investments	11,223	12,361
Federal funds sold and securities purchased under agreements to resell	139,396	91,360
Trading account assets	124,960	93,587
Derivative assets	26,182	30,235
Securities:
Available-for-sale	218,675	194,743
Held-to-maturity, at cost	275	330

Total securities	218,950	195,073

Loans and leases	529,466	521,837
Allowance for loan and lease losses	(8,313)	(8,626)

Loans and leases, net of allowance	521,153	513,211

Premises and equipment, net	7,531	7,517
Mortgage servicing rights	2,668	2,482
Goodwill	45,378	45,262
Core deposit intangibles and other intangibles	3,679	3,887
Other assets	82,421	86,546

Total assets	$1,212,239	$1,110,457

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$166,499	$163,833
Interest-bearing	403,534	396,645
Deposits in foreign offices:
Noninterest-bearing	5,319	6,066
Interest-bearing	54,635	52,026

Total deposits	629,987	618,570

Federal funds purchased and securities sold under agreements to repurchase	187,652	119,741
Trading account liabilities	53,434	36,654
Derivative liabilities	15,363	17,928
Commercial paper and other short-term borrowings	93,440	78,598
Accrued expenses and other liabilities (includes $394, $402 and $401 of reserve for unfunded lending commitments)	35,081	41,243
Long-term debt	98,763	98,078

Total liabilities	1,113,720	1,010,812

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 and 1,090,189 1,239,563 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding - 4,035,318,509 and 4,046,546,212 shares	43,589	44,236
Retained earnings	60,843	58,006
Accumulated other comprehensive income (loss)	(5,559)	(2,587)
Other	(625)	(281)

Total shareholders’ equity	98,519	99,645

Total liabilities and shareholders’ equity	$1,212,239	$1,110,457

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Three months ended March 31,
(Dollars in millions, except per share information)	2005	2004
Interest income
Interest and fees on loans and leases	$8,107	$7,919
Interest and dividends on securities	2,534	2,065
Federal funds sold and securities purchased under agreements to resell	893	712
Trading account assets	1,182	1,035
Other interest income	437	464

Total interest income	13,153	12,195

Interest expense
Deposits	2,043	1,829
Short-term borrowings	1,969	1,543
Trading account liabilities	427	352
Long-term debt	841	724

Total interest expense	5,280	4,448

Net interest income	7,873	7,747

Noninterest income
Service charges	1,777	1,891
Investment and brokerage services	1,013	1,008
Mortgage banking income (loss)	221	156
Investment banking income	366	497
Equity investment gains	399	426
Card income	1,289	1,380
Trading account profits	760	269
Other income	324	339

Total noninterest income	6,149	5,966

Total revenue	14,022	13,713
Provision for credit losses	580	706
Gains on sales of debt securities	659	101
Noninterest expense
Personnel	3,701	3,520
Occupancy	636	648
Equipment	297	326
Marketing	337	337
Professional fees	177	275
Amortization of intangibles	208	209
Data processing	364	371
Telecommunications	206	216
Other general operating	1,019	1,159
Merger and restructuring charges	112	272

Total noninterest expense	7,057	7,333

Income before income taxes	7,044	5,775
Income tax expense	2,349	1,926

Net income	$4,695	$3,849

Net income available to common shareholders	$4,690	$3,844

Per common share information
Earnings	$1.16	$0.95

Diluted earnings	$1.14	$0.94

Dividends paid	$0.45	$0.45

Average common shares issued and outstanding	4,032,550	4,032,979

Average diluted common shares issued and outstanding	4,099,062	4,106,040

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share information)	2004	2003	2002
Interest income
Interest and fees on loans and leases	$28,216	$21,668	$22,030
Interest and dividends on securities	7,265	3,068	3,941
Federal funds sold and securities purchased under agreements to resell	2,043	1,373	870
Trading account assets	4,016	3,947	3,757
Other interest income	1,687	1,507	1,456

Total interest income	43,227	31,563	32,054

Interest expense
Deposits	6,275	4,908	5,434
Short-term borrowings	4,434	1,871	1,982
Trading account liabilities	1,317	1,286	1,260
Long-term debt	2,404	2,034	2,455

Total interest expense	14,430	10,099	11,131

Net interest income	28,797	21,464	20,923
Noninterest income
Service charges	6,989	5,618	5,276
Investment and brokerage services	3,627	2,371	2,237
Mortgage banking income	414	1,922	761
Investment banking income	1,886	1,736	1,545
Equity investment gains (losses)	861	215	(280)
Card income	4,588	3,052	2,620
Trading account profits	869	409	778
Other income	863	1,127	643

Total noninterest income	20,097	16,450	13,580

Total revenue	48,894	37,914	34,503
Provision for credit losses	2,769	2,839	3,697
Gains on sales of debt securities	2,123	941	630
Noninterest expense
Personnel	13,473	10,446	9,682
Occupancy	2,379	2,006	1,780
Equipment	1,214	1,052	1,124
Marketing	1,349	985	753
Professional fees	836	844	525
Amortization of intangibles	664	217	218
Data processing	1,325	1,104	1,017
Telecommunications	730	571	481
Other general operating	4,439	2,930	2,865
Merger and restructuring charges	618	—	—

Total noninterest expense	27,027	20,155	18,445

Income before income taxes	21,221	15,861	12,991
Income tax expense	7,078	5,051	3,742

Net income	$14,143	$10,810	$9,249

Net income available to common shareholders	$14,127	$10,806	$9,244

Per common share information
Earnings	$3.76	$3.63	$3.04

Diluted earnings	$3.69	$3.57	$2.95

Dividends paid	$1.70	$1.44	$1.22

Average common shares issued and outstanding (in thousands)	3,758,507	2,973,407	3,040,085

Average diluted common shares issued and outstanding (in thousands)	3,823,943	3,030,356	3,130,935

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

(Dollars in millions)	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$2,926	$2,035
Interest-bearing deposits with banks	20,160	20,634
Securities purchased under resale agreements	12,699	12,878
Federal funds sold	1,000	5,450
Trading account assets	521	745
Investment securities	48,213	37,571
Loans (less allowance of $18 and $18)	4,830	4,611
Premises and equipment	1,450	1,444
Accrued income receivable	1,174	1,204
Goodwill	1,472	1,497
Other intangible assets	485	494
Other assets	5,164	5,477

Total assets	$100,094	$94,040

Liabilities
Deposits:
Noninterest-bearing	$10,301	$13,671
Interest-bearing—U.S.	2,711	2,843
Interest-bearing—Non-U.S.	45,306	38,615

Total deposits	58,318	55,129
Securities sold under repurchase agreements	20,698	21,881
Federal funds purchased	1,739	435
Other short-term borrowings	2,840	1,343
Accrued taxes and other expenses	2,410	2,603
Other liabilities	5,628	4,032
Long-term debt	2,436	2,458

Total liabilities	94,069	87,881
Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none
Common stock, $1 par: authorized 500,000,000; issued 337,126,000 and 337,126,000	337	337
Surplus	282	289
Retained earnings	5,759	5,590
Accumulated other comprehensive income	(95)	92
Treasury stock, at cost (5,849,000 and 3,481,000 shares)	(258)	(149)

Total stockholders’ equity	6,025	6,159

Total liabilities and stockholders’ equity	$100,094	$94,040

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2005	2004
Fee Revenue:
Servicing fees	$599	$555
Management fees	177	147
Securities lending	70	64
Trading services	167	167
Processing fees and other	84	80

Total fee revenue	1,097	1,013
Net Interest Revenue:
Interest revenue	603	384
Interest expense	391	181

Net interest revenue	212	203
Provision for loan losses	—	—

Net interest revenue after provision for loan losses	212	203
Gain on the sales of available-for-sale investment securities, net	(1)	3

Total revenue	1,308	1,219
Operating Expenses:
Salaries and employee benefits	524	462
Information systems and communications	126	139
Transaction processing services	108	96
Occupancy	92	90
Merger and integration	—	18
Other	116	103

Total operating expenses	966	908

Income before income tax expense	342	311
Income tax expense	116	94

Net income	$226	$217

Earnings Per Share:
Basic	$0.68	$0.65
Diluted	0.67	0.63
Average Shares Outstanding (in thousands):
Basic	331,563	334,635
Diluted	334,653	342,129

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,
(Dollars in millions, except per share data)	2004	2003	2002
Fee Revenue:
Servicing fees	$2,263	$1,950	$1,531
Management fees	623	533	485
Securities lending	259	245	226
Foreign exchange trading	420	391	300
Brokerage fees	155	122	124
Processing fees and other	328	315	184

Total fee revenue	4,048	3,556	2,850
Net Interest Revenue:
Interest revenue	1,787	1,539	1,974
Interest expense	928	729	995

Net interest revenue	859	810	979
Provision for loan losses	(18)	—	4

Net interest revenue after provision for loan losses	877	810	975
Gain on the sales of available-for-sale investment securities, net	26	23	76
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	—	285	—
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	—	60	495

Total revenue	4,951	4,734	4,396
Operating Expenses:
Salaries and employee benefits	1,957	1,731	1,654
Information systems and communications	527	551	373
Transaction processing services	398	314	246
Occupancy	363	300	246
Merger, integration and divestiture costs	62	110	—
Restructuring costs	21	296	20
Other	431	320	302

Total operating expenses	3,759	3,622	2,841

Income before income tax expense	1,192	1,112	1,555
Income tax expense	394	390	540

Net income	$798	$722	$1,015

Earnings Per Share:
Basic	$2.38	$2.18	$3.14
Diluted	2.35	2.15	3.10
Average Shares Outstanding (in thousands):
Basic	334,606	331,692	323,520
Diluted	339,605	335,326	327,477

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective April 1, 2005, David J. Nettina was appointed to the position of Chief Financial Officer, in addition to his position as Chief Real Estate Officer. Effective April 27, 2005, he was also named an Executive Vice President.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Exhibit
10.1†	Employment Agreement, dated February 24, 2005, by and between David J. Nettina and First States Group, L.P.				X

10.2†	Employment Agreement, dated March 28, 2005, by and between Robert M. Patterson and First States Group, L.P.				X

10.3	Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.				X

10.4	First Amendment, dated as of April 12, 2005, to Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.				X

10.5	Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.				X

10.6	First Amendment, dated as of April 12, 2005, to Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.				X

10.7	Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of German American Capital Corporation, in the principal amount of $152,000,000.				X

10.8	Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of Bear Stearns Commercial Mortgage, Inc., in the principal amount of $152,000,000.				X

31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST
Date: May 5, 2005
/s/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch Vice Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NETTINA
David J. Nettina Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Employment Agreement, dated February 24, 2005, by and between David J. Nettina and First States Group, L.P.

10.2	Employment Agreement, dated March 28, 2005, by and between Robert M. Patterson and First States Group, L.P.

10.3	Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.

10.4	First Amendment, dated as of April 12, 2005, to Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.

10.5	Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.

10.6	First Amendment, dated as of April 12, 2005, to Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.

10.7	Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of German American Capital Corporation, in the principal amount of $152,000,000.

10.8	Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of Bear Stearns Commercial Mortgage, Inc., in the principal amount of $152,000,000.

31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

32.2	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended