Form 10-Q
period 2005-06-30
AMERICAN FINANCIAL REALTY TRUST
filed 2005-08-09
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

On August 5, 2005, 128,711,261 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(Unaudited and in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
Assets:
Real estate investments, at cost:
Land	$462,433	$415,852
Buildings and improvements	2,550,635	2,280,971
Equipment and fixtures	391,300	352,737
Leasehold interests	4,830	4,972

Total real estate investments, at cost	3,409,198	3,054,532
Less accumulated depreciation	(210,799)	(147,478)

Total real estate investments, net	3,198,399	2,907,054
Cash and cash equivalents	133,852	110,607
Restricted cash	80,554	59,905
Marketable investments and accrued interest	4,124	24,272
Tenant and other receivables, net	51,825	34,667
Prepaid expenses and other assets	40,055	65,551
Assets held for sale	49,565	101,827
Intangible assets, net of accumulated amortization of $44,686 and $25,749	650,194	590,341
Deferred costs, net of accumulated amortization of $10,768 and $7,637	66,078	57,623

Total assets	$4,274,646	$3,951,847

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$2,416,570	$2,008,554
Credit facilities	—	270,000
Convertible notes, net	446,030	445,926
Fair value of derivative instruments	1,233	—
Accounts payable	2,424	4,947
Accrued interest expense	22,790	24,510
Accrued expenses and other liabilities	55,012	60,098
Dividends and distributions payable	35,612	29,805
Below-market lease liabilities, net of accumulated amortization of $6,083 and $3,396	68,611	59,232
Deferred revenue	155,942	105,745
Liabilities related to assets held for sale	1,685	7,972

Total liabilities	3,205,909	3,016,789

Minority interest	58,858	65,099
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 128,507,124 and 111,001,935 issued and outstanding at June 30, 2005 and December 31, 2004	128	111
Capital contributed in excess of par	1,383,570	1,130,034
Deferred compensation	(17,964)	(16,518)
Accumulated deficit	(341,485)	(229,380)
Accumulated other comprehensive loss	(14,370)	(14,288)

Total shareholders’ equity	1,009,879	869,959

Total liabilities and shareholders’ equity	$4,274,646	$3,951,847

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004

(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental income	$86,372	$53,623	$166,500	$98,499
Operating expense reimbursements	45,042	16,445	90,132	33,182
Interest and other income, net	1,810	1,026	2,474	1,890

Total revenues	133,224	71,094	259,106	133,571

Expenses:
Property operating expenses	65,561	27,574	130,816	50,554
Marketing, general and administrative	8,395	7,628	16,750	14,786
Broken deal costs	192	—	940	—
Outperformance plan—cash component	—	(83)	—	—
Outperformance plan—contingent restricted share component	—	(4,263)	—	(4,474)
Severance and related accelerated amortization of deferred compensation	4,503	—	4,503	1,857
Interest expense on mortgages and other debt	39,334	17,929	75,671	33,760
Depreciation and amortization	42,305	25,167	81,993	45,071

Total expenses	160,290	73,952	310,673	141,554

Loss before net loss on investments, minority interest and discontinued operations	(27,066)	(2,858)	(51,567)	(7,983)
Net loss on investments	(530)	(214)	(530)	(402)

Loss from continuing operations before minority interest	(27,596)	(3,072)	(52,097)	(8,385)
Minority interest	1,324	265	2,627	502

Loss from continuing operations	(26,272)	(2,807)	(49,470)	(7,883)

Discontinued operations:
Loss from operations, net of minority interest of $15, $100, $63 and $76 for the three and six months ended June 30, 2005 and 2004, respectively	(568)	(1,710)	(2,369)	(1,302)
Yield maintenance fees, net of minority interest of $3, $173, $3 and $173 for the three and six months ended June 30, 2005 and 2004, respectively	(120)	(2,937)	(120)	(2,937)
Net gains on disposals, net of minority interest of $48, $339, $123 and $363 for the three and six months ended June 30, 2005 and 2004, respectively	1,809	5,765	4,667	6,178

Income from discontinued operations	1,121	1,118	2,178	1,939

Net loss	$(25,151)	$(1,689)	$(47,292)	$(5,944)

Basic and diluted income (loss) per share:
From continuing operations	$(0.22)	$(0.03)	$(0.44)	$(0.08)
From discontinued operations	0.01	0.01	0.02	0.02

Total basic and diluted loss per share	$(0.21)	$(0.02)	$(0.42)	$(0.06)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(Unaudited and in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(47,292)	$(5,944)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	64,621	39,652
Minority interest	(2,570)	(388)
Amortization of intangible assets	17,703	6,469
Amortization of above - and below-market leases	(621)	615
Amortization of deferred financing costs	3,457	1,994
Amortization of deferred compensation	8,579	5,809
Non-cash component of Outperformance Plan	—	(4,474)
Non-cash compensation charge	221	209
Impairment charges	1,145	1,645
Net gain on sales of properties and lease terminations	(5,262)	(7,337)
Payments for lease terminations	448	682
Net loss on sales of investments	530	402
Leasing costs	(4,676)	(9,682)
Decrease (increase) in operating assets:
Tenant and other receivables, net	(14,969)	(5,459)
Prepaid expenses and other assets	1,806	(7,622)
Increase (decrease) in operating liabilities:
Accounts payable	(2,780)	(1,065)
Accrued expenses and other liabilities	(8,566)	274
Deferred revenue and tenant security deposits	50,094	49,752

Net cash provided by operating activities	61,868	65,532

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(332,561)	(846,264)
Capital expenditures and leasehold termination costs	(17,958)	(2,919)
Proceeds from sales of real estate	58,578	63,347
Sales of marketable investments	20,786	43,832
Purchases of marketable investments	(764)	(532)

Net cash used in investing activities	(271,919)	(742,536)

Cash flows from financing activities:
Repayments of mortgages, bridge notes payable and credit facilities	(380,225)	(110,783)
Increase in restricted cash	(20,533)	(11,871)
Proceeds from mortgages, bridge notes payable and credit facilities	454,500	693,664
Refunds (payments) of deferred financing costs	862	(7,216)
Proceeds from share issuances, net	244,172	7,025
Redemption of Operating Partnership units	(4,404)	—
Contributions by limited partners	353	—
Dividends and distributions	(61,429)	(57,511)

Net cash provided by financing activities	233,296	513,308

Increase (decrease) in cash and cash equivalents	23,245	(163,696)
Cash and cash equivalents, beginning of period	110,607	211,158

Cash and cash equivalents, end of period	$133,852	$47,462

Supplemental cash flow and non-cash information:
Cash paid for interest	$74,105	$33,999

Cash paid for income taxes	$24	$1,819

Operating Partnership units issued to acquire real estate	$—	$35,866

Liabilities assumed in the acquisition of real estate	$62,454	$—

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(1) The Company

American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 97.4% interest in the Operating Partnership as of June 30, 2005. There were 3,387,612 Operating Partnership units outstanding as of June 30, 2005, excluding Operating Partnership units held by the Company.

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

The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A., or their respective affiliates, represented the following percentages of total rental income for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Bank of America, N.A.	33.0%	39.3%	34.1%	36.2%
State Street Corporation	19.6%	22.8%	20.2%	28.6%
Wachovia Bank, N.A.	15.3%	13.1%	15.8%	13.1%

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

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(b) Principles of Consolidation

The Company consolidates its accounts and the accounts of the majority-owned and controlled Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. The Operating Partnership holds and consolidates its majority or controlling interests in the partnerships that own 123 S. Broad Street in Philadelphia, PA, State Street Financial Center in Boston, MA and 801 Market Street in Philadelphia, PA and reflects the remaining ownership interests within minority interest.

All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” to replace Interpretation No. 46 (FIN 46) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company has adopted FIN 46R and analyzed the applicability of this interpretation to its structures. The Company acquired an interest in one variable interest entity during the six months ended June 2003 and includes the accounts of this entity in the consolidated financial statements as the Company is the primary beneficiary of this entity.

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

(e) Real Estate Investments

The Company records acquired real estate at cost. Depreciation is computed using the straightline method over the estimated useful life of 40 years for buildings, 5 to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repairs expenditures are charged to expense as incurred.

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

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

Intangible assets and acquired lease obligations consist of the following:

	June 30, 2005	December 31, 2004
Intangible assets:
In-place leases, net of accumulated amortization of $23,946 and $12,295	$288,821	$254,771
Customer relationships, net of accumulated amortization of $14,796 and $9,494	341,757	318,244
Above-market leases, net of accumulated amortization of $5,975 and $4,113	22,202	21,553
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $31 and $153	(3,286)	(4,927)

Total intangible assets	$650,194	$590,341

Intangible liabilities:
Below-market leases, net of accumulated amortization of $6,083 and $3,502	$68,611	$60,812
Amounts related to liabilities held for sale, net of accumulated amortization of $0 and $106	—	(1,580)

Total intangible liabilities	$68,611	$59,232

(h) Accounting for Derivative Financial Investments and Hedging Activities

The Company uses derivatives to hedge, fix and cap interest rate risk and accounts for its derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. Cash flow hedges that are considered highly effective are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts are reclassified from other comprehensive income to the statements of operations in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133.

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

(i) Comprehensive Income (Loss)

Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. Unrealized gains and losses on derivatives are amortized into interest expense in the consolidated statements of operations over the life of the underlying debt. Comprehensive loss, net of minority interest, was $25,479 and $1,346 for the three months ended June 30, 2005 and 2004, respectively and $47,375 and $4,980 for the six months ended June 30, 2005 and 2004, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(25,151)	$(1,689)	$(47,292)	$(5,944)
Add: Total share-based employee compensation expense included in net loss	5,814	(1,905)	8,579	1,335
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	6,228	(1,355)	9,471	2,461

Pro forma net loss	$(25,565)	$(2,239)	$(48,184)	$(7,070)

Basic and diluted loss per share—as reported	$(0.21)	$(0.02)	$(0.42)	$(0.06)

Basic and diluted loss per share—pro forma	$(0.21)	$(0.02)	$(0.42)	$(0.07)

The Securities and Exchange Commission’s (SEC) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulleting No. 107, “Share-Based Payment” (SAB No. 107) in response to frequently asked questions and to provide the SEC staff’s views regarding the application of SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123(R)), issued in December 2004. SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the financial statements filed with the SEC.

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

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

The SEC deferred the effective date for SFAS No. 123(R) for public companies to the first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at June 30, 2005, compensation expense related to stock option awards will be approximately $120 and $6 for the years ending December 31, 2006 and 2007, respectively.

(l) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154), which replaces APB Opinion No. 20, “Accounting Changes” (APB Opinion No. 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, rather than the previous requirement under APB Opinion No. 20 that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material effect on the Company’s financial position or results of operations.

In June 2005, the Emerging Issues Task Force (EITF) ratified Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF Issue No. 04-5), which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general-partner control would be overcome only when the limited partners have either of two types of rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF Issue No. 04-5 is effective after June 29, 2005, for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF Issue No. 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 will not have a material effect on the Company’s financial position or results of operations.

In June 2005, the EITF ratified Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’” (EITF Issue No. 05-2). EITF Issue No. 05-2 retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered “conventional” for purposes of applying that exception. In addition, convertible preferred stock with a mandatory redemption date that is more akin to debt than to equity may qualify for the conventional convertible debt instrument exception. EITF Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-2 will not have a material effect on the Company’s financial position or results of operations.

In June 2005, the EITF ratified Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (EITF Issue No. 05-6), which requires that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals at the lessee’s option determined to be reasonably assured at the date of the business combination. Significant leasehold improvements acquired well after the lease commencement date would similarly be amortized over the lesser of the useful life of the assets or a term that includes renewals determined to be reasonably assured at the date the leasehold improvements are acquired. EITF Issue No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-6 will not have a material effect on the Company’s financial position or results of operations.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(3) Acquisitions and Dispositions

During the six months ended June 30, 2005 and 2004, the Company acquired 178 and 25 properties, respectively. The following table presents the allocation of the net assets acquired and liabilities assumed during the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Real estate investments, at cost:
Land	$39,887	$90,272
Buildings	239,986	373,127
Equipment and fixtures	38,165	76,791
Initial tenant improvements	29,493	77,649
Leasehold interests, net	(524)	—

	347,007	617,839
Intangibles:
In-place leases	49,342	65,850
Customer relationships	29,023	180,519
Above-market lease assets	2,577	—
Below-market lease liabilities	(12,626)	—

	68,316	246,369

	415,323	—
Mortgage notes assumed, at fair value	62,355	—
Liabilities assumed	99	—
Operating Partnership units issued	—	35,866

Cash paid	$352,869	$828,342

The following table presents information regarding property acquisitions completed during the six months ended June 30, 2005:

Seller / Property Name	Date of Acquisition	Number of Buildings	Cash Paid (1)
Koll Development Company, LLC	January 21, 2005	3	89,224
National City Bank Building	January 28, 2005	1	9,506
Bank of America – West (Las Vegas)	March 15, 2005	1	23,975
One Montgomery Street, San Francisco, CA	April 8, 2005	1	17,983
801 Market Street, Philadelphia, PA	April 20, 2005	1	22,706
Bank of Oklahoma	May 24, 2005	1	20,298
First Charter Bank	May 27, 2005	1	558
Regions Bank	June 15, 2005	111	111,645
Charter One Bank	June 2005	33	38,378
Bank of America Formulated Price Contracts	Various	2	2,700
Wachovia Bank Formulated Price Contracts	Various	23	15,896

		178	$352,869

(1)	Includes all acquisition costs and value of acquired intangible assets and liabilities.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

The following table presents the unaudited pro forma information as if the acquisitions during the three and six months ended June 30, 2005 had been consummated on January 1, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pro forma revenues	$138,919	$80,554	$275,278	$158,363

Pro forma loss from continuing operations	$(26,076)	$(3,150)	$(49,658)	$(9,466)

Basic and diluted pro forma loss per share from continuing operations	$(0.22)	$(0.03)	$(0.44)	$(0.10)

The following table presents information regarding property dispositions completed during the six months ended June 30, 2005:

	Number of Buildings	Sale Proceeds	Gain(1)
Transactions during the six months ended June 30, 2005	67	$58,620	$4,667

(1)	Net of minority interest.

(4) Indebtedness

The Company had four types of financings in place as of June 30, 2005 and December 31, 2004, which include mortgage notes payable, a secured credit facility, convertible senior notes, and an unsecured credit facility. The weighted average effective interest rate on these borrowings was 5.42% and 5.58% for the three months ended June 30, 2005 and 2004, respectively and 5.35% and 5.43% for the six months ended June 30, 2005 and 2004, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $2,931,498 and $2,710,911 as of June 30, 2005 and December 31, 2004, respectively.

The Company’s secured financing agreements contain various financial and non-financial covenants customarily found in these types of agreements, as well as a requirement that certain individual properties or property portfolios maintain a minimum debt service coverage ratio, as defined, typically of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. The lender related to the secured credit facility has the right to reassess the ratio from time to time and may require the Company to pledge additional collateral or repay a portion of the principal outstanding under this facility.

The unsecured credit facility also contains customary financial covenants including a minimum debt service coverage ratio for the Company as a whole of 1.2 to 1.0 and maximum levels of indebtedness as a percentage of the Company’s total assets, as defined in the agreement for the unsecured facility, of 70%. During the three months ended June 30, 2005, the Company’s covenant obligations under the unsecured facility were modified to maintain the existing covenants through the term of the agreement.

As of June 30, 2005 and December 31, 2004, the Company was in compliance with all such covenants.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(a) Mortgage notes payable

The following is a summary of mortgage notes payable as of June 30, 2005 and December 31, 2004:

	Encumbered Properties	Balance	Interest Rates	Maturity Dates
Fixed-rate mortgages	702	$2,356,861	4.0% to 8.8%	May 2006 to June 2024
Variable-rate mortgages	9	56,544	4.7% to 5.6%	Aug. 2013 to Nov. 2023

Total mortgage notes payable	711	2,413,405

Unamortized debt premium		3,165
Mortgage notes payable related to assets held for sale		—

Balance, June 30, 2005		$2,416,570

Fixed-rate mortgages	356	$1,582,185	4.0% to 8.8%	May 2006 to Dec. 2023
Variable-rate mortgages	144	425,041	3.6% to 4.7%	Oct. 2011 to June 2024

Total mortgage notes payable	500	2,007,226

Unamortized debt premium		3,208
Mortgage notes payable related to assets held for sale		(1,880)

Balance, December 31, 2004		$2,008,554

(b) Secured credit facility

The Company entered into a secured credit facility in July 2003. During the year ended December 31, 2004, the Company negotiated a temporary increase in the maximum amount available under this facility from $300,000 to $400,000, through March 30, 2005. The maximum available under this facility was $300,000 and $400,000 at June 30, 2005 and December 31, 2004, respectively. Advances under this facility must be repaid within 18 months of the date of the borrowing. Advances are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility has a term of three years, expiring in August 2006, and bears interest at a rate of LIBOR plus either (i) with respect to conduit properties, 1.75%, or (ii) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being financed by the proceeds of the specific advance. The Company paid a fee of 1.25% of the total initial availability in connection with this facility. From February 1, 2005 to March 3, 2005, the interest rate on this facility was temporarily reduced to LIBOR in anticipation of the repayment of the outstanding advances with the proceeds of a long-term financing.

As of December 31, 2004, the Company had $270,000 of advances outstanding under this facility, secured by 236 properties in the portfolio acquired from Bank of America, N.A. in October 2004, with an interest rate of LIBOR plus 1.50% (3.89% at December 31, 2004). On March 4, 2005, the Company fully repaid the advances then outstanding on the facility and had no advances outstanding under this facility at June 30, 2005.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

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

The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. As of June 30, 2005 and December 31, 2004, the conversion price per share was $17.79 and $17.82, respectively. On June 24, 2005, the Company declared a dividend of $0.27 and immediately after the record date of July 4, 2005, the conversion price per share was adjusted to $17.77.

In October 2004, the EITF ratified the proposed guidance in Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share.” This Issue requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share using the if-converted method, regardless of whether the contingency has been met. In response to this Issue, the Company entered into a Second Supplemental Indenture to the original Indenture for the convertible senior notes pursuant to which it irrevocably elected to satisfy the conversion obligation with respect to the principal amount of any notes surrendered for conversion with cash and with respect to any excess over the principal amount of any notes surrendered for conversion with cash or common shares. Therefore, Issue No. 04-8 requires the Company to include in its calculation of fully diluted earnings per share only those common shares issuable in satisfaction of the aggregate conversion obligation as defined in the Indenture in excess of the aggregate principal amount of notes outstanding. The inclusion of any such shares would cause a reduction in the Company’s fully diluted earnings per share for any periods in which such shares are included. Volatility in the Company’s share price could cause such common shares to be included in the Company’s fully diluted earnings per share calculation in one quarter and not in a subsequent quarter, thereby increasing the volatility of the Company’s fully diluted earnings per share. Under Issue No. 04-8, no shares have been included in the calculation of earnings per share for the three and six months ended June 30, 2005 and 2004, respectively.

(d) Unsecured Credit Facility

The Company maintains a $60,000 unsecured credit facility, established in September 2004. This facility has an initial term of two years and bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.00%. If the Company designates the advance as a Basic Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1%, or (ii) the Federal Funds Rate plus 1.50%.

The unsecured credit facility maintains a $60,000 sub-limit for letters of credit, increased from $50,000 during the three months ended June 30, 2005. As of June 30, 2005, the Company had $49,547 of letters of credit outstanding and no advances under this facility. As of December 31, 2004, the Company had $21,862 of letters of credit outstanding and no advances under this facility.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(5) Derivative Instruments and Other Financing Arrangements

In connection with the sale of a 30% minority interest in State Street Financial Center in December 2004, the Company agreed to cap the minority interest purchaser’s maximum interest rate at 4.28% as it relates to the portion of the $50,000 of mezzanine debt assumed by the minority interest purchaser for a five-year period. Therefore, all interest expense over 4.28% is the Company’s responsibility. The mezzanine debt bears interest at a rate of LIBOR plus 1.83%. The Company determined the initial fair value of this interest rate cap liability to be $1,150 and recorded it as a reduction of the gain recognized as a result of the minority interest disposition. The Company intends to prepay the mezzanine debt in October 2006 and obtain new financing, however the Company’s obligation to cap the rate on the new debt will continue for the five year period. As of December 31, 2004, the Company had a liability of $1,150 related to this agreement. In June 2005, the Company purchased an interest rate cap for $1,060 to effectively hedge the risk associated with the cap the Company had provided to the minority interest purchaser. As of June 30, 2005, the fair value of the asset related to the purchased cap and the liability associated with the given cap were both $1,022. Changes in the fair value of this asset and liability are included in interest expense in the consolidated statement of operations.

In June 2005, the Company entered into a forward-starting interest rate swap with an aggregate notional amount of $175,000. This derivative was designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the $190,000 of financing for the acquisition of a 700,000 square foot office complex located in California, which we acquired in August 2005. As of June 30, 2005, this derivative was determined to be highly effective and the fair value of this derivative of $1,233 was classified as a liability with a corresponding offset to accumulated other comprehensive income (loss). The financing was completed in August 2005. The effect of the increase in market rates since June 30, 2005 resulted in the Company receiving from the counter party $4,771 from the net cash settlement of this derivative position in August 2005. The Company will account for these proceeds in accumulated other comprehensive income (loss) and reclassify it to interest expense over the term of the mortgage payable.

Since February 2003, the Company has been entering into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. Since February 2003, the Company has incurred losses aggregating $16,235 relating to terminating these agreements in connection with the closing of the respective financings. These losses have been recorded in other comprehensive income. The largest loss incurred of $12,895 was related to the derivative associated with the financing of the Bank of America, N.A. portfolio acquired in June 2003. During the three months ended June 30, 2005 and 2004, the Company reclassified approximately $423 and $403 of accumulated other comprehensive income (loss) to interest expense, respectively. During the six months ended June 30, 2005 and 2004, the Company reclassified approximately $836 and $807 of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $1,685 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

(6) Shareholders’ Equity

In May 2003, the Company’s board of trustees approved the 2003 Outperformance Plan (OPP). The OPP is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the OPP consist of annual cash awards and a three year restricted share award. Award amounts determined under the OPP represent a percentage of the value created for shareholders in excess of established performance thresholds. The OPP is a three-year plan with an effective date of January 1, 2003. The aggregate amount of the award will be determined at the end of the three-year term on January 1, 2006. The restricted share portion of a participant’s reward will vest in three equal annual installments beginning on the later of January 1, 2005 or the second anniversary of the commencement of employment. The Company measures and records compensation expense over the service period in accordance with the provisions of APB No. 25 and FASB Interpretation No. 28 based upon an interim estimate of the reward. Due to variable plan accounting, during the three months ended June 30, 2004, the Company reversed $83 of expense, which was recorded during the three months ended March 31, 2005, related to the cash component of the OPP and reversed $4,263 of expense related to the restricted stock component of the OPP, which was recorded during the year ended December 31, 2003. During the six months ended June 30, 2004, the Company reversed $4,474 of expense related to the restricted stock component of the OPP, which was recorded during the year ended December 31, 2003. No expense related to the OPP was recorded during the three and six months ended June 30, 2005.

On March 23, 2005, the Company declared and accrued a dividend to shareholders and a distribution to Operating Partnership unitholders. The Company paid a dividend of $0.27 per common share, totaling $30,116, on April 18, 2005 to shareholders of record as of April 4, 2005. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $915.

On May 9, 2005, the Company closed an underwritten public offering of 16,750,000 common shares of beneficial interest and granted the underwriters in the offering the right to purchase up to 2,512,500 additional common shares to cover any over-allotments. The aggregate net proceeds from this offering (after underwriting discounts and commissions and other offering costs) were approximately $242,664. The Company used the aggregate net proceeds to acquire additional properties, as described in the prospectus relating to the offering, and for general corporate purposes.

On June 24, 2005, the Company declared a dividend to shareholders and a distribution to Operating Partnership unitholders. The Company paid a dividend of $0.27 per common share, totaling $34,697, on July 15, 2005 to shareholders of record as of July 4, 2005. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $915.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

During the six months ended June 30, 2005, the Company issued 598,459 restricted common shares, net of forfeitures, to employees, executive officers and board trustees. These grants, valued at $9,433, are amortized to expense over the service period which is generally over a four-year period. Pursuant to the employment agreements of two executive officers, the Company accelerated the unamortized portion of restricted stock grants and incurred a related charge of $3,026 in connection with their separation during the three and six months ended June 30, 2005.

(7) Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2005 and 2004:

	Basic and Diluted Three Months Ended June 30,		Basic and Diluted Six Months Ended June 30,
	2005	2004	2005	2004
Loss from continuing operations	$(26,272)	$(2,807)	$(49,470)	$(7,883)
Less: Dividends on unvested restricted share awards	(375)	(512)	(814)	(1,049)

Loss from continuing operations	$(26,647)	$(3,319)	$(50,284)	$(8,932)

Income from discontinued operations	$1,121	$1,118	$2,178	$1,939

Total weighted average common shares outstanding	119,779,660	107,658,324	114,803,657	107,155,535

Loss per share from continuing operations	$(0.22)	$(0.03)	$(0.44)	$(0.08)

Income per share from discontinued operations	$0.01	$0.01	$0.02	$0.02

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Share options	665,832	643,522	660,242	808,227
Unvested restricted shares(1)	260,542	529,836	514,238	909,460
Operating Partnership units	3,387,757	6,594,214	3,498,653	6,191,587

Total shares excluded from diluted loss per share	4,314,131	7,767,572	4,673,133	7,909,274

(1)	Excludes shares issuable under the OPP because no shares were contingently issuable under the OPP for the three and six months ended June 30, 2005 and 2004.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(8) Discontinued Operations and Assets Held for Sale

During the three and six months ended June 30, 2005, the Company sold 13 and 19 properties, in separate transactions, and 11 and 48 properties in bulk transactions, for net sales proceeds of $25,269 and $58,620, respectively. The sales transactions resulted in a net gain of approximately $1,809 and $4,667, after minority interest of $48 and $123 for the three and six months ended June 30, 2005, respectively. The Company generally disposes of properties within its taxable REIT subsidiary. An income tax provision was not required for the three and six months ended June 30, 2005.

During the three and six months ended June 30, 2004, the Company sold 16 and 23 properties, in separate transactions, for net sales proceeds of $57,843 and $63,246, respectively. The sales transactions resulted in a net gain of approximately $5,765 and $6,178, net of minority interest of $339 and $363 for the three and six months ended June 30, 2004, respectively. The Company generally disposes of properties within its taxable REIT subsidiary. An income tax provision was not required for the three and six months ended June 30, 2004.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company had classified 55 and 64 properties as held for sale as of June 30, 2005 and December 31, 2004, respectively. The following table summarizes information for these properties:

	June 30, 2005	December 31, 2004
Assets held for sale:
Real estate investments, at cost:
Land	$6,797	$16,105
Buildings	33,548	66,071
Equipment and fixtures	5,435	12,855

Total real estate investments, at cost	45,780	95,031
Less accumulated depreciation	(283)	(2,502)

	45,497	92,529
Intangible assets, net	3,286	4,927
Other assets, net	782	4,371

Total assets held for sale	49,565	101,827

Liabilities related to assets held for sale:
Mortgage notes payable	—	1,880
Accrued expenses	1,646	3,979
Deferred revenue	11	445
Tenant security deposits	28	88
Below-market lease liabilities, net	—	1,580

Total liabilities related to assets held for sale	1,685	7,972

Net assets held for sale	$47,880	$93,855

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

The following operating results of the properties held for sale as of June 30, 2005 and December 31, 2004 and the properties sold during the three and six months ended June 30, 2005 and 2004 are included in discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating results:
Revenues	$1,226	$3,010	$3,570	$6,605
Operating expenses	1,552	2,619	4,433	5,173
Impairment loss	98	1,639	1,039	1,645
Interest expense	23	135	249	171
Depreciation and amortization	136	427	281	994

Loss from operations before minority interest	(583)	(1,810)	(2,432)	(1,378)
Minority interest	15	100	63	76

Loss from operations, net	(568)	(1,710)	(2,369)	(1,302)

Yield maintenance fees	(123)	(3,110)	(123)	(3,110)
Minority interest	3	173	3	173

Yield maintenance fees, net	(120)	(2,937)	(120)	(2,937)

Gain on disposals, net of income taxes	1,857	6,104	4,790	6,541
Minority interest	(48)	(339)	(123)	(363)

Gain on disposals, net	1,809	5,765	4,667	6,178

Income from discontinued operations	$1,121	$1,118	$2,178	$1,939

Discontinued operations have not been segregated in the consolidated statements of cash flows.

(9) Subsequent Events

On August 5, 2005, the Company acquired a three-building Class A office complex aggregating more than 700,000 square feet on approximately 64 acres from a financial institution for an aggregate purchase price of approximately $284,200, including estimated internal and external transaction-related expenses. This property, located in Novato, California, is the national headquarters for Fireman’s Fund Insurance Company. Fireman’s Fund, which is rated “A” by Standard & Poor’s, will continue to lease 100% of this property on a net lease basis through November 2018. The Company financed the transaction with funds generated from its recent equity offering and approximately $190,688 million in secured indebtedness, which bears interest at a fixed rate of 5.55% (5.27%, net of hedging activities) and amortizes to $155,486 at the anticipated maturity date of October 1, 2015.

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

Forward Looking Statements

The following discussion includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, reflecting information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. These forward-looking statements are subject to risks and uncertainties. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our projected operating results;

•	our ability to identify and complete additional property acquisitions;

•	our ability to profitably dispose of non-core assets;

•	our ability to complete pending property acquisitions and the estimated timing of the closings of such acquisitions;

•	our ability to finance and complete acquisitions under our formulated price contracts;

•	our ability to obtain future financing;

•	our ability to lease-up assumed leasehold interests above the leasehold liability obligation;

•	estimates relating to our future dividends;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our products, operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in our Post-Effective Amendment No. 2 on Form S-3 (Registration No. 333-119602), as filed with the Securities and Exchange Commission on May 26, 2005.

When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We were formed as a self-administered, self-managed Maryland real estate investment trust, or REIT, on May 23, 2002, and commenced operations on September 10, 2002. We are focused primarily on acquiring and operating properties leased to regulated financial institutions. As banks continue to divest their corporate real estate, we believe that our contractual relationships, growing visibility within the banking industry and flexible acquisition and lease structures position us for continued growth. We seek to lease our properties to banks, financial institutions and other tenants, generally using long-term triple net or bond net leases, resulting in stable risk-adjusted returns on our capital.

Our business plan focus is to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that our strategy gives us a competitive advantage over traditional real estate companies in acquiring real estate owned by banks and other financial institutions. We also believe that our recent transactions involving Bank of America, N.A., Wachovia Bank, N.A., Citizens Financial Group, Inc. and Regions Financial Corporation demonstrate our ability to cultivate and maintain mutually beneficial relationships with leading financial institutions.

As of June 30, 2005, we owned or held leasehold interests in 1,066 properties located in 38 states and Washington, D.C., including 579 bank branches and 487 office buildings, containing an aggregate of approximately 36.5 million rentable square feet. During the three months ended June 30, 2005, we acquired interests in 158 properties, containing an aggregate of approximately 4.2 million square feet, for an aggregate purchase price of $280.5 million. During the six months ended June 30, 2005, our acquisitions totalled 178 properties comprising an aggregate of approximately 5.1 million square feet with a total purchase price of $415.3 million.

In May 2005, we completed a public offering of 16,750,000 common shares and received proceeds of $242.6 million, net of offering costs. Using the proceeds from this offering, in the second quarter, we acquired (i) a portfolio of 111 properties, containing an aggregate of approximately 3.0 million square feet, from Regions Financial Corporation and certain affiliates for a purchase price of $111.6 million, (ii) a portfolio of 33 properties, containing approximately 537,000 square feet, from Charter One bank, a subsidiary of Citizens Financial Group, Inc. for a purchase price of $38.4 million and (iii) Bank of Oklahoma Plaza, an approximately 234,000 square foot office building in Oklahoma City, Oklahoma for an aggregate purchase price of $20.3 million. Both Regions Bank and Charter One Bank will lease-back more than 30% of the acquired square feet on a long-term basis of 15 and 7 years, respectively.

In April 2005, before the completion of the public offering, we also purchased, in separate transactions, an office building in San Francisco and a majority ownership in an office building in Philadelphia for a purchase price of $37.3 million and $65.7 million, respectively. We financed these two purchases with cash on hand and the assumption of mortgage notes payable in the amount of $19.0 million at a fixed rate of 8.3% and $42.9 million at a fixed rate of 6.2% on the San Francisco and Philadelphia properties, respectively.

During the three months ended June 30, 2005, we sold 24 non-core properties, and disposed of one leasehold interest, aggregating approximately 635,000 square feet, for net proceeds of $24.7 million. These dispositions resulted in a net gain on sale of $1.8 million, net of impairments. Approximately 319,000 square feet or 50% of the disposed space was vacant or soon to be vacant at the time of sale. For the six months ended June 30, 2005, we disposed of over 1.4 million square feet in non-core properties for net proceeds of $57.7 million and recognized gains, net of property impairments, of $3.8 million.

Summarized in the table below are our key portfolio metrics, each of which decreased, principally reflecting the impact of the Regions and Charter One portfolio acquisitions completed at the end of the quarter. The Regions and Charter One portfolios, at acquisition, had an average occupancy rate below that of our existing portfolio and in-place leases to non-financial institutions at lower than average lease terms. We acquired the Regions and Charter One portfolios to, in the long-term, increase occupancy and foster relationships with large financial institutions as anchor tenants. Over the next six months, we expect that through the lease-up of core properties and the disposal of non-core properties our occupancy will increase. However, we expect that other key portfolio metrics will decrease as we lease-up core properties to other non-bank tenants.

	June 30, 2005	March 31, 2005
Occupancy	87.7%	88.3%
% base revenue from financial institutions	87.0%	88.1%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	85.0%	85.9%
% base revenue from net leases(1)	82.8%	89.0%
Average remaining lease term (years)	13.6	14.5

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect, will be reached in the near future.

We intend to continue our strategy of acquiring high quality properties through a combination of sale leaseback transactions, specifically tailored transactions, landlord of choice transactions and through our formulated price contracts, and to finance our acquisitions with a combination of equity and debt. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout the banking industry, which we expect will lead to further acquisition opportunities. We will also continue to dispose of non-core properties that do not meet our continuing portfolio objectives.

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

Depreciation is computed using the straightline method over the estimated useful life of up to 40 years for buildings and improvements, five to ten years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

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

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straightline method over the estimated life of 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements.

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

Accounting for Derivative Financial Investments and Hedging Activities

We use derivatives to hedge, fix and cap interest rate risk and we account for our derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. Cash flow hedges that are considered highly effective are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts are reclassified from other comprehensive income to the income statements in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133.

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

Recent Accounting Pronouncements

The Securities and Exchange Commission’s (SEC) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulleting No. 107, “Share-Based Payment” (SAB No. 107) in response to frequently asked questions and to provide the SEC staff’s views regarding the application of SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123(R)), issued in December 2004. SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the financial statements filed with the SEC.

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

The SEC deferred the effective date for SFAS No. 123(R) for public companies to the first annual period beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at June 30, 2005, compensation expense related to stock option awards will be approximately $120 and $6 for the years ending December 31, 2006 and 2007, respectively.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154), which replaces APB Opinion No. 20, “Accounting Changes,” (APB No. 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” and changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, rather than previously requirement under APB No. 20 that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material effect on our financial position or results of operations.

In June 2005, the Emerging Issues Task Force (EITF) ratified Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF Issue No. 04-5), which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general-partner control would be overcome only when the limited partners have either of two types of rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF Issue No. 04-5 is effective after June 29, 2005, for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF Issue No. 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 will not have a material effect on our financial position or results of operations.

In June 2005, the EITF ratified Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’” (EITF Issue No. 05-2). EITF Issue No. 05-2 retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered “conventional” for purposes of applying that exception. In addition, convertible preferred stock with a mandatory redemption date that is more akin to debt than to equity may qualify for the conventional convertible debt instrument exception. EITF Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-2 will not have a material effect on our financial position or results of operations.

In June 2005, the EITF ratified Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (EITF Issue No. 05-6), which requires that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals at the lessee’s option determined to be reasonably assured at the date of the business combination. Significant leasehold improvements acquired well after the lease commencement date would similarly be amortized over the lesser of the useful life of the assets or a term that includes renewals determined to be reasonably assured at the date the leasehold improvements are acquired. EITF Issue No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-6 will not have a material effect on our financial position or results of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

The following comparison of our results of operations for the three months ended June 30, 2005 to the three months ended June 30, 2004, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at April 1, 2004 and still owned by us at June 30, 2005, excluding assets held for sale at June 30, 2005 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from April 1, 2004 through June 30, 2005. Acquisitions include 215 Fremont Street and Harborside, 101 Independence Center, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Bank of America, N.A. portfolio acquired in October 2004, the three office buildings acquired from Koll Development Company, LLC, the National City Bank Building, Bank of America – West (Las Vegas), One Montgomery Street in San Francisco, 801 Market Street in Philadelphia, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio and properties acquired under our formulated price contracts.

Net Loss

Net loss increased approximately $23.5 million to approximately $25.2 million for the three months ended June 30, 2005, from approximately $1.7 million for the three months ended June 30, 2004. This increase was primarily attributable to approximately (i) $9.1 million of depreciation and amortization, partially offset by the net operating income and interest expense of Acquisitions, (ii) $5.5 million of interest expense on our convertible senior notes issued in July and October 2004, (iii) a charge during the three months ended June 30, 2005 of approximately $4.5 million relating to severance and accelerated amortization of deferred compensation resulting from the separation of two executive officers, (iv) $4.3 million reversal of expense during the three months ended June 30, 2004 related to the contingent restricted share component of our Outperformance Plan due to variable plan accounting adjustments, (v) $0.7 million decrease in net income related to the Same Store, primarily as a result of new financings and variable to fixed interest rate changes (vi) $0.8 million in additional marketing, general and administrative expenses related to the investigation of European expansion opportunities, insurance premiums, travel and professional fees, (vii) $0.3 million additional net loss on investments and (viii) $0.2 million of broken deal costs associated with our decision not to pursue transactions that had become too price competitive. These items were partially offset by approximately (i) $1.1 million increase in minority interest due to the increase in net loss and (ii) $0.8 million increase in interest and other income associated with interest earned on the proceeds from the public offering completed in May 2005.

Revenues

Rental income increased approximately $32.8 million, or 61.2%, to approximately $86.4 million for the three months ended June 30, 2005, from approximately $53.6 million for the three months ended June 30, 2004. Operating expense reimbursements increased approximately $28.6 million, or 174.4%, to approximately $45.0 million for the three months ended June 30, 2005, from approximately $16.4 million for the three months ended June 30, 2004. These increases were primarily attributable to revenues associated with Acquisitions.

Rental income and operating expense reimbursements for the three months ended June 30, 2005 increased approximately $3.1 million and $1.2 million, respectively, on the Same Store, specifically in the Dana Commercial Credit portfolio as a result of Bank of America, N.A.’s return of approximately 654,000 square feet in June 2004. The lease agreement allows Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009, and 2015. Prior to June 2004, Bank of America, N.A. paid rent on the returned space and directly collected the rent from its third party tenants. The return of the space does not reduce the amount of Bank of America, N.A.’s contractual rent obligations; however, the agreement allows us to directly collect third party rents. As a result, in June 2004, in addition to the income we already receive from Bank of America, N.A. for the properties, we also began collecting rental income and operating expense reimbursements directly from subtenants that occupy a portion of the returned space and from Bank of America, N.A. directly for certain space that it decided to retain.

Rental income on the Same Store increased as a result of lease-up across all the properties, particularly properties acquired under our formulated price contracts. Rental income on the Bank of America, N.A. portfolio we acquired in June 2003, increased due to the accelerated amortization of the market lease liability associated with an early lease termination by a non-bank third party tenant, initiated by the tenant due to its financial instability. This was partially offset by the effect of Bank of America, N.A.’s June 2004 return of approximately 413,000 square feet of space in this portfolio. This occupancy reduction did not have an effect on operating expense reimbursements because Bank of America, N.A. was not obligated to reimburse for operating expenses associated with this returned space.

The July 2004 completion of the lease on the parking garage at State Street Financial Center also contributed to the increase in Same Store rental income. The increase in operating expense reimbursements on the Same Store is also related to State Street Financial Center. The minimum annual rent on State Street Financial Center includes operating expenses on the building up to a specified limit, over which the reimbursement from the tenant is required. Increased expenses at State Street Financial Center, primarily related to real estate taxes, resulted in increased operating expense reimbursements on this building during the three months ended June 30, 2005 compared to the same period in 2004.

The following table summarizes our rental income and operating expense reimbursements for the three months ended June 30, 2005 and 2004 (amounts are in thousands):

	Rental Income Three Months Ended June 30,		Operating Expense Reimbursements Three Months Ended June 30,
	2005	2004	2005	2004
Same Store	$56,536	$53,403	$17,661	$16,431
Acquisitions	29,836	220	27,381	14

	$86,372	$53,623	$45,042	$16,445

Expenses

Property operating expenses increased approximately $38.0 million, or 137.7%, to approximately $65.6 million for the three months ended June 30, 2005, from approximately $27.6 million for the three months ended June 30, 2004. This increase was due primarily to expenses associated with Acquisitions.

The decrease in property operating expenses in the Same Store primarily relates to the effect of new national janitorial and landscaping contracts, which have resulted in lower expenses in the Bank of America, N.A. portfolio acquired in June 2003 and a decrease in rent expense related to the expiration or termination of six leasehold interests, originally assumed from Citibank. These decreases in Same Store operating expenses are partially offset by the return, in June 2004, by Bank of America, N.A. of approximately 654,000 square feet in the Dana Commercial Credit portfolio. As a result, property operating expenses increased because we began paying the operating expenses directly for the returned space and also receiving operating expense reimbursement from Bank of America, N.A. and certain other tenants who lease a portion of the space. In addition, the decrease in Same Store property operating expenses was also partially offset by the increase in real estate taxes at State Street Financial Center. Same Store property operating expenses decreased, while operating expense reimbursements increased due to the timing of obtaining expenses and determining tenant reimbursement obligations on acquired properties, particularly large portfolio acquisitions such as the Bank of America, N.A. portfolio acquired in June 2003.

The following table summarizes property operating expenses for the three months ended June 30, 2005 and 2004 (amounts are in thousands):

	Property Operating Expenses Three Months Ended June 30,
	2005	2004
Same Store	$27,008	$27,274
Acquisitions	38,553	300

	$65,561	$27,574

Marketing, general and administrative expenses increased approximately $0.8 million, or 10.5%, to approximately $8.4 million for the three months ended June 30, 2005, from approximately $7.6 million for the three months ended June 30, 2004. Of this increase, approximately $0.4 million relates to the costs associated with the investigation of European expansion opportunities. The increase in marketing, general and administrative expense is also attributable to $0.3 million related to insurance premiums, professional fees and travel related expenses. These increases are net of the capitalization of certain leasing and construction-related costs which we did not capitalize during the three months ended June 30, 2004. The decrease of marketing, general and administrative expenses as a percentage of total revenues to 6.3% for the three months ended June 30, 2005, from 10.7% for the three months ended June 30, 2004 is largely attributable to the increase in rental income and operating expense reimbursements, resulting from new acquisitions.

Interest expense on mortgage notes and other debt increased approximately $21.4 million, or 120.0%, to approximately $39.3 million for the three months ended June 30, 2005, from approximately $17.9 million for the three months ended June 30, 2004. This increase is primarily the result of new debt secured by Acquisitions and our convertible senior notes issued in July 2004 and October 2004. The increase in interest expense associated with the Same Store is a result of new debt and interest rates on mortgage note obligations, converting from a variable rate to a fixed rate after the quarter ended June 30, 2004. For instance, in September 2004, the $520.0 million mortgage note payable secured by State Street Financial Center converted from a variable rate of LIBOR plus 1.25% to a fixed rate of 5.79% and we obtained an additional $50.0 mezzanine note at a variable rate of LIBOR plus 1.83%. In addition, in April 2004, we obtained a $63.0 million mortgage note payable, which converted from a variable rate of LIBOR plus 1.5% to a fixed rate of 4.55% in July 2004. These increases in debt and interest rates were partially offset by lower interest expense on other properties in the Same Store as a result of contractual debt amortization and the early extinguishment of debt of approximately $43.7 million.

The following table summarizes our interest expense for the three months ended June 30, 2005 and 2004 (amounts are in thousands):

	Interest Expense Three Months Ended June 30,
	2005	2004
Same Store	$22,007	$17,929
Acquisitions	11,861	—
Convertible senior notes and unsecured credit facility	5,466	—

	$39,334	$17,929

Depreciation and amortization expense increased approximately $17.1 million, or 67.9%, to approximately $42.3 million for the three months ended June 30, 2005, from approximately $25.2 million for the three months ended June 30, 2004. This increase was primarily due to depreciation and amortization expense associated with Acquisitions. The increase in depreciation and amortization related to the Same Store is related to additional capital and tenant improvements and the accelerated amortization of intangibles related to an early lease termination, initiated by the tenant due to its financial instability.

The following table summarizes depreciation and amortization expense for the three months ended June 30, 2005 and 2004 (amounts are in thousands):

	Depreciation and Amortization Expense Three Months Ended June 30,
	2005	2004
Same Store	$26,383	$25,161
Acquisitions	15,922	6

	$42,305	$25,167

Loss on Investments. Loss on investments increased approximately $0.3 million to approximately $0.5 million for the three months ended June 30, 2005, from approximately $0.2 million for the three months ended June 30, 2004. This loss was primarily due to a loss incurred on the sale of certain marketable securities. We do not hold a position in such securities as of June 30, 2005.

Minority Interest. Minority interest increased approximately $1.0 million to approximately $1.3 million for the three months ended June 30, 2005, from approximately $0.3 million for the three months ended June 30, 2004. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street, State Street Financial Center and 801 Market Street properties to third parties that own a minority interest in those properties. We sold a 30% minority interest in State Street Financial Center in December 2004 and purchased the majority ownership in 801 Market Street in April 2005; therefore, no allocation to minority interest was recorded on these properties during the three months ended June 30, 2004.

Discontinued Operations—Loss from Operations. Loss from discontinued operations decreased approximately $1.1 million to a loss of approximately $0.6 million, net of minority interest, for the three months ended June 30, 2005, from a loss of approximately $1.7 million, net of minority interest, for the three months ended June 30, 2004. Impairment charges decreased approximately $1.5 million to approximately $0.1 million for the three months ended June 30, 2005, from approximately $1.6 million for the three months ended June 30, 2004. This decrease was partially offset by the properties included in discontinued operations generating approximately $0.4 million more in net loss during the three months ended June 30, 2005 compared to the same period in 2004.

Discontinued Operations—Yield Maintenance Fees. During the three months ended June 30, 2005 we sold one property encumbered by a mortgage and incurred related charges on the early extinguishment of debt of approximately $0.1 million, net of minority interest. In comparison, during the three months ended June 30, 2004, we sold two properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $2.9 million, net of minority interest.

Discontinued Operations—Net Gains. During the three months ended June 30, 2005 and 2004, we sold 24 and 16 properties for a gain of approximately $1.8 million and $5.8 million, net of minority interest, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of these non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability.

Comparison of the Six Months Ended June 30, 2005 and 2004

The following comparison of our results of operations for the six months ended June 30, 2005 to the six months ended June 30, 2004, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2004 and still owned by us at June 30, 2005, excluding assets held for sale at June 30, 2005 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2004 through June 30, 2005. Acquisitions include State Street Financial Center, 215 Fremont Street and Harborside, 101 Independence Center, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Bank of America, N.A. portfolio acquired in October 2004, the three office buildings acquired from Koll Development Company, LLC, the National City Bank Building, Bank of America – West (Las Vegas), One Montgomery Street in San Francisco, 801 Market Street in Philadelphia, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio and properties acquired under our formulated price contracts.

Net Loss

Net loss increased approximately $41.4 million to approximately $47.3 million for the six months ended June 30, 2005, from approximately $5.9 million for the six months ended June 30, 2004. This increase was primarily attributable to approximately (i) $25.6 million of depreciation and amortization, partially offset by the net operating income and interest expense of Acquisitions (ii) $10.5 million of interest expense on our convertible senior notes issued in July and October 2004, (iii) $4.5 million reversal of expense during the six months ended June 30, 2004 related to the contingent restricted share component of our Outperformance Plan due to variable plan accounting adjustments, (iv) $2.6 million of additional charges relating to severance and accelerated amortization of deferred compensation resulting from the separation of executive officers, (v) $2.0 million in additional marketing, general and administrative expenses related to the investigation of European expansion opportunities, compensation, insurance premiums, travel and professional fees and (vi) $0.9 million of broken deal costs associated with our decision not to pursue transactions that had become too price competitive. These items were partially offset by approximately (i) $2.1 million increase in minority interest due to the increase in net loss, (ii) $2.0 million increase in net income related to the Same Store primarily as a result of contractual debt amortization, the early extinguishment of debt and the disposition of leasehold interests resulting in a decrease in interest and property operating expenses, respectively and (iii) $0.6 million increase in interest and other income associated with interest earned on the proceeds from the public offering completed in May 2005.

Revenues

Rental income increased approximately $68.0 million, or 69.0%, to approximately $166.5 million for the six months ended June 30, 2005, from approximately $98.5 million for the six months ended June 30, 2004. Operating expense reimbursements increased approximately $56.9 million, or 171.4%, to approximately $90.1 million for the six months ended June 30, 2005, from approximately $33.2 million for the six months ended June 30, 2004. These increases were primarily attributable to revenues associated with Acquisitions.

Rental income and operating expense reimbursements for the six months ended June 30, 2005 increased approximately $3.0 million and $0.8 million, respectively, on the Same Store, specifically in the Dana Commercial Credit portfolio as a result of Bank of America, N.A.’s return of approximately 654,000 square feet in June 2004. The lease agreement allows Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009, and 2015. Prior to June 2004, Bank of America, N.A. paid rent on the returned space and directly collected the rent from its third party tenants. The return of the space does not reduce the amount of Bank of America, N.A.’s contractual rent obligations; however, the agreement allows us to directly collect third party rents. As a result, in June 2004, in addition to the income we already receive from Bank of America, N.A. for the properties, we also began collecting rental income and operating expense reimbursements directly from subtenants that occupy a portion of the returned space and from Bank of America, N.A. directly for certain space that it decided to retain.

Rental income on the Same Store increased as a result of lease-up across all the properties, particularly properties acquired under our formulated price contracts. Rental income on the Bank of America, N.A. portfolio, acquired in June 2003, decreased due to the effect of Bank of America, N.A.’s June 2004 return of approximately 413,000 square feet of space in this portfolio. This occupancy reduction did not have an effect on operating expense reimbursements because Bank of America, N.A. was not obligated to reimburse for operating expenses associated with this returned space. The effect of the reduction in rent due to the returned space was partially offset by the accelerated amortization of the market lease liability associated with an early lease termination of a non-bank third party tenant, initiated by the tenant due to its financial instability.

The following table summarizes our rental income and operating expense reimbursements for the six months ended June 30, 2005 and 2004 (amounts are in thousands):

	Rental Income Six Months Ended June 30,		Operating Expense Reimbursements Six Months Ended June 30,
	2005	2004	2005	2004
Same Store	$76,478	$73,443	$33,822	$33,002
Acquisitions	90,022	25,056	56,310	180

	$166,500	$98,499	$90,132	$33,182

Expenses

Property operating expenses increased approximately $80.2 million, or 158.5%, to approximately $130.8 million for the six months ended June 30, 2005, from approximately $50.6 million for the six months ended June 30, 2004. This increase was due primarily to expenses associated with Acquisitions. The increase in property operating expenses in the Same Store primarily relates to the return, in June 2004, by Bank of America, N.A. of approximately 654,000 square feet in the Dana Commercial Credit portfolio. As a result, property operating expenses increased because we began paying the operating expenses directly for the returned space and also receiving operating expense reimbursement from Bank of America, N.A. and certain other tenants who lease a portion of the space. This increase in Same Store operating expenses is partially offset by a decrease in rent expense related to the expiration or termination of six leasehold interests, originally assumed from Citibank.

The following table summarizes property operating expenses for the six months ended June 30, 2005 and 2004 (amounts are in thousands):

	Property Operating Expenses Six Months Ended June 30,
	2005	2004
Same Store	$44,582	$43,945
Acquisitions	86,234	6,609

	$130,816	$50,554

Marketing, general and administrative expenses increased approximately $2.0 million, or 13.5%, to approximately $16.8 million for the six months ended June 30, 2005, from approximately $14.8 million for the six months ended June 30, 2004. Of this increase, approximately $0.8 million relates to the costs associated with the investigation of European expansion opportunities. The increase in marketing, general and administrative expense is also attributable to $0.7 million related to insurance premiums, professional fees and travel related expenses and $0.5 million related to compensation and related benefits and the amortization of restricted stock awards. These increases are net of certain leasing and construction-related costs which we did not capitalize during the six months ended June 30, 2004. The decrease of marketing, general and administrative expenses as a percentage of total revenues to 6.5% for the six months ended June 30, 2005, from 11.1% for the six months ended June 30, 2004 is largely attributable to the increase in rental income and operating expense reimbursements resulting from new acquisitions.

Interest expense on mortgage notes and other debt increased approximately $41.9 million, or 124.0%, to approximately $75.7 million for the six months ended June 30, 2005, from approximately $33.8 million for the six months ended June 30, 2004. This increase is primarily the result of new debt secured by Acquisitions and our convertible senior notes issued in July 2004 and October 2004. Additional interest expense on Acquisitions is also related to the September 2004 rate change on the $520.0 million mortgage note payable secured by State Street Financial from a variable rate of LIBOR plus 1.25% to a fixed rate of 5.79% and the additional $50.0 mezzanine note at a variable rate of LIBOR plus 1.83%.

The decrease in interest expense associated with the Same Store is a result of contractual debt amortization and the early extinguishment of debt of approximately $43.7 million. This decrease is partially offset by $63.0 million of new debt placed on Bank of America Plaza, in April 2004, which converted from a variable rate of LIBOR plus 1.5% to a fixed rate of 4.55% in July 2004. In June 2004, new debt of $1.2 million was also placed on leased-up properties acquired under our formulated price contracts at an interest rate of 5.89%.

The following table summarizes our interest expense for the six months ended June 30, 2005 and 2004 (amounts are in thousands):

	Interest Expense Six Months Ended June 30,
	2005	2004
Same Store	$28,459	$29,178
Acquisitions	36,734	4,582
Convertible senior notes and unsecured credit facility	10,478	—

	$75,671	$33,760

Depreciation and amortization expense increased approximately $36.9 million, or 81.8%, to approximately $82.0 million for the six months ended June 30, 2005, from approximately $45.1 million for the six months ended June 30, 2004. This increase was primarily due to depreciation and amortization expense associated with Acquisitions. The increase in depreciation and amortization related to Same Store is related to additional capital and tenant improvements and the accelerated amortization of intangibles related to an early lease termination, initiated by the tenant due to its financial instability.

The following table summarizes depreciation and amortization expense for the six months ended June 30, 2005 and 2004 (amounts are in thousands):

	Depreciation and Amortization Expense Six Months Ended June 30,
	2005	2004
Same Store	$37,964	$36,002
Acquisitions	44,029	9,069

	$81,993	$45,071

Loss on Investments. Loss on investments increased approximately $0.1 million to approximately $0.5 million for the six months ended June 30, 2005, from approximately $0.4 million for the six months ended June 30, 2004. This loss was primarily due to a loss incurred on the sale of certain marketable securities. We do not hold a position in such securities as of June 30, 2005.

Minority Interest. Minority interest increased approximately $2.1 million to approximately $2.6 million for the six months ended June 30, 2005, from approximately $0.5 million for the six months ended June 30, 2004. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street, State Street Financial Center and 801 Market Street properties to third parties that own a minority interest in those properties. We sold a 30% minority interest in State Street Financial Center in December 2004 and acquired 801 Market Street in April 2005; therefore, no allocations to minority interest were recorded on these properties during the six months ended June 30, 2004.

Discontinued Operations—Loss from Operations. Loss from discontinued operations increased approximately $1.1 million to a loss of approximately $2.4 million, net of minority interest, for the six months ended June 30, 2005, from a loss of approximately $1.3 million, net of minority interest, for the six months ended June 30, 2004. The properties included in discontinued operations generated approximately $1.7 million more in net loss during the six months ended June 30, 2005 compared to the same period in 2004. This increase was partially offset by an approximately $0.6 million decrease in impairment charges during the six months ended June 30, 2005 compared to the same period in 2004.

Discontinued Operations—Yield Maintenance Fees. During the six months ended June 30, 2005 we sold one property encumbered by a mortgage and incurred related charges on the early extinguishment of debt of approximately $0.1 million, net of minority interest. In comparison, during the six months ended June 30, 2004, we sold two properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $2.9 million, net of minority interest.

Discontinued Operations—Net Gains. During the six months ended June 30, 2005 and 2004, we sold 67 and 23 properties for a gain of approximately $4.7 million and $6.2 million, net of minority interest, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of these non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability.

Cash Flows for the Six Months Ended June 30, 2005

During the six months ended June 30, 2005, net cash provided by operating activities was approximately $61.9 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The increase in deferred revenue is due to the receipt in January 2005 of approximately $40.4 million from Bank of America, N.A. under the terms of a lease that we assumed in the acquisition of the Dana Commercial Credit portfolio and the prepayment of approximately $6.1 million of sublease management and standby subtenant fees received from Charles Schwab & Co., Inc. These changes were partially offset by the decrease in accrued interest pertaining to the annual contractual payments on debt secured by the Dana Commercial Credit portfolio and the payment of interest on our convertible senior notes.

Net cash used in investing activities was approximately $271.9 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired and deposits paid in previous periods, of approximately $332.6 million and approximately $18.0 million for payments related to capital expenditures and leasehold termination costs. These payments were partially offset by proceeds from sales of real estate of approximately $58.6 million and net sales of marketable securities of approximately $20.1 million.

Net cash provided by financing activities was approximately $233.3 million. Financing activities consisted primarily of proceeds from mortgage notes payable and credit facilities of approximately $454.5 million, which were principally from the secured financing on the Bank of America, N.A. portfolio that we acquired in October 2004 and the secured financings used to fund a portion of the purchase price of the properties acquired during the six months ended June 30, 2005. We also received approximately $244.2 million of proceeds from the May 2005 public offering and the exercise of stock options as well as approximately $0.3 million of contributions from the minority interest owners of State Street Financial Center. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $61.4 million, (ii) repayment of mortgage notes payable, net of financing cost refunds, of approximately $379.4 million, (iii) approximately $4.4 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center and (iv) approximately $20.5 million related to an increase in restricted cash.

Cash Flows for the Six Months Ended June 30, 2004

During the six months ended June 30, 2004, net cash provided by operating activities was approximately $65.5 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. In January 2004, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of a lease we assumed in the acquisition of a portfolio of 14 office buildings and two parking facilities from a wholly-owned subsidiary of Dana Commercial Credit Corporation.

Net cash used in investing activities was approximately $742.5 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired, of approximately $846.3 million, principally for the acquisitions of State Street Financial Center and 215 Fremont Street and approximately $2.9 million for payments related to capital expenditures and leasehold acquisition costs. These payments were partially offset by net sales of marketable securities of approximately $43.3 million and proceeds from sales of real-estate and non-real estate investments of approximately $63.4 million.

Net cash provided by financing activities was approximately $513.3 million. Financing activities consisted primarily of proceeds from mortgage notes payable and the credit facility of approximately $693.7 million, which were used principally to finance a portion of the purchase price of State Street Financial Center and 215 Fremont Street and proceeds from the exercise of stock options of approximately $7.0 million. These proceeds were partially offset by dividends and distributions of approximately $57.5 million, payments of mortgage notes payable and deferred financing costs of approximately $118.0 million and an increase in restricted cash of $11.9 million.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

We had an aggregate of $138.0 million of cash, cash equivalents and short-term investments as of June 30, 2005. On May 9, 2005, we completed a public offering of 16,750,000 common shares and received proceeds of approximately $242.6 million, which was partially deployed during the quarter to complete approximately $170.3 million of acquisitions, comprised of 145 individual properties, previously identified in that offering’s prospectus.

Our short term liquidity requirements consist primarily of funds necessary to pay for operating expenses and contractually obligated capital expenditures related to both first and second cycle tenant and capital improvements associated with our properties, dividend and distribution payments to our shareholders and unitholders, respectively, and debt service, inclusive of principal repayment and interest expense related to both secured and unsecured debt. Although cash flow from real estate operating activity is a source from which these payments are provided, it is not the sole source of funds utilized in meeting these obligations.

As of June 30, 2005, we had approximately $314.7 million in pending acquisitions under contract or letters of intent. This amount includes a 158,000 square foot credit card operations center in Sioux Falls, South Dakota, which we acquired in July 2005 for a gross purchase price of approximately $24.7 million, including transaction-related expenses and the assumption of approximately $15.8 million of fixed rate debt, adjusted to fair value. Pending acquisitions also includes a 700,000 square foot office complex, which we acquired in August 2005, for a gross purchase price of approximately $284.2 million, including estimated internal and external transaction-related expenses. We financed this acquisition with proceeds from our May 2005 public offering, secured fixed rate debt of approximately $190.7 million and a $50.0 million advance from our secured credit facility. Pending acquisitions also includes other properties under contract aggregating approximately $5.8 million. Our contracts and letters of intent to acquire the proposed acquisitions are subject to various closing conditions, including the satisfactory completion of our due diligence investigation regarding the properties to be acquired, and there can be no assurance as to when, or if, any or all of the proposed acquisitions will be consummated. Likewise, there can be no assurance that the acquisitions we are currently negotiating to complete will result in contracts and/or will be consummated.

As of June 30, 2005, we also had approximately $127.2 million in pending acquisitions under notifications outstanding and notifications we anticipate receiving under our formulated price contracts. Pursuant to our formulated price contracts, we acquire, or assume leasehold interests in, the surplus bank branches of an institution at a formulated price established by independent appraisals. We are still currently in due diligence periods and have not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate purchasing, based on the appraisals we have received for similar properties.

As of August 8, 2005, we had approximately $51.3 million available under our existing credit facilities, net of a $50.0 million advance used to partially fund the August acquisition of the 700,000 square foot office complex. In addition to cash flow from real estate operating activity and cash available from our credit facilities, we expect to fund short-term liquidity requirements from any or all of the following sources:

•	borrowings from our secured and unsecured credit facilities, from which additional proceeds of approximately $50.0 million to $55.0 million may become available as a result of adding additional unencumbered assets to the asset pool under our secured facility;

•	proceeds from the sale of non-core real estate assets;

•	proceeds from the sale of interests in existing real property assets contributed to and maintained or re-developed through off balance sheet entities to be formed with unrelated third party investors;

•	the placement of mortgage financings on existing unencumbered assets; and

•	the issuance of secured or unsecured debt securities.

Long-Term Liquidity Requirements

Long-term requirements generally consist of real property investments, the refinancing of existing long-term debt obligations, which may come due in the next 12 months or have higher interest rate coupons, or high debt service constraints, which may be desirable to be refinanced as well as the repayment of balances outstanding on our lines of credit. These investments and refinancing requirements may be financed utilizing capital market transactions, which may include the issuance of preferred equity, common equity and various forms of secured and unsecured long term debt instruments. Such financings may also be funded through short-term bank loans and long-term mortgage financings.

As of June 30, 2005, we had 16 formulated price contracts with banking institutions, including contracts with three of the six largest depositary institutions in the United States. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with whom we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan would be significantly impaired. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.

We expect to continue to acquire additional properties in the next 12 months. We expect to fund current acquisition commitments and future commitments with any or all of the sources of capital described above. We intend to arrange debt in accordance with our general borrowing policies, which include utilizing our credit facilities prior to securing permanent debt financing and/or obtaining up-front floating rate interest periods before secured loans revert to a fixed rate for the remainder of the loan term.

We anticipate that our current cash and cash equivalents, cash flow from real estate operating activity and access to the capital markets is sufficient to meet our short-term and long-term capital requirements. However, if these sources of funds become unavailable or our access to the capital markets becomes restricted, our ability to meet current dividend and other cash payments will be adversely affected.

Our properties are encumbered by mortgages and other financing agreements aggregating approximately $2,863.4 million in outstanding principal, excluding unamortized premiums and discounts, as of June 30, 2005, with an average remaining term of 12.7 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.54%. The table below summarizes the properties financed and the principal payments required as of June 30, 2005 in the following calendar years (dollars in millions):

	Number of Properties	Balance at June 30, 2005(1)	Interest Rate (1)	Principal Payments and Debt Security Schedule
Property/Borrowing				2005 (Remaining)	2006	2007	2008	2009	2010	Thereafter
State Street Financial Center, Boston, MA	1	$507.0	5.79%	$5.5	$11.5	$12.2	$12.9	$13.7	$14.6	$436.6
Convertible Notes	0	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	149	396.3	5.47%	3.0	6.2	6.6	6.9	7.4	7.8	358.4
Bank of America, N.A. acquired in Oct. 2004	210	304.0	5.96%	1.8	3.9	4.1	4.3	4.9	5.0	280.0
Wachovia Bank, N.A.	131	218.7	6.40%	1.5	2.9	3.1	3.3	3.6	3.8	200.5
Dana Commercial Credit	10	161.3	4.04%	0.0	20.5	21.4	22.2	23.1	24.1	50.0
215 Freemont Street, San Francisco, CA	1	132.7	5.98%	1.2	3.0	3.2	3.4	3.6	3.8	114.5
101 Independence Center, Charlotte, NC	1	79.4	5.53%	0.6	1.1	1.2	1.3	1.3	1.4	72.5
Koll Development Company, LLC	3	66.7	6.35%	0.4	0.8	0.8	0.9	0.9	1.0	61.9
Pitney Bowes-Bank of America	73	61.4	5.33%	3.1	3.3	2.9	2.0	1.6	1.7	46.8
Bank of America Plaza, St. Louis, MO	1	61.2	4.55%	1.0	2.1	2.1	2.3	53.7	0.0	0.0
123 S. Broad Street, Unit 2, Philadelphia, PA	1	51.2	8.43%	0.2	0.5	50.5	0.0	0.0	0.0	0.0
State Street Financial Center Mezzanine (2)	0	50.0	5.05%	0.0	0.7	4.9	5.8	6.8	7.7	24.1
Pitney Bowes - Wachovia	41	44.7	4.07%	0.9	4.0	4.4	4.9	5.3	25.2	0.0
801 Market Street, Philadelphia, PA	1	42.8	6.17%	0.3	0.6	0.6	0.6	0.7	0.7	39.3
Three Beaver Valley, Wilmington, DE	1	42.5	5.06%	0.3	0.7	0.7	0.7	0.7	0.8	38.6
123 S. Broad Street, Unit 1, Philadelphia, PA	1	35.3	8.43%	0.2	0.4	0.4	0.4	0.5	33.4	0.0
Pitney Bowes - Wachovia	23	25.7	5.50%	0.4	0.9	0.9	1.0	1.0	1.1	20.4
One Montgomery Street, San Francisco, CA	1	19.0	8.30%	0.0	19.0	0.0	0.0	0.0	0.0	0.0
6900 Westcliff Drive, Las Vegas, NV	1	17.0	5.41%	0.1	0.2	0.2	0.3	0.3	0.3	15.6
610 Old York Road, Jenkintown, PA	1	14.9	8.29%	0.1	0.2	0.2	0.2	0.2	14.0	0.0
177 Meeting Street, Charleston, SC	1	9.7	7.44%	0.1	0.2	0.2	0.2	0.2	0.2	8.6
1965 East Sixth Street, Cleveland, OH	1	6.5	5.31%	0.0	0.1	0.1	0.1	0.1	0.1	6.0
50 W. Market Street, West Chester, PA	1	3.6	6.75%	0.0	0.1	3.5	0.0	0.0	0.0	0.0
4 Pope Avenue, Hilton Head, SC	1	3.3	5.89%	0.1	0.1	0.1	0.1	0.1	0.1	2.7
200 Reid Street, Palatka, FL	1	3.3	5.81%	0.1	0.1	0.1	0.1	0.1	0.1	2.7
Debt between $1.0 million and $3.0 million (3)	24	35.8	5.94%	0.5	1.1	1.1	1.2	1.3	2.5	28.1
Debt less than $1.0 million (4)	31	19.4	5.91%	0.3	1.3	0.7	1.4	2.0	0.7	13.0

	711	$2,863.4	5.54%	$21.7	$85.5	$126.2	$76.5	$133.1	$150.1	$2,270.3

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	Debt is floating based on LIBOR plus 1.83% through October 2006, when it is prepayable without penalty. If not prepaid, it converts to a fixed rate of 9.75% through maturity in July 2013.

(3)	Includes two variable-rate loans totaling $2.3 million, which bear interest at LIBOR plus 2.35% and LIBOR plus 2.00%.

(4)	Includes seven variable-rate loans totaling $4.2 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.

Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured line of credit, limitations on our total indebtedness and our total secured indebtedness. As of June 30, 2005 and December 31, 2004, we were in compliance with all of these covenants.

Contractual Obligations

The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of June 30, 2005 (amounts in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total (1)
Mortgage notes payable—fixed-rate	$83,143	$190,523	$199,527	$1,883,668	$2,356,861
Mortgage notes payable—variable-rate	349	9,185	14,204	32,806	56,544
Convertible senior notes	—	—	—	450,000	450,000
Credit facilities	—	—	—	—	—
Operating leases	15,493	30,672	30,298	158,086	234,549
Purchase obligations (2)	439,659	1,037	845	342	441,883

	$538,644	$231,417	$244,874	$2,524,902	$3,539,837

(1)	Excludes unamortized debt premium and discounts.
(2)	Includes approximately $24.7 million to purchase a credit card operations center in Sioux Falls, South Dakota, which was acquired in July 2005, $284.2 million, including estimated internal and external transaction-related expenses, to acquire a 700,000 square foot office complex, which was acquired in August 2005, other properties aggregating $5.8 million and approximately $127.2 million related to notifications outstanding under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.

As of June 30, 2005, we had $49.5 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $21.0 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee payment by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America portfolio we acquired in October 2004, we posted a $20.0 million letter of credit as collateral. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to utility companies in lieu of a cash security deposit to establish service.

We generally intend to refinance the remaining principal balance of our mortgage notes payable as they become due or repay them if the respective property is sold.

Cash Distribution Policy

We elected to be taxed as a REIT under the Internal Revenue Code (IRC) commencing as of our taxable year ended December 31, 2002. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our ordinary taxable income to our shareholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute (in accordance with the IRC and applicable regulations) to our shareholders. However, as property dispositions are a part of our on-going business plan, it is necessary to transfer properties held for sale to our taxable REIT subsidiary, prior to completion of such sales, in order to maintain the favorable REIT tax status under the IRC. Gains on sales of these assets may be subject to taxes according to the individual property’s resident jurisdiction. When taxes are due on such sales, the tax liability is paid by our taxable REIT subsidiary. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the IRC and applicable regulations thereunder).

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

Since inception dividends and Operating Partnership unit distributions have exceeded the minimum amounts required to satisfy the IRC distribution requirements. As such, any distribution amount in excess of our taxable income is designated as a return of capital. The dividend distribution policy is set by our board of trustees annually and reviewed quarterly. Payments made in excess of our taxable income are at the discretion of the board of trustees.

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

As of June 30, 2005, our debt included fixed-rate debt with a carrying value of approximately $2,806.9 million and a fair value of approximately $2,931.5 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2005 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $205.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $230.4 million.

As of June 30, 2005, our debt included variable-rate mortgage notes payable with a carrying value of $56.5 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $0.6 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assumes no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of June 30, 2005, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

As of June 30, 2005 and December 31, 2004

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

Financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 has been derived from the financial information of Bank of America Corporation and Subsidiaries and State Street Corporation furnished to the Securities and Exchange Commission on their respective Current Reports on Form 8-K.

Financial information as of December 31, 2004 and for the years ended December 31, 2004, 2003, and 2002 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Annual Reports on Form 10-K for the year ended December 31, 2004.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share information)	June 30 2005	December 31 2004
Assets
Cash and cash equivalents	$33,935	$28,936
Time deposits placed and other short-term investments	9,682	12,361
Federal funds sold and securities purchased under agreements to resell	149,287	91,360
Trading account assets	126,658	93,587
Derivative assets	26,019	30,235
Securities:
Available-for-sale	233,412	194,743
Held-to-maturity, at cost	174	330

Total securities	233,586	195,073

Loans and leases	529,418	521,837
Allowance for loan and lease losses	(8,319)	(8,626)

Loans and leases, net of allowance	521,099	513,211

Premises and equipment, net	7,602	7,517
Mortgage servicing rights	2,366	2,482
Goodwill	45,381	45,262
Core deposit intangibles and other intangibles	3,472	3,887
Other assets	87,243	86,546

Total assets	$1,246,330	$1,110,457

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$175,427	$163,833
Interest-bearing	397,778	396,645
Deposits in foreign offices:
Noninterest-bearing	6,102	6,066
Interest-bearing	56,110	52,026

Total deposits	635,417	618,570

Federal funds purchased and securities sold under agreements to repurchase	207,710	119,741
Trading account liabilities	61,906	36,654
Derivative liabilities	15,630	17,928
Commercial paper and other short-term borrowings	93,763	78,598
Accrued expenses and other liabilities (includes $394, $402 and $401 of reserve for unfunded lending commitments)	34,470	41,243
Long-term debt	96,894	98,078

Total liabilities	1,145,790	1,010,812

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding - 4,016,703,839 and 4,046,546,212 shares	42,507	44,236
Retained earnings	63,328	58,006
Accumulated other comprehensive income (loss)	(4,992)	(2,587)
Other	(574)	(281)

Total shareholders’ equity	100,540	99,645

Total liabilities and shareholders’ equity	$1,246,330	$1,110,457

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share information)	2005	2004	2005	2004
Interest income
Interest and fees on loans and leases	$8,312	$7,237	$16,419	$12,786
Interest and dividends on securities	2,799	1,907	5,333	3,119
Federal funds sold and securities purchased under agreements to resell	1,252	413	2,145	847
Trading account assets	1,426	1,009	2,608	2,021
Other interest income	502	424	939	769

Total interest income	14,291	10,990	27,444	19,542

Interest expense
Deposits	2,379	1,529	4,422	2,735
Short-term borrowings	2,677	1,019	4,646	1,739
Trading account liabilities	611	298	1,038	632
Long-term debt	974	563	1,815	1,054

Total interest expense	6,641	3,409	11,921	6,160

Net interest income	7,650	7,581	15,523	13,382

Noninterest income
Service charges	1,920	1,783	3,697	3,199
Investment and brokerage services	1,049	999	2,062	1,634
Mortgage banking income (loss)	189	299	410	508
Investment banking income	431	547	797	951
Equity investment gains	492	84	891	217
Card income	1,437	1,159	2,726	1,954
Trading account profits	285	413	1,045	416
Other income	562	183	886	318

Total noninterest income	6,365	5,467	12,514	9,197

Total revenue	14,015	13,048	28,037	22,579
Provision for credit losses	875	789	1,455	1,413
Gains on sales of debt securities	325	795	984	1,290
Noninterest expense
Personnel	3,671	3,629	7,372	6,381
Occupancy	615	621	1,251	1,109
Equipment	297	318	594	579
Marketing	346	367	683	648
Professional fees	216	194	393	354
Amortization of intangibles	204	201	412	255
Data processing	368	333	732	617
Telecommunications	196	183	402	334
Other general operating	985	1,257	2,004	2,256
Merger and restructuring charges	121	125	233	125

Total noninterest expense	7,019	7,228	14,076	12,658

Income before income taxes	6,446	5,826	13,490	9,798
Income tax expense	2,150	1,977	4,499	3,268

Net income	$4,296	$3,849	$8,991	$6,530

Net income available to common shareholders	$4,292	$3,844	$8,982	$6,524

Per common share information
Earnings	$1.07	$0.95	$2.23	$1.88

Diluted earnings	$1.06	$0.93	$2.20	$1.85

Dividends paid	$0.45	$0.40	$0.90	$0.80

Average common shares issued and outstanding	4,005,356	4,062,384	4,019,089	3,471,516

Average diluted common shares issued and outstanding	4,065,355	4,131,290	4,081,921	3,531,038

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share information)	2004	2003	2002
Interest income
Interest and fees on loans and leases	$28,216	$21,668	$22,030
Interest and dividends on securities	7,265	3,068	3,941
Federal funds sold and securities purchased under agreements to resell	2,043	1,373	870
Trading account assets	4,016	3,947	3,757
Other interest income	1,687	1,507	1,456

Total interest income	43,227	31,563	32,054

Interest expense
Deposits	6,275	4,908	5,434
Short-term borrowings	4,434	1,871	1,982
Trading account liabilities	1,317	1,286	1,260
Long-term debt	2,404	2,034	2,455

Total interest expense	14,430	10,099	11,131

Net interest income	28,797	21,464	20,923
Noninterest income
Service charges	6,989	5,618	5,276
Investment and brokerage services	3,627	2,371	2,237
Mortgage banking income	414	1,922	761
Investment banking income	1,886	1,736	1,545
Equity investment gains (losses)	861	215	(280)
Card income	4,588	3,052	2,620
Trading account profits	869	409	778
Other income	863	1,127	643

Total noninterest income	20,097	16,450	13,580

Total revenue	48,894	37,914	34,503
Provision for credit losses	2,769	2,839	3,697
Gains on sales of debt securities	2,123	941	630
Noninterest expense
Personnel	13,473	10,446	9,682
Occupancy	2,379	2,006	1,780
Equipment	1,214	1,052	1,124
Marketing	1,349	985	753
Professional fees	836	844	525
Amortization of intangibles	664	217	218
Data processing	1,325	1,104	1,017
Telecommunications	730	571	481
Other general operating	4,439	2,930	2,865
Merger and restructuring charges	618	—	—

Total noninterest expense	27,027	20,155	18,445

Income before income taxes	21,221	15,861	12,991
Income tax expense	7,078	5,051	3,742

Net income	$14,143	$10,810	$9,249

Net income available to common shareholders	$14,127	$10,806	$9,244

Per common share information
Earnings	$3.76	$3.63	$3.04

Diluted earnings	$3.69	$3.57	$2.95

Dividends paid	$1.70	$1.44	$1.22

Average common shares issued and outstanding (in thousands)	3,758,507	2,973,407	3,040,085

Average diluted common shares issued and outstanding (in thousands)	3,823,943	3,030,356	3,130,935

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

(Dollars in millions, except share information)	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$6,466	$2,035
Interest-bearing deposits with banks	14,728	20,634
Securities purchased under resale agreements	11,699	12,878
Federal funds sold	—	5,450
Trading account assets	805	745
Investment securities	53,854	37,571
Loans (less allowance of $18 and $18)	6,352	4,611
Premises and equipment	1,449	1,444
Accrued income receivable	1,249	1,204
Goodwill	1,498	1,497
Other intangible assets	466	494
Other assets	5,688	5,477

Total assets	$104,254	$94,040

Liabilities
Deposits:
Noninterest-bearing	$11,363	$13,671
Interest-bearing—U.S.	2,328	2,843
Interest-bearing—Non-U.S.	48,366	38,615

Total deposits	62,057	55,129
Securities sold under repurchase agreements	23,748	21,881
Federal funds purchased	303	435
Other short-term borrowings	1,654	1,343
Accrued taxes and other expenses	2,541	2,603
Other liabilities	5,240	4,032
Long-term debt	2,463	2,458

Total liabilities	98,006	87,881
Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none	—	—
Common stock, $1 par: authorized 500,000,000; issued 337,126,000	337	337
Surplus	287	289
Retained earnings	5,920	5,590
Accumulated other comprehensive income	(6)	92
Treasury stock, at cost (6,427,000 and 3,481,000 shares)	(290)	(149)

Total stockholders’ equity	6,248	6,159

Total liabilities and stockholders’ equity	$104,254	$94,040

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data)	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$618	$570	$1,217	$1,125
Management fees	173	153	350	300
Securities lending	113	89	183	153
Trading services	169	156	336	323
Processing fees and other	70	77	154	157

Total fee revenue	1,143	1,045	2,240	2,058
Net Interest Revenue:
Interest revenue	693	408	1,296	792
Interest expense	476	182	867	363

Net interest revenue	217	226	429	429
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	217	226	429	429
Gain on the sales of available-for-sale investment securities, net	1	16	—	19

Total revenue	1,361	1,287	2,669	2,506
Operating Expenses:
Salaries and employee benefits	552	510	1,076	972
Information systems and communications	121	130	247	269
Transaction processing services	112	103	220	199
Occupancy	114	84	206	174
Merger and integration	—	16	—	34
Other	129	110	245	213

Total operating expenses	1,028	953	1,994	1,861

Income before income tax expense	333	334	675	645
Income tax expense	113	114	229	208

Net income	$220	$220	$446	$437

Earnings Per Share:
Basic	$0.67	$0.66	$1.35	$1.31
Diluted	0.66	0.65	1.33	1.28
Average Shares Outstanding (in thousands):
Basic	330,118	334,930	330,837	334,782
Diluted	334,090	340,647	334,216	341,232

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,
(Dollars in millions, except per share data)	2004	2003	2002
Fee Revenue:
Servicing fees	$2,263	$1,950	$1,531
Management fees	623	533	485
Securities lending	259	245	226
Foreign exchange trading	420	391	300
Brokerage fees	155	122	124
Processing fees and other	328	315	184

Total fee revenue	4,048	3,556	2,850
Net Interest Revenue:
Interest revenue	1,787	1,539	1,974
Interest expense	928	729	995

Net interest revenue	859	810	979
Provision for loan losses	(18)	—	4

Net interest revenue after provision for loan losses	877	810	975
Gain on the sales of available-for-sale investment securities, net	26	23	76
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	—	285	—
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	—	60	495

Total revenue	4,951	4,734	4,396
Operating Expenses:
Salaries and employee benefits	1,957	1,731	1,654
Information systems and communications	527	551	373
Transaction processing services	398	314	246
Occupancy	363	300	246
Merger, integration and divestiture costs	62	110	—
Restructuring costs	21	296	20
Other	431	320	302

Total operating expenses	3,759	3,622	2,841

Income before income tax expense	1,192	1,112	1,555
Income tax expense	394	390	540

Net income	$798	$722	$1,015

Earnings Per Share:
Basic	$2.38	$2.18	$3.14
Diluted	2.35	2.15	3.10
Average Shares Outstanding (in thousands):
Basic	334,606	331,692	323,520
Diluted	339,605	335,326	327,477

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on June 1, 2005. The number of votes represented at the annual meeting, in person or by proxy, was 104,855,218. At the meeting, our shareholders voted on the election of trustees.

Election of Trustees. The results of the vote on the election of nine trustees are set forth as follows, opposite their respective names:

Name	For	Withheld
Glenn Blumenthal	104,625,133	230,085
John M. Eggemeyer III	104,101,978	753,240
Raymond Garea	104,616,059	239,159
Michael J. Hagan	104,163,350	691,868
John P. Hollihan III	104,086,599	768,619
William M. Kahane	103,888,882	966,336
Richard A. Kraemer	103,899,551	955,667
Lewis S. Ranieri	103,038,469	1,816,749
Nicholas S. Schorsch	104,460,722	394,496

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Filing Date	Exhibit
10.1†	Employment Agreement, dated April 27, 2005, by and between David J. Nettina and First States Group, L.P.				X
10.2†	2006 Long Term Incentive Plan				X
10.3†	2005 Bonus Plan				X
10.4	Underwriting Agreement, dated as of May 4, 2005, among First States Group, L.P., Banc of America Securities LLC, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.	8-K	5/6/05	10.1
10.5†	Addendum, dated June 20, 2005, to Employment Agreement, dated January 1, 2004, by and between Robert J. Delany and First States Group, L.P.	8-K	6/23/05	10.1
10.6†	Severance and Release Agreement, dated June 30, 2005, by and between Shelley D. Schorsch and First States Group, L.P.	8-K	7/5/05	10.1
31.1	Certificate of Chief Executive Officer Required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certificate of Chief Financial Officer Required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certificate of Chief Executive Officer Required by Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended				X
32.2*	Certificate of Chief Financial Officer Required by Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST
Date: August 9, 2005

/s/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch Vice Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NETTINA
David J. Nettina Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Filing Date	Exhibit
10.1†	Employment Agreement, dated April 27, 2005, by and between David J. Nettina and First States Group, L.P.				X
10.2†	2006 Long Term Incentive Plan				X
10.3†	2005 Bonus Plan				X
10.4	Underwriting Agreement, dated as of May 4, 2005, among First States Group, L.P., Banc of America Securities LLC, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.	8-K	5/6/05	10.1
10.5†	Addendum, dated June 20, 2005, to Employment Agreement, dated January 1, 2004, by and between Robert J. Delany and First States Group, L.P.	8-K	6/23/05	10.1
10.6†	Severance and Release Agreement, dated June 30, 2005, by and between Shelley D. Schorsch and First States Group, L.P.	8-K	7/5/05	10.1
31.1	Certificate of Chief Executive Officer Required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certificate of Chief Financial Officer Required by Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certificate of Chief Executive Officer Required by Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended				X
32.2*	Certificate of Chief Financial Officer Required by Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement