Form 10-Q
period 2005-09-30
AMERICAN FINANCIAL REALTY TRUST
filed 2005-11-08
CIK 1193558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On November 7, 2005, 128,715,728 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(Unaudited and in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
Assets:
Real estate investments, at cost:
Land	$503,047	$415,852
Buildings and improvements	2,759,871	2,280,971
Equipment and fixtures	423,919	352,737
Leasehold interests	4,458	4,972

Total real estate investments, at cost	3,691,295	3,054,532
Less accumulated depreciation	(246,930)	(147,478)

Total real estate investments, net	3,444,365	2,907,054
Cash and cash equivalents	63,213	110,607
Restricted cash	86,096	59,905
Marketable investments and accrued interest	3,424	24,272
Tenant and other receivables, net	52,776	34,667
Prepaid expenses and other assets	37,345	65,551
Assets held for sale	47,622	101,827
Intangible assets, net of accumulated amortization of $56,862 and $25,749	679,263	590,341
Deferred costs, net of accumulated amortization of $13,014 and $7,637	71,989	57,623

Total assets	$4,486,093	$3,951,847

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$2,612,833	$2,008,554
Credit facilities	73,222	270,000
Convertible notes, net	446,082	445,926
Accounts payable	1,118	4,947
Accrued interest expense	20,656	24,510
Accrued expenses and other liabilities	63,152	60,098
Dividends and distributions payable	35,619	29,805
Below-market lease liabilities, net of accumulated amortization of $8,001 and $3,396	66,625	59,232
Deferred revenue	148,527	105,745
Liabilities related to assets held for sale	2,951	7,972

Total liabilities	3,470,785	3,016,789

Minority interest	55,691	65,099
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 128,716,395 and 111,001,935 issued and outstanding at September 30, 2005 and December 31, 2004	129	111
Capital contributed in excess of par	1,384,583	1,130,034
Deferred compensation	(15,304)	(16,518)
Accumulated deficit	(401,597)	(229,380)
Accumulated other comprehensive loss	(8,194)	(14,288)

Total shareholders’ equity	959,617	869,959

Total liabilities and shareholders’ equity	$4,486,093	$3,951,847

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine months ended September 30, 2005 and 2004

(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$91,702	$59,799	$258,041	$158,192
Operating expense reimbursements	52,878	20,332	142,977	53,510
Interest and other income, net	1,992	964	4,465	2,847

Total revenues	146,572	81,095	405,483	214,549

Expenses:
Property operating	72,712	33,800	203,443	84,339
Marketing, general and administrative	8,460	8,162	25,210	22,948
Broken deal costs	227	—	1,167	—
Outperformance plan—contingent restricted share component	—	(764)	—	(5,238)
Severance and related accelerated amortization of deferred compensation	—	—	4,503	1,857
Interest expense on mortgages and other debt	44,589	24,122	120,260	57,883
Depreciation and amortization	48,172	27,175	130,075	72,197

Total expenses	174,160	92,495	484,658	233,986

Loss before net loss on investments, minority interest and discontinued operations	(27,588)	(11,400)	(79,175)	(19,437)
Net loss on investments	—	(8)	(530)	(410)

Loss from continuing operations before minority interest	(27,588)	(11,408)	(79,705)	(19,847)
Minority interest	1,036	477	3,661	933

Loss from continuing operations	(26,552)	(10,931)	(76,044)	(18,914)

Discontinued operations:
Loss from operations, net of minority interest of $11, $33, $69 and $76 for the three and nine months ended September 30, 2005 and 2004, respectively	(433)	(969)	(2,788)	(2,250)
Yield maintenance fees, net of minority interest of $1, $2, $4 and $103 for the three and nine months ended September 30, 2005 and 2004, respectively	(52)	(51)	(172)	(3,060)
Net gains on disposals, net of minority interest of $42, $67, $158 and $280 for the three and nine months ended September 30, 2005 and 2004, respectively	1,678	1,996	6,353	8,324

Income from discontinued operations	1,193	976	3,393	3,014

Net loss	$(25,359)	$(9,955)	$(72,651)	$(15,900)

Basic and diluted income (loss) per share:
From continuing operations	$(0.21)	$(0.10)	$(0.65)	$(0.19)
From discontinued operations	0.01	0.01	0.03	0.03

Total basic and diluted loss per share	$(0.20)	$(0.09)	$(0.62)	$(0.16)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2005 and 2004

(Unaudited and in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(72,651)	$(15,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	101,780	62,777
Minority interest	(3,576)	(832)
Amortization of intangible assets	28,745	10,800
Amortization of above - and below-market leases	(499)	823
Amortization of deferred financing costs and debt premiums	5,307	2,810
Amortization of deferred compensation	11,104	8,039
Non-cash component of Outperformance Plan	—	(5,238)
Non-cash compensation charge	241	226
Impairment charges	1,211	2,408
Net gain on sales of properties and lease terminations	(6,981)	(9,072)
Cash received from tenants for lease terminations	448	2,128
Net loss on sales of investments	530	410
Leasing costs	(8,578)	(16,224)
Decrease (increase) in operating assets:
Tenant and other receivables, net	(17,152)	(10,546)
Prepaid expenses and other assets	(323)	(4,525)
Increase (decrease) in operating liabilities:
Accounts payable	(4,085)	(1,209)
Accrued expenses and other liabilities	(1,711)	14,562
Deferred revenue and tenant security deposits	42,888	51,485

Net cash provided by operating activities	76,698	92,922

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(632,689)	(1,433,089)
Capital expenditures and leasehold termination costs	(27,041)	(4,601)
Proceeds from sales of real estate	67,691	87,457
Sales of marketable investments	21,270	48,889
Purchases of marketable investments	(548)	(6,511)

Net cash used in investing activities	(571,317)	(1,307,855)

Cash flows from financing activities:
Repayments of mortgages, bridge notes and credit facilities	(392,443)	(116,675)
Increase in restricted cash	(26,114)	(54,200)
Proceeds from mortgages, bridge notes and credit facilities	720,189	1,479,425
Refunds (payments) of deferred financing costs	3,373	(30,591)
Proceeds from share issuances, net	244,427	7,292
Redemption of Operating Partnership units	(4,405)	(31,112)
Contributions by limited partners	353	—
Dividends and distributions	(98,155)	(86,668)

Net cash provided by financing activities	447,225	1,167,471

Decrease in cash and cash equivalents	(47,394)	(47,462)
Cash and cash equivalents, beginning of period	110,607	211,158

Cash and cash equivalents, end of period	$63,213	$163,696

Supplemental cash flow and non-cash information:
Cash paid for interest	$118,054	$49,597

Cash paid for income taxes	$24	$1,832

Operating Partnership units issued to acquire real estate	$—	$35,866

Liabilities assumed in the acquisition of real estate	$78,777	$53,169

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(1) The Company

American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 97.6% interest in the Operating Partnership as of September 30, 2005. There were 3,204,057 Operating Partnership units outstanding as of September 30, 2005.

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

The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A., or their respective affiliates, represented the following percentages of total rental income for the respective periods:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Bank of America, N.A.	31.0%	33.2%	32.9%	37.5%
State Street Corporation	14.6%	26.3%	15.2%	24.8%
Wachovia Bank, N.A.	18.4%	10.3%	19.5%	11.9%

No other tenant represented more than 10% of rental income for the periods presented.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

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

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” to replace Interpretation No. 46 (FIN 46) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company has adopted FIN 46R and analyzed the applicability of this interpretation to its structures. The Company acquired an interest in one variable interest entity during the nine months ended September 30, 2005 and includes the accounts of this entity in the consolidated financial statements as the Company is the primary beneficiary of this entity.

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

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

Intangible assets and acquired lease obligations consist of the following:

	September 30, 2005	December 31, 2004
Intangible assets:
In-place leases, net of accumulated amortization of $31,426 and $12,295	$315,890	$254,771
Customer relationships, net of accumulated amortization of $17,704 and $9,494	345,378	318,244
Above-market leases, net of accumulated amortization of $7,760 and $4,113	20,017	21,553
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $28 and $153	(2,722)	(4,927)

Total intangible assets	$679,263	$590,341

Intangible liabilities:
Below-market leases, net of accumulated amortization of $8,001 and $3,502	$66,625	$60,812
Amounts related to liabilities held for sale, net of accumulated amortization of $0 and $106	—	(1,580)

Total intangible liabilities	$66,625	$59,232

During the three months ended September 30, 2005, the Company discovered that certain depreciable assets, primarily intangible assets, were being amortized over the improper useful lives. Had the Company recorded amortization expense utilizing the proper useful lives, net loss would have been increased by $240, $448 and $531 for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively. The adjustments represent 0.5%, 2.0% and 2.8% of net loss and $0.00, $0.01 and $0.01 of net loss per share for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively. The Company has evaluated the impact of these adjustments and concluded that it is not significant to the financial statements for the six months ended June 30, 2005 and the interim periods during years ended December 31, 2004 and 2003. During the three months ended September 30, 2005, the Company recorded $1,219 of additional amortization expense to adjust accumulated amortization to the proper balances.

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

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

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

(i) Comprehensive Income (Loss)

Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. Since February 2003, the Company has been entering into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. Unrealized gains and losses on derivatives are amortized into interest expense in the consolidated statements of operations over the life of the underlying debt. Comprehensive loss, net of minority interest, was $19,182 and $11,002 for the three months ended September 30, 2005 and 2004, respectively and $66,557 and $16,108 for the nine months ended September 30, 2005 and 2004, respectively.

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

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods. The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(25,359)	$(9,955)	$(72,651)	$(15,900)
Add: Total share-based employee compensation expense included in net loss	2,528	1,466	11,104	2,801
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	2,864	1,892	12,332	4,353

Pro forma net loss	$(25,695)	$(10,381)	$(73,879)	$(17,452)

Basic and diluted loss per share—as reported	$(0.20)	$(0.09)	$(0.62)	$(0.16)

Basic and diluted loss per share—pro forma	$(0.20)	$(0.10)	$(0.62)	$(0.16)

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

The SEC deferred the effective date for SFAS No. 123(R) for public companies to the first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at September 30, 2005, compensation expense related to stock option awards will be approximately $82 and $6 for the years ending December 31, 2006 and 2007, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

In August 2005, FASB Staff Position FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP FAS No. 123(R)-1) was released. FSP FAS No. 123(R)-1 states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification provisions specified in SFAS No. 123(R). The guidance in FSP FAS No. 123(R)-1 is effective upon initial adoption of SFAS No. 123(R) on January 1, 2006. The adoption of FSP FAS No. 123(R)-1 and will not have a material effect on the Company’s financial position or results of operations.

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

In June 2005, the Emerging Issues Task Force (EITF) ratified Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF Issue No. 04-5), which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general partner control would be overcome only when the limited partners have either of two types of rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF Issue No. 04-5 is effective after June 29, 2005, for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF Issue No. 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 will not have a material effect on the Company’s financial position or results of operations.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

In June 2005, the EITF ratified Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’” (EITF Issue No. 05-2). EITF Issue No. 05-2 retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered “conventional” for purposes of applying that exception. In addition, convertible preferred stock with a mandatory redemption date that is more akin to debt than to equity may qualify for the conventional convertible debt instrument exception. EITF Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-2 did not have a material effect on the Company’s financial position or results of operations.

In June 2005, the EITF ratified Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (EITF Issue No. 05-6), which requires that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals at the lessee’s option determined to be reasonably assured at the date of the business combination. Significant leasehold improvements acquired well after the lease commencement date would similarly be amortized over the lesser of the useful life of the assets or a term that includes renewals determined to be reasonably assured at the date the leasehold improvements are acquired. EITF Issue No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-6 did not have a material effect on the Company’s financial position or results of operations.

In October 2006, FASB Staff Position FAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP FAS No. 13-1) was released. FSP FAS No. 13-1 states that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The rental costs shall be included in income from continuing operations. FSP FAS No. 13-1 is effective in the first reporting period beginning after December 15, 2005. The adoption of FSP FAS No. 13-1 will not have a material effect on the Company’s financial position or results of operations.

In September 2005, the EITF ratified Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues,” (EITF Issue No. 05-7). EITF Issue No. 05-7 provides that (a) to determine whether debt has been extinguished as a result of a modification, the change in fair value of a conversion option upon modification of the debt should be included in the analysis, (b) if the fair value of a conversion option changes as a result of a modification to the related debt and that modification is not treated as an extinguishment for accounting purposes, that change in fair value should affect future recognition of interest expense related to the modified debt instrument and (c) when the modification is not treated as an extinguishment, the conversion option is in-the-money and its intrinsic value has increased, the modification of the conversion option should not result in the recognition of a beneficial conversion feature or the reassessment of a pre-existing beneficial conversion feature. EITF Issue No. 05-7 is effective in reporting periods beginning after December 15, 2005. The adoption of EITF Issue 05-7 will not have a material effect on the Company’s financial position or results of operations.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

In September 2005, the EITF ratified Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” (EITF Issue No. 05-8). EITF Issue No. 05-8 provides that a temporary difference arises as the result of an entity issuing convertible debt with a beneficial conversion and that the deferred tax liability for the related temporary difference should be recorded as an adjustment to additional paid in capital. EITF Issue No. 05-8 is effective in reporting periods beginning after December 15, 2005. The adoption of EITF Issue 05-8 will not have a material effect on the Company’s financial position or results of operations.

(3) Acquisitions and Dispositions

During the nine months ended September 30, 2005 and 2004, the Company acquired 209 and 179 properties, respectively. The following table presents the allocation of the net assets acquired and liabilities assumed during the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Real estate investments, at cost:
Land	$81,295	$156,591
Buildings	436,830	691,196
Equipment and fixtures	70,522	129,177
Initial tenant improvements	41,856	143,307
Leasehold interests, net	(2,113)	—

	628,390	1,120,271

Intangibles:
In-place leases	83,168	153,248
Customer relationships	37,524	206,703
Above-market lease assets	2,577	7,238
Below-market lease liabilities	(12,626)	(2,592)

	110,643	364,597

	739,033	1,484,868

Other assets	1,850	—
Mortgages assumed, at fair value	(78,645)	(48,072)
Liabilities assumed	(132)	(5,097)
Minority interest	(2,367)	—
Operating Partnership units issued	—	(35,866)

Cash paid	$659,739	$1,395,833

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

The following table presents information regarding property acquisitions completed during the nine months ended September 30, 2005:

Seller / Property Name	Date of Acquisition	Number of Buildings	Cash Paid(1)
Koll Development Company, LLC	January 21, 2005	3	$89,224
National City Bank Building	January 28, 2005	1	9,506
Bank of America – West	March 15, 2005	1	23,975
One Montgomery Street	April 8, 2005	1	17,983
801 Market Street	April 20, 2005	1	22,706
Bank of Oklahoma	May 24, 2005	1	20,298
First Charter Bank	May 27, 2005	1	558
Regions Bank	June 15, 2005	111	111,645
Charter One Bank	June 2005	33	38,378
Household	July 8, 2005	1	8,370
Fireman’s Fund Insurance Company	August 5, 2005	1	283,653
Bank of America Formulated Price Contracts	Various	22	13,553
Wachovia Bank Formulated Price Contracts	Various	32	19,410
Land	Various	—	480

		209	$659,739

(1)	Includes all acquisition costs and value of acquired intangible assets and liabilities.

The following table presents the unaudited pro forma information as if the acquisitions during the three and nine months ended September 30, 2005 had been consummated on January 1, 2004:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Pro forma revenues	$148,380	$86,319	$437,310	$273,597

Pro forma loss from continuing operations	$(28,985)	$(14,116)	$(84,855)	$(30,897)

Basic and diluted pro forma loss per share from continuing operations	$(0.23)	$(0.13)	$(0.72)	$(0.30)

The following table presents information regarding property dispositions completed during the nine months ended September 30, 2005:

	Number of Buildings	Sale Proceeds	Gain(1)
Transactions during the nine months ended September 30, 2005	79	$67,733	$6,353

(1)	Net of minority interest.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(4) Indebtedness

The Company had four types of financings in place as of September 30, 2005 and December 31, 2004, which include mortgage notes payable, a secured credit facility, convertible senior notes, and an unsecured credit facility. The weighted average effective interest rate on these borrowings was 5.90% and 4.92% for the three months ended September 30, 2005 and 2004, respectively and 5.54% and 5.17% for the nine months ended September 30, 2005 and 2004, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $3,116,011 and $2,710,911 as of September 30, 2005 and December 31, 2004, respectively.

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

The unsecured credit facility also contains customary financial covenants. The original terms included a minimum debt service coverage ratio for the Company as a whole of 1.2 to 1.0 through June 30, 2005, increasing to 1.3 to 1.0, thereafter. In June 2005, the terms of the unsecured credit facility were amended to maintain this ratio at 1.2 to 1.0. This facility also includes maximum levels of i) indebtedness as a percentage of the Company’s total assets of 70%, ii) secured recourse debt as a percentage of the Company’s total assets of 5%, iii) investment in any non-wholly owned entity as a percentage of the Company’s total assets of 20% and iv) investment in any mortgages, notes, accounts receivable, or notes receivable as a percentage of the Company’s total assets of 15%. In June 2005, the Company’s covenant obligations under the unsecured facility were modified to maintain the existing covenants through the term of the agreement.

As of September 30, 2005 and December 31, 2004, the Company was in compliance with all such covenants.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(a) Mortgage notes payable

The following is a summary of mortgage notes payable as of September 30, 2005 and December 31, 2004:

	Encumbered Properties	Balance	Interest Rates	Maturity Dates
Fixed-rate mortgages	703	$2,552,947	4.0% to 8.8%	May 2006 to June 2024
Variable-rate mortgages	9	56,456	5.3% to 6.1%	July 2013 to Nov. 2023

Total mortgage notes payable	712	2,609,403

Unamortized debt premiums and discounts		3,430
Mortgage notes payable related to assets held for sale		—

Balance, September 30, 2005		$2,612,833

Fixed-rate mortgages	356	$1,582,185	4.0% to 8.8%	May 2006 to Dec. 2023
Variable-rate mortgages	144	425,041	3.6% to 4.7%	Oct. 2011 to June 2024

Total mortgage notes payable	500	2,007,226

Unamortized debt premiums and discounts		3,208
Mortgage notes payable related to assets held for sale		(1,880)

Balance, December 31, 2004		$2,008,554

(b) Secured credit facility

The Company entered into a $300,000 secured credit facility in July 2003. During the year ended December 31, 2004, the Company negotiated a temporary increase in the maximum amount available under this facility from $300,000 to $400,000, which expired in March 31, 2005, to accommodate the acquisition of the Bank of America, N.A. portfolio purchased in October 2004. In September 2005, the Company executed a renewal of this credit facility, expanding the maximum available under the facility to $400,000, extending the term to October 2008 and paid a related financing fee of $3,740.

Advances under this facility must be repaid within 18 months of the date of the borrowing. Advances are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility bears interest at a rate of LIBOR plus either (i) with respect to conduit properties, 1.75%, or (ii) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being financed by the proceeds of the specific advance. From February 1, 2005 to March 3, 2005, the interest rate on this facility was temporarily reduced to LIBOR in anticipation of the repayment of the then outstanding advances with the proceeds of a long-term financing secured by properties in the portfolio purchased from Bank of America, N.A. in October 2004.

As of September 30, 2005, the Company had $73,222 of advances outstanding under this facility, secured by 121 properties, with an interest rate of LIBOR plus 1.75% (5.48% at September 30, 2005). As of December 31, 2004, the Company had $270,000 of advances outstanding under this facility, secured by 236 properties in the portfolio acquired from Bank of America, N.A. in October 2004, with an interest rate of LIBOR plus 1.50% (3.89% at December 31, 2004).

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

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

The Company can repurchase the convertible notes in the open market, but cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. As of September 30, 2005 and December 31, 2004, the conversion price per share was $17.77 and $17.82, respectively. On September 22, 2005, the Company declared a dividend of $0.27 and immediately after the record date of October 3, 2005, the conversion price per share was adjusted to $17.74.

In October 2004, the EITF ratified the proposed guidance in Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share” (Issue No. 04-8). Issue No. 04-8 requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share using the if-converted method, regardless of whether the contingency has been met. In response to Issue No. 04-8, the Company entered into a Second Supplemental Indenture to the original Indenture for the convertible senior notes pursuant to which it irrevocably elected to satisfy the conversion obligation with respect to the principal amount of any notes surrendered for conversion with cash and with respect to any excess over the principal amount of any notes surrendered for conversion with cash or common shares. Therefore, Issue No. 04-8 requires the Company to include in its calculation of diluted earnings per share only those common shares issuable in satisfaction of the aggregate conversion obligation as defined in the Indenture in excess of the aggregate principal amount of notes outstanding. The inclusion of any such shares would cause a reduction in the Company’s diluted earnings per share for any periods in which such shares are included. Volatility in the Company’s share price could cause such common shares to be included in the Company’s diluted earnings per share calculation in one quarter and not in a subsequent quarter, thereby increasing the volatility of the Company’s diluted earnings per share. Under Issue No. 04-8, no shares have been included in the calculation of earnings per share for the three and nine months ended September 30, 2005 and 2004, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

(d) Unsecured Credit Facility

The Company maintains a $60,000 unsecured credit facility for general corporate purposes, established in September 2004. This facility has an initial term of two years, bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan and expires in September 2006. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.00%. If the Company designates the advance as a Basic Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1%, or (ii) the Federal Funds Rate plus 1.50%.

The unsecured credit facility maintains a $60,000 sub-limit for letters of credit, increased from $50,000 in June 2005. As of September 30, 2005, the Company had $53,455 of letters of credit outstanding and no advances under this facility. As of December 31, 2004, the Company had $21,862 of letters of credit outstanding and no advances under this facility.

(5) Derivative Instruments and Other Financing Arrangements

In connection with the sale of a 30% minority interest in State Street Financial Center in December 2004, the Company agreed to cap the minority interest purchaser’s maximum interest rate at 4.28% as it relates to the portion of the $50,000 of mezzanine debt assumed by the minority interest purchaser for a five-year period. Therefore, all interest expense over 4.28% is the Company’s responsibility. The mezzanine debt bears interest at a rate of LIBOR plus 1.83%. The Company determined the initial fair value of this interest rate cap liability to be $1,150 and recorded it as a reduction of the gain recognized as a result of the minority interest disposition. The Company intends to prepay the mezzanine debt in October 2006 and obtain new financing, however the Company’s obligation to cap the rate on the new debt will continue for the five year period. As of December 31, 2004, the Company had a liability of $1,150 related to this agreement. In June 2005, the Company purchased an interest rate cap for $1,060 to effectively hedge the risk associated with the cap the Company had provided to the minority interest purchaser. As of September 30, 2005, the fair value of the asset related to the purchased cap and the liability associated with the given cap were both $1,250. Changes in the fair value of this asset and liability are included in interest expense in the consolidated statement of operations.

In June 2005, the Company entered into a forward-starting interest rate swap with an aggregate notional amount of $175,000. This derivative was designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the $190,000 of financing for the acquisition of an office complex leased by Fireman’s Fund Insurance Company, which was completed in August 2005. The Company terminated the swap upon the completion of the acquisition and related financing and received $4,771 from the counter party from the net cash settlement of the derivative position in August 2005, due to the increase in market rates since the derivative inception date in June 2005. This amount was recorded in accumulated other comprehensive income (loss) and is being reclassified to interest expense over the term of the mortgage payable.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

Since February 2003, the Company has been entering into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. Since February 2003, the Company has incurred a net loss aggregating $11,464 relating to terminating these agreements in connection with the closing of the respective financings. These losses have been recorded in other comprehensive income. The largest loss incurred of $12,895 was related to the derivative associated with the financing of the Bank of America, N.A. portfolio acquired in June 2003. During the three months ended September 30, 2005 and 2004, the Company reclassified approximately $348 and $375 of accumulated other comprehensive income (loss) to interest expense, respectively. During the nine months ended September 30, 2005 and 2004, the Company reclassified approximately $1,183 and $1,182 of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $1,211 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

(6) Shareholders’ Equity

In May 2003, the Company’s board of trustees approved the 2003 Outperformance Plan (OPP). The OPP is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the OPP consist of annual cash awards and a three year restricted share award. Award amounts determined under the OPP represent a percentage of the value created for shareholders in excess of established performance thresholds. The OPP is a three-year plan with an effective date of January 1, 2003. The aggregate amount of the award will be determined at the end of the three-year term on January 1, 2006. The restricted share portion of a participant’s reward will vest in three equal annual installments beginning on the later of January 1, 2005 or the second anniversary of the commencement of employment. The Company measures and records compensation expense over the service period in accordance with the provisions of APB No. 25 and FASB Interpretation No. 28 based upon an interim estimate of the reward. Due to variable plan accounting, during the three and nine months ended September 30, 2004, the Company reversed previously expensed amounts of $764 and $5,238 of compensation expense relating to the OPP, respectively. No expense related to the OPP was recorded during the three and nine months ended September 30, 2005.

On March 23, 2005, the Company declared a dividend to shareholders and a distribution to Operating Partnership unitholders. The Company paid a dividend of $0.27 per common share, totaling $30,116, on April 18, 2005 to shareholders of record as of April 4, 2005. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $915.

On May 9, 2005, the Company closed an underwritten public offering of 16,750,000 common shares of beneficial interest and granted the underwriters in the offering the right to purchase up to 2,512,500 additional common shares to cover any over-allotments. The aggregate net proceeds from this offering (after underwriting discounts and commissions and other offering costs) were approximately $242,664. The Company used the aggregate net proceeds to acquire additional properties, as described in the prospectus relating to the offering, other properties identified after the offering and for general corporate purposes.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

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

On September 22, 2005, the Company declared a dividend to shareholders and a distribution to Operating Partnership unitholders. The Company paid a dividend of $0.27 per common share, totaling $34,754, on October 17, 2005 to shareholders of record as of October 4, 2005. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $865.

During the nine months ended September 30, 2005, the Company issued 590,726 restricted common shares, net of forfeitures, to employees, executive officers and board trustees. These grants, valued at $9,311, are amortized to expense over the service period which is generally over a four-year period. Pursuant to the employment agreements of two executive officers, the Company accelerated the unamortized portion of restricted stock grants and incurred a related charge of $3,026 in connection with their separation during the nine months ended September 30, 2005.

(7) Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2005 and 2004:

	Basic and Diluted Three Months Ended September 30,		Basic and Diluted Nine months ended September 30,
	2005	2004	2005	2004
Loss from continuing operations	$(26,552)	$(10,931)	$(76,044)	$(18,914)
Less: Dividends on unvested restricted share awards	(310)	(388)	(1,123)	(1,437)

Loss from continuing operations	$(26,862)	$(11,319)	$(77,167)	$(20,351)

Income from discontinued operations	$1,193	$976	$3,393	$3,014

Total weighted average common shares outstanding	127,298,406	108,661,165	119,014,342	107,661,076

Loss per share from continuing operations	$(0.21)	$(0.10)	$(0.65)	$(0.19)

Income per share from discontinued operations	$0.01	$0.01	$0.03	$0.03

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Share options	575,268	577,950	626,569	723,945
Unvested restricted shares(1)	197,714	223,140	493,084	793,164
Operating Partnership units	3,247,175	4,901,748	3,413,906	5,758,502

Total shares excluded from diluted loss per share	4,020,157	5,702,838	4,533,559	7,275,611

(1)	Excludes shares issuable under the OPP because no shares were contingently issuable under the OPP for the three and nine months ended September 30, 2005 and 2004.

(8) Discontinued Operations and Assets Held for Sale

During the three and nine months ended September 30, 2005, the Company sold 10 and 29 properties, in separate transactions, and 2 and 50 properties in bulk transactions, for net sales proceeds of $9,113 and $67,733, respectively. The sales transactions resulted in a net gain of approximately $1,678 and $6,353, after minority interest of $42 and $158 for the three and nine months ended September 30, 2005, respectively. The Company generally disposes of properties within its taxable REIT subsidiary. An income tax provision was not required for the three and nine months ended September 30, 2005, because the gains realized were offset by other net losses of the taxable REIT subsidiary.

During the three and nine months ended September 30, 2004, the Company sold 10 and 30 properties, in separate transactions for net sales proceeds of $24,164 and $87,410, respectively. The sales transactions resulted in a net gain of approximately $1,996 and $8,324, after minority interest of $67 and $280 for the three and nine months ended September 30, 2004, respectively. The Company generally disposes of properties within its taxable REIT subsidiary. An income tax provision was not required for the three and nine months ended September 30, 2004, because the gains realized were offset by other net losses of the taxable REIT subsidiary.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company had classified 51 and 64 properties as held for sale as of September 30, 2005 and December 31, 2004, respectively. The following table summarizes information for these properties:

	September 30, 2005	December 31, 2004
Assets held for sale:
Real estate investments, at cost:
Land	$6,445	$16,105
Buildings	31,391	66,071
Equipment and fixtures	5,153	12,855

Total real estate investments, at cost	42,989	95,031
Less accumulated depreciation	(275)	(2,502)

	42,714	92,529
Intangible assets, net	2,722	4,927
Other assets, net	2,186	4,371

Total assets held for sale	47,622	101,827

Liabilities related to assets held for sale:
Mortgage notes payable	—	1,880
Accrued expenses	2,865	3,979
Deferred revenue	56	445
Tenant security deposits	30	88
Below-market lease liabilities, net	—	1,580

Total liabilities related to assets held for sale	2,951	7,972

Net assets held for sale	$44,671	$93,855

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004 (unaudited)

(In thousands, except unit and share, per share and building data)

The following operating results of the properties held for sale as of September 30, 2005 and December 31, 2004 and the properties sold during the three and nine months ended September 30, 2005 and 2004 are included in discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating results:
Revenues	$2,127	$1,467	$5,892	$8,188
Operating expenses	2,551	1,332	7,070	6,519
Impairment loss	5	763	1,044	2,408
Interest expense	1	38	250	209
Depreciation and amortization	14	336	385	1,378

Loss from operations before minority interest	(444)	(1,002)	(2,857)	(2,326)
Minority interest	11	33	69	76

Loss from operations, net	(433)	(969)	(2,788)	(2,250)

Yield maintenance fees	(53)	(53)	(176)	(3,163)
Minority interest	1	2	4	103

Yield maintenance fees, net	(52)	(51)	(172)	(3,060)

Gain on disposals	1,720	2,063	6,511	8,604
Minority interest	(42)	(67)	(158)	(280)

Gain on disposals, net	1,678	1,996	6,353	8,324

Income from discontinued operations	$1,193	$976	$3,393	$3,014

Discontinued operations have not been segregated in the consolidated statements of cash flows.

(9) Subsequent Events

On October 31, 2005, the Company entered into a contribution agreement to acquire the remaining 11% limited partnership minority interest in First States Partners II, L.P. (Partners II), the entity that owns the 123 South Broad Street property in Philadelphia, PA. The purchase price of the remaining 11% limited partnership minority interest of $3,034 is to be paid through the issuance of units in the Company’s Operating Partnership

As of November 7, 2005, the Company had acquired 93.45% of such 11% limited partnership interest by issuing 279,719 limited partnership units in the Operating Partnership. The Company anticipates acquiring by November 30, 2005, the remainder of the 11% limited partnership interest in Partners II under the same terms by issuing approximately 19,539 limited partnership units in the Operating Partnership. The parties to the contribution agreement include Nicholas S. Schorsch, our President and Chief Executive Officer, and Meadow Court Trust, a trust controlled by Mr. Schorsch’s spouse, Shelley D. Schorsch. Mr. Schorsch and Meadow Court Trust owned 5.01% and 0.81% of the limited partnership interest in Partners II, respectively, and by entering into the contribution agreement with the Operating Partnership they received 135,962 and 21,982 limited partnership units in the Operating Partnership, respectively, for their interests.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	our ability to successfully complete our information system implementation currently in progress;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in our Post-Effective Amendment No. 3 on Form S-3 (Registration No. 333-119602), as filed with the Securities and Exchange Commission on September 2, 2005.

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

As of September 30, 2005, we owned or held leasehold interests in 1,083 properties located in 39 states and Washington, D.C., including 598 bank branches and 485 office buildings, containing an aggregate of 37.3 million rentable square feet. During the three months ended September 30, 2005, we acquired interests in 31 properties, containing an aggregate of 1.0 million square feet, for a total net purchase price of $322.2 million. During the nine months ended September 30, 2005, our acquisitions totaled 209 properties comprising an aggregate of approximately 6.1 million square feet for a total net purchase price of $738.0 million, excluding the purchase of land parcels.

During the three months ended September 30, 2005, we acquired a three-building Class ‘A’ office complex aggregating more than 710,000 square feet, which is 100% leased on a net rent basis to Fireman’s Fund Insurance Company through 2018. We purchased the property for $283.6 million, using proceeds from our May 2005 public offering and $190.7 million in secured indebtedness with a fixed interest rate of 5.55%. We also acquired a 158,000 square foot operations center, which is 100% to a subsidiary of HSBC Holdings, plc, on a net rent basis. This property was acquired for a purchase price of $24.7 million and was financed using a combination of proceeds from the Company’s May 2005 public offering and the assumption of a $15.8 million mortgage note bearing a fixed interest rate of 6.55%. Under our formulated price contracts with Bank of America, N.A., and Wachovia Bank, N.A., we acquired 22 bank branches and assumed seven leasehold interests for a net aggregate purchase price of $13.9 million.

During the three months ended September 30, 2005, we sold 12 non-core properties, and disposed of two leasehold interests aggregating approximately 165,000 square feet, for net proceeds of $9.1 million. These dispositions resulted in a gain of $1.7 million. Approximately 95,000 square feet was vacant or soon to be vacant at the time of sale. For the nine months ended September 30, 2005, we disposed of 79 properties and six leasehold interests containing 1.5 million square feet for net proceeds of $66.7 million and recognized gains, of $6.4 million.

Summarized in the table below are our key portfolio statistics, each of which increased or remained flat with the exception of occupancy. Occupancy decreased 0.4% primarily due to the return of scheduled short-term space occupied by bank tenants subsequent to recent acquisitions of certain properties and the acquisition of vacant branches purchased under our formulated price contracts near the end of the third quarter. Over the upcoming periods, we expect that through the lease-up of core properties and the disposal of non-core properties our occupancy will increase. However, we expect that other key portfolio metrics will decrease as we lease-up core properties to non-bank tenants.

	September 30, 2005	June 30, 2005
Occupancy	87.3%	87.7%
% base revenue from financial institutions	87.1%	87.0%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	85.0%	85.0%
% base revenue from net leases(1)	85.2%	82.8%
Average remaining lease term (years)	13.6	13.6

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.

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

During the third quarter of 2005, we began the implementation of a new information system, which we anticipate will be effective on January 1, 2006. As a result a number of our operational processes and internal control procedures will be changed to conform to the work-flow of the new information system. We are working with various seasoned outside consultants who have implemented this technology at a number of other REITs. We anticipate that the new information system and internal control procedures will enhance our current processes and financial reporting structure, however we cannot assure that this implementation will be executed without some interruption of our operating processes and controls.

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

Revenue Recognition

Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of their lease reported on a straightline basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straightline basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Revenues also include income related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

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

The SEC deferred the effective date for SFAS No. 123(R) for public companies to the first annual period beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at September 30, 2005, compensation expense related to stock option awards will be approximately $82 and $6 for the years ending December 31, 2006 and 2007, respectively.

In August 2005, FASB Staff Position FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP FAS No. 123(R)-1) was released. FSP FAS No. 123(R)-1 states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. Modifications of that instrument shall be subject to the modification provisions specified in SFAS No. 123(R). The guidance in FSP FAS No. 123(R)-1 is effective upon initial adoption of SFAS No. 123(R) on January 1, 2006. The adoption of FSP FAS No. 123(R)-1 and will not have a material effect on our financial position or results of operations.

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

In June 2005, the Emerging Issues Task Force (EITF) ratified Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF Issue No. 04-5), which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general partner control would be overcome only when the limited partners have either of two types of rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF Issue No. 04-5 is effective after June 29, 2005, for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF Issue No. 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 will not have a material effect on our financial position or results of operations.

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

EITF Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-2 did not have a material effect on our financial position or results of operations.

In June 2005, the EITF ratified Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (EITF Issue No. 05-6), which requires that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals at the lessee’s option determined to be reasonably assured at the date of the business combination. Significant leasehold improvements acquired well after the lease commencement date would similarly be amortized over the lesser of the useful life of the assets or a term that includes renewals determined to be reasonably assured at the date the leasehold improvements are acquired. EITF Issue No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-6 did not have a material effect on our financial position or results of operations.

In October 2006, FASB Staff Position FAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP FAS No. 13-1) was released. FSP FAS No. 13-1 states that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The rental costs shall be included in income from continuing operations. FSP FAS No. 13-1 is effective in the first reporting period beginning after December 15, 2005. The adoption of FSP FAS No. 13-1 will not have a material effect on our financial position or results of operations.

In September 2005, the EITF ratified Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues,” (EITF Issue No. 05-7). EITF Issue No. 05-7 provides that (a) to determine whether debt has been extinguished as a result of a modification, the change in fair value of a conversion option upon modification of the debt should be included in the analysis, (b) if the fair value of a conversion option changes as a result of a modification to the related debt and that modification is not treated as an extinguishment for accounting purposes, that change in fair value should affect future recognition of interest expense related to the modified debt instrument and (c) when the modification is not treated as an extinguishment, the conversion option is in-the-money and its intrinsic value has increased, the modification of the conversion option should not result in the recognition of a beneficial conversion feature or the reassessment of a pre-existing beneficial conversion feature. EITF Issue No. 05-7 is effective in reporting periods beginning after December 15, 2005. The adoption of EITF Issue 05-7 will not have a material effect on our financial position or results of operations.

In September 2005, the EITF ratified Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” (EITF Issue No. 05-8). EITF Issue No. 05-8 provides that a temporary difference arises as the result of an entity issuing convertible debt with a beneficial conversion and that the deferred tax liability for the related temporary difference should be recorded as an adjustment to additional paid in capital. EITF Issue No. 05-8 is effective in reporting periods beginning after December 15, 2005. The adoption of EITF Issue 05-8 will not have a material effect on our financial position or results of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

The following comparison of our results of operations for the three months ended September 30, 2005 to the three months ended September 30, 2004, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at July 1, 2004 and still owned by us at September 30, 2005, excluding assets held for sale at September 30, 2005 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from July 1, 2004 through September 30, 2005. Acquisitions include 101 Independence Center, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Bank of America, N.A. portfolio acquired in October 2004, the three office buildings acquired from Koll Development Company, LLC, the National City Bank Building, Bank of America – West, One Montgomery Street, 801 Market Street, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio, Household, Fireman’s Fund and properties acquired under our formulated price contracts.

Net Loss

Net loss increased approximately $15.4 million to approximately $25.4 million for the three months ended September 30, 2005, from approximately $10.0 million for the three months ended September 30, 2004. This increase was primarily attributable to approximately (i) $8.2 million of depreciation and amortization, partially offset by the net operating income and interest expense of Acquisitions, (ii) $5.3 million decrease in net income related to additional interest expense within Same Store, primarily as a result of new mortgage note financings and variable to fixed interest rate changes, (iii) $2.4 million of interest expense on the portion of our convertible senior notes issued in October 2004 and interest on additional draws on our secured credit facility to fund Acquisitions, (iv) $0.8 million reversal of expense during the three months ended September 30, 2004 related to the contingent restricted share component of our Outperformance Plan due to variable plan accounting adjustments, (v) $0.3 million in additional marketing, general and administrative expenses and (vi) $0.2 million of broken deal costs associated with our decision not to pursue transactions that had become too price competitive. These items were partially offset by approximately (i) $0.6 million increase in minority interest due to the increase in net loss, (ii) $1.0 million increase in interest and other income associated with interest earned on the proceeds from the public offering completed in May 2005 and lease termination fees, respectively, and (iii) $0.2 million related to income from discontinued operations.

Rental Income

Rental income increased approximately $31.9 million, or 53.3%, to approximately $91.7 million for the three months ended September 30, 2005, from approximately $59.8 million for the three months ended September 30, 2004. These increases were primarily attributable to revenues associated with Acquisitions.

Rental income on Same Store increased as a result of lease-up of vacancy within certain portfolios, particularly properties in the Bank of America, N.A. portfolio acquired in June 2003, properties acquired under our formulated price contract with Citibank, Bank of America Plaza in St. Louis, MO and Harborside in Jersey City, NJ as well as parking revenue at Beaver Valley in Wilmington, DE. This lease-up is partially offset by a scheduled lease termination by a non-bank tenant in the Dana Commercial Credit portfolio and the accelerated amortization of straightline rent associated with the early termination of a tenant at 123 South Broad Street in Philadelphia, PA.

The following table summarizes our rental income for the three months ended September 30, 2005 and 2004 (amounts are in thousands):

	Rental Revenue Three Months Ended September 30,
	2005	2004
Same Store	$58,085	$57,206
Acquisitions	33,617	2,593

	$91,702	$59,799

Operating Expense Reimbursements and Property Operating Expenses

Operating expense reimbursements increased approximately $32.6 million, or 160.6%, to approximately $52.9 million for the three months ended September 30, 2005, from approximately $20.3 million for the three months ended September 30, 2004. Property operating expenses increased approximately $38.9 million, or 115.1%, to approximately $72.7 million for the three months ended September 30, 2005, from approximately $33.8 million for the three months ended September 30, 2004. These increases were due primarily to operating expense reimbursements and property operating expenses associated with Acquisitions.

Total operating expense reimbursements as a percentage of total property operating expenses (“recoveries”) increased to 72.7% from 60.2%. This increase is primarily due to Acquisitions as properties in Acquisitions have a higher recovery than properties in Same Store, based on the structure of the corresponding leases and overall occupancy. In addition, during the three months ended September 30, 2005, non-recurring recoveries were realized related to the true-up and reconciliation of certain expenses within the Wachovia Bank, N.A. portfolio acquired in September 2004 and the Regions Bank portfolio acquired in June 2005 as well as an increase in direct billings. Excluding these recoveries, total recoveries would have been approximately 69.0% for the three months ended September 30, 2005.

Same Store operating expense reimbursements increased approximately $0.7 million, or 3.7%, to approximately $19.7 million for the three months ended September 30, 2005, from approximately $19.0 million for the three months ended September 30, 2004. Same Store property operating expenses increased approximately $0.1 million, or 0.3%, to approximately $31.9 million for the three months ended September 30, 2005, from approximately $31.8 million for the three months ended September 30, 2004. Same Store recoveries increased to 61.9% for three months ended September 30, 2005 from 59.7% for the three months ended September 30, 2004. As described below, the recovery increase is primarily due to changes associated with State Street Financial Center and Harborside, which were partially offset by changes in the Dana Commercial Credit portfolio and the Bank of America portfolio acquired in June 2003.

The dollar increase in operating expense reimbursements and property operating expenses on the Same Store is primarily related to State Street Financial Center. The tenant’s lease within State Street Financial Center provides within base rent the reimbursement of operating expenses on the building up to a specified limit, over which reimbursement from the tenant is required. Increased expenses at State Street Financial Center, primarily related to real estate taxes, resulting in a direct corresponding increase in operating expense reimbursements and recoveries during the three months ended September 30, 2005 compared to the same period in 2004.

Property operating expenses at Harborside in Jersey City decreased during the three months ended September 30, 2005 compared to the same period in 2004 as a result of non-recoverable operating expenses recorded for this leasehold interest during the three months ended September 30, 2004, which were based on estimates. The operating expense reconciliation received from the landlord indicated that the estimated expenses recorded were not required. Accordingly, non-recoverable operating expenses decreased thus, increasing recoveries.

Property operating expenses and operating expense reimbursements increased in the Dana Commercial Credit portfolio as a result of the return in January 2005 of the management of two additional properties aggregating approximately 17,000 square feet of space. As a result, property operating expenses increased because we began paying the operating expenses directly for the returned space and also receiving operating expense reimbursement from Bank of America, N.A. and certain other tenants who lease a portion of the space. Recoveries related to the returned space are significantly below recoveries on other Same Store portfolios because a majority of the tenants in the returned space pay rent on a gross basis. Therefore, the returned space caused total Same Store recoveries to decrease.

Total Same Store recoveries also decreased because of the dollar decrease in operating expense reimbursements in properties included in the Bank of America, N.A. portfolio acquired in June 2003. The dollar decrease was primarily the result of new leases, structured on a gross basis, replacing space Bank of America, N.A. was leasing on a net basis, which decreased recoveries.

The following table summarizes operating expense reimbursements and property operating expenses for the three months ended September 30, 2005 and 2004 (amounts are in thousands):

	Operating Expense Reimbursements Three Months Ended September 30,		Property Operating Expenses Three Months Ended September 30,
	2005	2004	2005	2004
Same Store	$19,741	$19,004	$31,896	$31,826
Acquisitions	33,137	1,328	40,816	1,974

	$52,878	$20,332	$72,712	$33,800

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased approximately $0.3 million, or 3.7%, to approximately $8.5 million for the three months ended September 30, 2005, from approximately $8.2 million for the three months ended September 30, 2004 primarily due to increased marketing, professional, office and travel related expenses of approximately $0.9 million. These increases were partially offset by a decrease of approximately $0.6 million in insurance expense, costs associated with the investigation of European expansion opportunities and the capitalization of certain leasing and construction-related costs which were not capitalized during the three months ended September 30, 2004. The decrease of marketing, general and administrative expenses as a percentage of total revenues to 5.8% for the three months ended September 30, 2005, from 10.1% for the three months ended September 30, 2004 is largely attributable to the increase in rental income and operating expense reimbursements, resulting from Acquisitions.

Interest Expense on Mortgages and Other Debt

Interest expense on mortgage notes and other debt increased approximately $20.5 million, or 85.1%, to approximately $44.6 million for the three months ended September 30, 2005, from approximately $24.1 million for the three months ended September 30, 2004. This increase is primarily the result of new debt secured for Acquisitions and the portion of our convertible senior notes issued in October 2004 as well as additional draws from our secured credit facility to fund Acquisitions.

The increase in interest expense associated with Same Store is a result of new debt and interest rates on mortgage note obligations converting from a variable rate to a fixed rate during or after the quarter ended September 30, 2004. In September 2004, the $520.0 million mortgage note payable secured by State Street Financial Center converted from a variable rate of LIBOR plus 1.25% to a fixed rate of

5.79% and in January 2005, the mortgage payable secured by 215 Fremont Street converted from a variable rate of LIBOR plus 1.25% to a fixed rate of 5.98%. In addition, we obtained an additional $50.0 mezzanine note at a variable rate of LIBOR plus 1.83% in September 2004. These increases in debt and interest rates were partially offset by lower interest expense on other properties in Same Store as a result of contractual debt amortization.

As of September 30, 2005, our debt included variable-rate mortgage notes payable with a carrying value of $129.7 million, which represents 4.1% of our total debt outstanding. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $1.3 million annually.

The following table summarizes our interest expense for the three months ended September 30, 2005 and 2004 (amounts are in thousands):

	Interest Expense Three Months Ended September 30,
	2005	2004
Same Store	$24,455	$19,924
Acquisitions	14,030	493
Convertible senior notes	5,152	3,101
Secured and unsecured credit facilities	952	604

	$44,589	$24,122

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $21.0 million, or 77.2%, to approximately $48.2 million for the three months ended September 30, 2005, from approximately $27.2 million for the three months ended September 30, 2004. This increase was primarily due to depreciation and amortization expense associated with Acquisitions.

The increase in depreciation and amortization expense related to the Same Store is related to the correction of useful lives on certain portfolios. During the three months ended September 30, 2005, the Company discovered that certain depreciable assets, primarily intangible assets, were being amortized over the improper useful lives. After evaluating the impact of these adjustments, approximately $1.2 million of additional depreciation and amortization expense was recorded during the three months ended September 30, 2005 in order to adjust accumulated amortization to the proper balances as of September 30, 2005. The increase in depreciation and amortization expense related to the Same Store is also related to additional capital and tenant improvements and the accelerated amortization of intangibles and tenant improvements related to an early lease termination.

The following table summarizes depreciation and amortization expense for the three months ended September 30, 2005 and 2004 (amounts are in thousands):

	Depreciation and Amortization Expense Three Months Ended September 30,
	2005	2004
Same Store	$28,482	$26,174
Acquisitions	19,690	1,001

	$48,172	$27,175

Minority Interest

Minority interest increased approximately $0.5 million to approximately $1.0 million for the three months ended September 30, 2005, from approximately $0.5 million for the three months ended September 30, 2004. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street, State Street Financial Center and 801 Market Street properties to third parties that own a minority interest in those properties. We sold a 30% minority interest in State Street Financial Center in December 2004 and purchased an 89% majority ownership in 801 Market Street in April 2005; therefore, no allocation to minority interest was recorded on these properties during the three months ended September 30, 2004.

Discontinued Operations

Loss from Discontinued Operations. Loss from discontinued operations decreased approximately $0.6 million to a loss of approximately $0.4 million, net of minority interest, for the three months ended September 30, 2005, from a loss of approximately $1.0 million, net of minority interest, for the three months ended September 30, 2004, primarily as a result of impairment charges of approximately $0.8 recorded during the three months ended September 30, 2004. These impairment charges were partially offset by the properties included in discontinued operations generating approximately $0.2 million more in net loss during the three months ended September 30, 2005 compared to the same period in 2004.

Yield Maintenance Fees. During both the three months ended September 30, 2005 and 2004, we sold one property encumbered by a mortgage and incurred related charges on the early extinguishment of debt of approximately $0.1 million, net of minority interest.

Net Gains. During the three months ended September 30, 2005 and 2004, we sold 12 and 10 properties for a gain of approximately $1.7 million and $2.0 million, net of minority interest, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability.

Comparison of the Nine Months Ended September 30, 2005 and 2004

The following comparison of our results of operations for the nine months ended September 30, 2005 to the nine months ended September 30, 2004, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2004 and still owned by us at September 30, 2005, excluding assets held for sale at September 30, 2005 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2004 through September 30, 2005. Acquisitions include State Street Financial Center, 215 Fremont Street and Harborside, 101 Independence Center, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Bank of America, N.A. portfolio acquired in October 2004, the three office buildings acquired from Koll Development Company, LLC, the National City Bank Building, Bank of America – West, One Montgomery Street, 801 Market Street, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio, Household, Fireman’s Fund and properties acquired under our formulated price contracts.

Net Loss

Net loss increased approximately $56.8 million to approximately $72.7 million for the nine months ended September 30, 2005, from approximately $15.9 million for the nine months ended September 30, 2004. This increase was primarily attributable to approximately (i) $33.7 million of depreciation and amortization, partially offset by the net operating income and interest expense of Acquisitions (ii) $14.6 million of interest expense on our convertible senior notes issued in July and October 2004 and interest costs associated with advances under our secured credit facility to fund Acquisitions, (iii) $5.2 million reversal of expense during the nine months ended September 30, 2004 related to the contingent restricted share component of our Outperformance Plan due to variable plan accounting adjustments, (iv) $1.8 million decrease in net income related to the Same Store, primarily as a result of increased depreciation and amortization expense, (v) $2.6 million of additional charges relating to severance resulting from the separation of executive officers, (vi) $2.3 million in additional marketing, general and administrative expenses and (vii) $1.2 million of broken deal costs associated with our decision not to pursue transactions that had become too price competitive. These items were partially offset by approximately (i) $2.8 million increase in minority interest due to the increase in net loss, (ii) $1.6 million increase in interest and other income associated with interest earned on the proceeds from the public offering completed in May 2005 and lease termination fees, respectively, and (iii) $0.4 million related to income from discontinued operations.

Rental Income

Rental income increased approximately $99.8 million, or 63.1%, to approximately $258.0 million for the nine months ended September 30, 2005, from approximately $158.2 million for the nine months ended September 30, 2004. These increases were primarily attributable to revenues associated with Acquisitions.

Rental income for the nine months ended September 30, 2005 increased approximately $3.7 million on the Same Store, specifically in the Dana Commercial Credit portfolio as a result of Bank of America, N.A.’s return in June 2004 and January 2005 of approximately 654,000 square fee, in aggregate. The lease agreement allows Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009, and 2015. Prior to June 2004, Bank of America, N.A. paid rent on the returned space and directly collected the rent from its third party tenants. The return of the space does not reduce the amount of Bank of America, N.A.’s contractual rent obligations; however, the agreement allows us to directly collect third party rents. As a result, in June 2004, in addition to the income we already receive from Bank of America, N.A. for the properties, we also began collecting rental income directly from subtenants that occupy a portion of the returned space and from Bank of America, N.A. directly for certain space that it decided to retain.

Rental income on Same Store also increased as a result of lease-up across certain portfolios, particularly properties in the Bank of America portfolio acquired in June 2003, properties acquired under our formulated price contracts with Wachovia, N.A., Bank of America, N.A. and Citibank as well as parking revenue at Beaver Valley in Wilmington, DE. This lease-up is partially offset by lost rental income from a scheduled lease termination by a non-bank tenant in the Dana Commercial Credit portfolio and the accelerated amortization of straightline rent and intangibles associated with the early termination of a tenant at 123 South Broad Street in Philadelphia and a non-bank third party tenant in a property in the Bank of America, N.A. portfolio acquired in June 2003, initiated by the tenant due to its financial instability.

The following table summarizes our rental income for the nine months ended September 30, 2005 and 2004 (amounts are in thousands):

	Rental Revenue Nine Months Ended September 30,
	2005	2004
Same Store	$114,158	$110,469
Acquisitions	143,883	47,723

	$258,041	$158,192

Operating Expense Reimbursements and Property Operating Expenses

Operating expense reimbursements increased approximately $89.5 million, or 167.3%, to approximately $143.0 million for the nine months ended September 30, 2005, from approximately $53.5 million for the nine months ended September 30, 2004. Property operating expenses increased approximately $119.1 million, or 141.3%, to approximately $203.4 million for the nine months ended September 30, 2005, from approximately $84.3 million for the nine months ended September 30, 2004. This increase was due primarily to expenses associated with Acquisitions.

Total operating expense reimbursements as a percentage of total property operating expenses (“recoveries”) increased to 70.3% from 63.4%, primarily as a result of Acquisitions, which was partially offset by the decrease in Same Store recoveries. This increase is primarily due to Acquisitions as properties in Acquisitions have a higher recovery than properties in Same Store, based on the structure of the corresponding leases and overall occupancy. In addition, during the nine months ended September 30, 2005, non-recurring recoveries were realized related the true-up and reconciliation of certain expenses within the Wachovia Bank, N.A. portfolio acquired in September 2004 and the Regions Bank portfolio acquired in June 2005 as well as an increase in direct billings.

Same Store operating expense reimbursements increased approximately $0.6 million, or 1.2%, to approximately $52.0 million for the nine months ended September 30, 2005, from approximately $51.4 million for the nine months ended September 30, 2004. Same Store property operating expenses increased approximately $2.6 million, or 3.8%, to approximately $71.1 million for the nine months ended September 30, 2005, from approximately $68.5 million for the nine months ended September 30, 2004. Same Store recoveries decreased to 73.1% for the nine months ended September 30, 2005 from 75.0% for the nine months ended September 30, 2004.

The increase in property operating expenses in the Same Store primarily relates to the return, in June 2004 and January 2005, by Bank of America, N.A. of approximately 654,000 square feet, in aggregate, in the Dana Commercial Credit portfolio. The lease agreement allows Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009 and 2015. As a result, property operating expenses increased because we began paying the operating expenses directly for the returned space and also receiving operating expense reimbursement from Bank of America, N.A. and certain other tenants who lease a portion of the space. Recoveries related to the returned space are significantly below recoveries on other Same Store portfolios because a majority of the tenants in the returned space pay rent on a gross basis. Therefore, the returned space caused total Same Store recoveries to decrease.

Total Same Store recoveries also decreased because of the dollar decrease in operating expense reimbursements in properties included in the Bank of America, N.A. portfolio acquired in June 2003. The dollar decrease was primarily the result of new lease-up structured on a gross basis, replacing space Bank of America, N.A. was leasing on a net basis, which significantly decreased recoveries.

The increase in Same Store operating expenses is partially offset by a decrease in rent expense related to the expiration or termination of leasehold interests, originally assumed from Citibank, which also partially offset the above mentioned decreases to recoveries.

The following table summarizes operating expense reimbursements and property operating expenses for the nine months ended September 30, 2005 and 2004 (amounts are in thousands):

	Operating Expense Reimbursements Nine Months Ended September 30,		Property Operating Expenses Nine Months Ended September 30,
	2005	2004	2005	2004
Same Store	$51,954	$51,417	$71,093	$68,518
Acquisitions	91,023	2,093	132,350	15,821

	$142,977	$53,510	$203,443	$84,339

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased approximately $2.3 million, or 10.0%, to approximately $25.2 million for the nine months ended September 30, 2005, from approximately $22.9 million for the nine months ended September 30, 2004. Of this increase, approximately $1.8 million relates to insurance premiums, professional fees, office and travel related expenses. The increase in marketing, general and administrative expense is also attributable to $0.7 million related to the costs associated with the investigation of European expansion opportunities and $0.5 million related to compensation and related benefits and the amortization of restricted stock awards. These increases were partially offset by $0.7 million of certain leasing and construction-related costs which were not capitalized during the nine months ended September 30, 2004. The decrease of marketing, general and administrative expenses as a percentage of total revenues to 6.2% for the nine months ended September 30, 2005, from 10.7% for the nine months ended September 30, 2004, is largely attributable to the increase in rental income and operating expense reimbursements resulting from Acquisitions.

Interest Expense on Mortgages and Other Debt

Interest expense on mortgage notes and other debt increased approximately $62.4 million, or 107.8%, to approximately $120.3 million for the nine months ended September 30, 2005, from approximately $57.9 million for the nine months ended September 30, 2004. This increase is primarily the result of new debt secured for Acquisitions, additional draws on our secured credit facility to fund Acquisitions and our convertible senior notes issued in July 2004 and October 2004. Additional interest expense on Acquisitions is also related to the September 2004 rate change on the $520.0 million mortgage note payable secured by State Street Financial Center from a variable rate of LIBOR plus 1.25% to a fixed rate of 5.79%. Further contributing to the increase in interest expense was the addition of a $50.0 million mezzanine note bearing interest at a variable rate of LIBOR plus 1.83% in September 2004.

The decrease in interest expense associated with the Same Store is a result of contractual debt amortization, the early extinguishment of debt of approximately $43.7 million and non-recurring exit fees incurred during the nine months ended September 30, 2004 related to the refinancing of $39.8 million of debt that was secured by Beaver Valley in Wilmington, DE. This decrease is partially offset by $63.0 million of new debt placed on Bank of America Plaza, in April 2004, which converted from a variable rate of LIBOR plus 1.5% to a fixed rate of 4.55% in July 2004. In June 2004, new debt of $1.2 million was also placed on leased-up properties acquired under our formulated price contracts at an interest rate of 5.89%, resulting in additional interest expense during the nine months ended September 30, 2005 compared to the same period in 2004.

The following table summarizes our interest expense for the nine months ended September 30, 2005 and 2004 (amounts are in thousands):

	Interest Expense Nine Months Ended September 30,
	2005	2004
Same Store	$42,037	$42,996
Acquisitions	59,294	10,544
Convertible senior notes	15,454	3,101
Secured and unsecured credit facilities	3,475	1,242

	$120,260	$57,883

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $57.9 million, or 80.2%, to approximately $130.1 million for the nine months ended September 30, 2005, from approximately $72.2 million for the nine months ended September 30, 2004. This increase was primarily due to depreciation and amortization expense associated with Acquisitions. The increase in depreciation and amortization related to Same Store is related to the previously described correction to useful lives on certain properties, additional capital and tenant improvements and the accelerated amortization of intangibles and tenant improvements related to two early lease terminations, one of which was initiated by the tenant due to its financial instability.

The following table summarizes depreciation and amortization expense for the nine months ended September 30, 2005 and 2004 (amounts are in thousands):

	Depreciation and Amortization Expense Nine Months Ended September 30,
	2005	2004
Same Store	$58,315	$53,915
Acquisitions	71,760	18,282

	$130,075	$72,197

Loss on Investment

Loss on investments increased approximately $0.1 million to approximately $0.5 million for the nine months ended September 30, 2005, from approximately $0.4 million for the nine months ended September 30, 2004. This loss was primarily due to a loss incurred on the sale of certain marketable securities. We do not hold a position in such securities as of September 30, 2005.

Minority Interest

Minority interest increased approximately $2.8 million to approximately $3.7 million for the nine months ended September 30, 2005, from approximately $0.9 million for the nine months ended September 30, 2004. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street, State Street Financial Center and 801 Market Street properties to third parties that own a minority interest in those properties. We sold a 30% minority interest in State Street Financial Center in December 2004 and acquired an 89% majority interest in 801 Market Street in April 2005; therefore, no allocations to minority interest were recorded on these properties during the nine months ended September 30, 2004.

Discontinued Operations

Loss from Discontinued Operations. Loss from discontinued operations increased approximately $0.5 million to a loss of approximately $2.8 million, net of minority interest, for the nine months ended September 30, 2005, from a loss of approximately $2.3 million, net of minority interest, for the nine months ended September 30, 2004. The properties included in discontinued operations generated approximately $1.9 million more in net loss during the nine months ended September 30, 2005 compared to the same period in 2004. This increase was partially offset by an approximately $1.4 million decrease in impairment charges during the nine months ended September 30, 2005 compared to the same period in 2004.

Yield Maintenance Fees. During the nine months ended September 30, 2005 we sold two properties encumbered by a mortgage and incurred related charges on the early extinguishment of debt of approximately $0.2 million, net of minority interest. In comparison, during the nine months ended September 30, 2004, we sold three properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $3.1 million, net of minority interest.

Net Gains. During the nine months ended September 30, 2005 and 2004, we sold 79 and 30 properties for a gain of approximately $6.4 million and $8.3 million, net of minority interest, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability.

Cash Flows for the Nine Months Ended September 30, 2005

During the nine months ended September 30, 2005, net cash provided by operating activities was approximately $76.7 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest costs. The increase in deferred revenue is due to the receipt in January 2005 of approximately $40.4 million from Bank of America, N.A. under the terms of a lease that we assumed in the acquisition of the Dana Commercial Credit portfolio and the prepayment of approximately $9.2 million of sublease management and standby subtenant fees received from Charles Schwab & Co., Inc. These changes were partially offset by the decrease in accrued interest pertaining to the annual contractual payments on debt secured by the Dana Commercial Credit portfolio and the payment of interest on our convertible senior notes.

Net cash used in investing activities was approximately $571.3 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired and deposits paid in previous periods, of approximately $632.7 million and approximately $27.0 million for payments related to capital expenditures and leasehold termination costs. These payments were partially offset by proceeds from sales of real estate of approximately $67.7 million and net sales of marketable securities of approximately $20.7 million.

Net cash provided by financing activities was approximately $447.2 million. Financing activities consisted primarily of proceeds from mortgage notes payable and credit facilities of approximately $720.2 million, which were principally from the secured financing on the Bank of America, N.A. portfolio that we acquired in October 2004 and the secured financings used to fund a portion of the purchase price of the properties acquired during the nine months ended September 30, 2005. We also received approximately $244.4 million of proceeds from the May 2005 public offering and the exercise of stock options as well as approximately $0.3 million of contributions from the minority interest owners of State Street Financial Center. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $98.2 million, (ii) repayment of mortgage notes payable, net of financing cost refunds, of approximately $389.0 million, (iii) approximately $4.4 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center and (iv) approximately $26.1 million related to an increase in restricted cash.

Cash Flows for the Nine Months Ended September 30, 2004

During the nine months ended September 30, 2004, net cash provided by operating activities was approximately $92.9 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest costs. The increase in deferred leasing costs is primarily related to the lease inducement fee paid to a subsidiary of State Street Corporation, the tenant in State Street Financial Center, and a lease extension fee paid to Bank of America, N.A., a tenant in 101 Independence Center. These increases were partially offset by the increase in deferred revenue. In January 2004, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of a lease we assumed in the acquisition of a portfolio of 14 office buildings and two parking facilities from a wholly-owned subsidiary of Dana Commercial Credit Corporation. The increase in deferred revenue is also due to the prepayment of October 2004 rent in connection with the portfolio we purchased from Wachovia Bank, N.A. at the end of September 2004.

Net cash used in investing activities was approximately $1,307.9 million. Investing activities consisted primarily of (i) payments for acquisitions, net of cash acquired, of approximately $1,433.1 million, principally for the acquisition of State Street Financial Center, 215 Fremont Street, 101 Independence Center, and the Wachovia Bank, N.A. portfolio and (ii) approximately $4.6 million for payments related to capital expenditures and leasehold acquisition costs. These payments were partially offset by net sales of marketable securities of approximately $42.4 million and proceeds from sales of real estate and non-real estate investments of approximately $87.4 million.

Net cash provided by financing activities was approximately $1,167.5 million. Financing activities consisted primarily of proceeds from mortgage notes payable, convertible senior notes and credit facilities of approximately $1,479.4 million, which were used principally to finance a portion of the purchase price of State Street Financial Center, 215 Fremont Street, the Wachovia Bank, N.A. portfolio and proceeds from the exercise of stock options of approximately $7.3 million. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $86.7 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $147.2 million, (iii) an increase in restricted cash of approximately $54.2 million and (iv) approximately $31.1 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center.

Liquidity and Capital Resources

Short-Term Liquidity Requirements

We had an aggregate of $66.6 million of cash, cash equivalents and short-term investments as of September 30, 2005. On May 9, 2005, we completed a public offering of 16,750,000 common shares and received proceeds of approximately $242.6 million, which was deployed in its entirety to complete acquisitions previously identified in that offering’s prospectus or additional acquisitions identified after the completion of the offering.

In September 2005, we renewed and increased by $100.0 million our secured credit facility providing a total borrowing limit of $400.0 million. In addition to renewing this facility under the same general terms as were initially structured, we added additional parameters by which we can fund vacant bank branches acquired under existing formulated price contracts. At September 30, 2005, we had a maximum available under this facility of $326.8 million. Based on the collateral pool of assets pledged on this facility at September 30, 2005, we had approximately $89.1 million of immediately available funds and had drawn $73.2 million of advances which remain outstanding, resulting in a net availability of $15.9 million. In addition to our secured credit facility, we have an unsecured credit facility with a $60.0 million borrowing limit, for general corporate purposes. At September 30, 2005, we had $53.5 million of letters of credit outstanding under the unsecured facility, resulting in a net availability of $6.5 million. As of September 30, 2005, total availability under both our secured and unsecured credit facilities was approximately $22.4 million.

In October 2005, we pledged an additional 28 properties under our secured credit facility, increasing the maximum available to borrow under the facility from approximately $89.1 million at September 30, 2005 to approximately $113.0 million. In October 2005, we received an advance under the secured credit facility of $27.9 million to replenish funds used for acquisitions. We received these funds prior to the payment of our third quarter dividend. As of November 7, 2005, we had advances outstanding under this facility of $101.1 million, compared to $73.2 million at September 30, 2005. Availability under the secured credit facility as of November 7, 2005, was approximately $11.9 million from approximately $15.9 million at September 30, 2005.

Scheduled or anticipated dispositions of approximately $25.0 million did not close before September 30, 2005. As such we were required to fund more of our investing and operating needs from our credit facilities. In October 2005, we received approximately $3.4 million in proceeds from dispositions and as of November 7, 2005 we had approximately $40.5 million in expected proceeds from the disposition of 38 properties either under contract or in negotiation to be sold, excluding properties pending acquisition under our formulated price contracts, summarized below. Proceeds from these sales are anticipated to replenish our cash reserves and fund future acquisition and working capital needs. However, we cannot assure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.

As of September 30, 2005, we had approximately $62.3 million in pending acquisitions under contract or letters of intent, excluding acquisitions pending under our formulated price contracts. The most significant of these pending acquisitions was One Citizens Plaza, a 13-story 224,089 square foot Class-A office property in Providence, Rhode Island, which we acquired in October 2005 for a purchase price of approximately $60.1 million, including transaction-related expenses. This acquisition was partially financed under a short term acquisition bridge facility of approximately $51.3 million at a rate of LIBOR plus 1.40%, which we received in October 2005. In October we also received $17.4 million under this short term bridge facility which is secured initially by the Bank of Oklahoma Plaza. This short term bridge facility was received in anticipation of completing a pooled securitization financing, which will refinance One Citizens Plaza and Bank of Oklahoma as well as a multiple of other assets. This short term bridge facility is initially 100% full recourse to our Operating Partnership pending post closing requirements on One Citizens Plaza and Bank of Oklahoma Plaza. The recourse decreases from approximately $68.7 million to approximately $17.0 million, once the post closing requirements have been completed, as defined.

Other pending acquisitions at September 30, 2005 include properties under contract aggregating approximately $2.2 million. Our contracts and letters of intent to acquire the proposed acquisitions are subject to various closing conditions, including the satisfactory completion of our due diligence investigation regarding the properties to be acquired, and there can be no assurance as to when, or if, any or all of the proposed acquisitions will be consummated. Likewise, there can be no assurance that the acquisitions we are currently negotiating will result in contracts and/or will be consummated.

As of September 30, 2005, we also had approximately $139.5 million in pending acquisitions under outstanding notifications and notifications we anticipate receiving under our formulated price contracts. We anticipate that approximately $97.5 million and $42.0 million of these pending acquisitions will be completed in the fourth quarter of 2005 and the first quarter of 2006, respectively. Pursuant to our formulated price contracts, we acquire, or assume leasehold interests in, the surplus bank branches of an institution at a formulated price established by independent appraisals. At November 7, 2005, we were still in due diligence periods and had not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate purchasing, based on the appraisals we have received for similar properties. The acquisition of these properties will be principally financed under advances from our secured credit facility against leases placed on the properties in advance of the acquisition date. Under this arrangement, we anticipate receiving advances from our secured credit facility of approximately $75.0 million to fund currently pending acquisitions to be purchased in the fourth quarter of 2005. We do not anticipate using advances under our secured credit facility to fund currently pending acquisitions that we expect to close in the first quarter of 2006. We anticipate selling and receiving proceeds of approximately $7.8 million and $6.3 million from these acquisitions under our formulated price contracts to be completed during the fourth quarter of 2005 and the first quarter of 2006, respectively. The disposition of these properties is anticipated to occur immediately or soon after acquisition. However, we cannot assure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.

As of September 30, 2005, we had 16 formulated price contracts with banking institutions, including contracts with three of the six largest depositary institutions in the United States. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.

Under a long-term triple-net lease agreement with one of our tenants, we have agreed to allow the tenant to obtain leasehold financing once the tenant is able to obtain certain regulatory approval to conduct its business. The property that the tenant leases is presently securitized along with other properties included in our Bank of America, N.A. portfolio acquired in June 2003. The tenant’s financing arrangements, will require us to pay approximately $8.5 million to release this property from the securitization. We expect this release to occur during the fourth quarter of 2005 or the first quarter of 2006.

Our short term liquidity requirements consist primarily of funds necessary to pay for operating expenses, contractually obligated capital expenditures related to both first and second cycle tenant and capital improvements associated with our properties, dividend and distribution payments to our shareholders and unitholders, respectively, debt service, inclusive of principal repayment and interest expense related to both secured and unsecured debt and commitments to complete pending acquisitions. Although cash flow from real estate operating activity is a source from which these payments are provided, it alone is not sufficient to meet these obligations. In addition to cash flow from real estate operating activity and cash available from our credit facilities, we expect to fund short-term liquidity requirements from any or all of the following sources:

•	proceeds from the sale of non-core real estate assets;

•	proceeds from the sale of interests in existing real property assets contributed to and maintained or re-developed through off balance sheet entities to be formed with unrelated third party investors;

•	the placement of mortgage financings on existing unencumbered assets;

•	the placement of mortgage financings to refinance existing encumbered assets; and

•	the issuance of secured or unsecured debt securities.

However, if these sources of funds become unavailable, our access to the capital markets becomes restricted or we are unable to match the completion of capital sourcing transactions with capital needs, our ability to meet our short term liquidity requirements will be adversely affected.

Long-Term Liquidity Requirements

Long-term requirements generally consist of real property investments, the refinancing of existing long-term debt obligations, which may come due in the next 12 months as well as the repayment of balances outstanding on our credit facilities. These investments and refinancing requirements may be funded utilizing capital market transactions, which may include the issuance of preferred equity, common equity and various forms of secured and unsecured long-term debt instruments. Such financings may also be funded through short-term bank loans and long-term mortgages. In addition, we are actively managing our debt and capital position. We are currently reviewing our debt portfolio, in order to identify and refinance obligations with high interest rate coupons or high debt service constants. Through these refinancings, we anticipate enhancing cash flow by decreasing interest payment obligations or eliminating or reducing debt amortization. We are also looking to extend the term of certain debt to balance future refinancing requirements.

We expect to continue to acquire additional properties in the next 12 months. We expect to fund current acquisition commitments and future commitments with any or all of the sources of capital described above. We intend to arrange debt in accordance with our general borrowing policies, which include utilizing our credit facilities prior to securing permanent debt financing and/or obtaining short-term floating rate bridge financings to expedite the closing of such acquisitions.

We anticipate that our current cash and cash equivalents, cash flow from real estate operating activity and access to the capital markets is sufficient to meet our short-term and long-term capital requirements. However, if these sources of funds become unavailable or our access to the capital markets becomes restricted, our ability to meet current dividend and other cash payment requirements will be adversely affected.

Our properties are encumbered by mortgages and other financing agreements aggregating approximately $3,132.6 million in outstanding principal, excluding unamortized premiums and discounts, as of September 30, 2005, with an average remaining term of 12.7 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.55%. The table below summarizes the properties financed and the principal payments required as of September 30, 2005 in the following calendar years (dollars in millions):

Property/Borrowing	Number of Properties	Balance at September 30, 2005(1)	Coupon Interest Rate(1)	Principal Payments and Debt Maturity Schedule
				2005 (Remaining)	2006	2007	2008	2009	2010	Thereafter
State Street Financial Center, Boston, MA	1	$504.3	5.79%	$2.8	$11.5	$12.2	$12.9	$13.7	$14.6	$436.6
Convertible Notes	—	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	148	394.1	5.47%	2.3	9.5	10.0	10.5	11.2	11.9	338.7
Bank of America, N.A. acquired in Oct. 2004	210	302.8	5.96%	1.0	3.9	4.2	4.4	4.7	5.0	279.6
Wachovia Bank, N.A.	131	218.0	6.40%	0.7	2.9	3.1	3.3	3.6	3.8	200.6
777 San Marin Drive, Novato, CA	1	190.5	5.55%	0.7	2.7	2.9	3.0	3.2	3.4	174.6
Dana Commercial Credit	10	161.3	4.04%	0.0	20.5	21.4	22.2	23.1	24.1	50.0
215 Freemont Street, San Francisco, CA	1	132.0	5.98%	0.7	3.0	3.2	3.4	3.6	3.8	114.3
101 Independence Center, Charlotte, NC	1	79.1	5.53%	0.3	1.1	1.2	1.3	1.3	1.4	72.5
Secured Credit Facility (2)	121	73.2	5.48%	0.0	0.0	73.2	0.0	0.0	0.0	0.0
Koll Development Company, LLC	3	66.6	6.35%	0.2	0.8	0.8	0.9	0.9	1.0	62.0
Pitney Bowes-Bank of America	73	61.4	5.33%	3.1	3.3	2.9	2.0	1.6	1.7	46.8
Bank of America Plaza, St. Louis, MO	1	60.7	4.55%	0.5	2.1	2.1	2.3	53.7	0.0	0.0
123 S. Broad Street, Unit 2, Philadelphia, PA	1	51.0	8.43%	0.1	0.5	50.4	0.0	0.0	0.0	0.0
State Street Financial Center Mezzanine (3)	—	50.0	5.56%	0.0	0.7	5.0	5.8	6.8	7.6	24.1
Pitney Bowes - Wachovia	41	44.3	4.07%	0.4	4.0	4.4	4.9	5.4	25.2	0.0
801 Market Street, Philadelphia, PA	1	42.7	6.17%	0.1	0.6	0.6	0.7	0.7	0.7	39.3
Three Beaver Valley, Wilmington, DE	1	42.3	5.06%	0.2	0.6	0.7	0.7	0.7	0.8	38.6
123 S. Broad Street, Unit 1, Philadelphia, PA	1	35.2	8.43%	0.1	0.4	0.4	0.4	0.5	33.4	0.0
Pitney Bowes - Wachovia	23	25.5	5.50%	0.2	0.9	0.9	1.0	1.0	1.1	20.4
One Montgomery Street, San Francisco, CA	1	19.0	8.30%	0.0	19.0	0.0	0.0	0.0	0.0	0.0
6900 Westcliff Drive. Las Vegas, NV	1	16.9	5.41%	0.1	0.2	0.2	0.2	0.3	0.3	15.6
2200 Benson Street, Sioux Falls, SD	1	15.7	6.55%	0.1	0.3	0.3	0.3	0.3	0.4	14.0
610 Old York Road, Jenkintown, PA	1	14.9	8.29%	0.0	0.2	0.2	0.2	0.2	14.1	0.0
177 Meeting Street, Charleston, SC	1	9.7	7.44%	0.0	0.2	0.2	0.2	0.2	0.2	8.7
1965 East Sixth Street, Cleveland, OH	1	6.4	5.31%	0.0	0.1	0.1	0.1	0.1	0.1	5.9
50 W. Market Street, West Chester, PA	1	3.5	6.75%	0.0	0.1	3.4	0.0	0.0	0.0	0.0
4 Pope Avenue, Hilton Head, SC	1	3.3	5.89%	0.0	0.1	0.1	0.1	0.1	0.1	2.8
200 Reid Street, Palatka, FL	1	3.3	5.81%	0.0	0.1	0.1	0.1	0.1	0.1	2.8
Debt between $1.0 million and $3.0 million (4)	24	35.5	5.92%	0.3	1.1	1.2	1.2	1.4	2.5	27.8
Debt less than $1.0 million (5)	31	19.4	6.06%	0.2	1.3	0.7	1.4	2.1	0.7	13.0

	833	$3,132.6	5.55%	$14.1	$91.7	$206.1	$83.5	$140.5	$158.0	$2,438.7

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	Borrowings bear interest at LIBOR plus 1.75%

(3)	Debt is floating based on LIBOR plus 1.83% through October 2006, when it is prepayable without penalty. If not prepaid, it converts to a fixed rate of 9.75% through maturity in July 2013.

(4)	Includes two variable-rate loans totaling $2.3 million, which bear interest at LIBOR plus 2.35% and LIBOR plus 2.00%.

(5)	Includes seven variable-rate loans totaling $4.2 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.

Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured credit facility, limitations on our total indebtedness and our total secured indebtedness. As of September 30, 2005 and December 31, 2004, we were in compliance with all of these covenants.

Contractual Obligations

The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of September 30, 2005 (amounts in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total (1)
Mortgage notes payable—fixed-rate	$89,903	$205,010	$249,350	$2,008,684	$2,552,947
Mortgage notes payable—variable-rate	351	10,662	14,665	30,778	56,456
Convertible senior notes	—	—	—	450,000	450,000
Credit facilities	—	73,221	—	—	73,221
Operating and capital leases	15,829	31,005	30,844	153,013	230,691
Purchase obligations (2)	201,608	87	90	8	201,793

	$307,691	$319,985	$294,949	$2,642,483	$3,565,108

(1)	Excludes unamortized debt premium and discounts.

(2)	Includes approximately $60.1 million for Citizens Plaza, a 13-story 224,089 square foot Class-A office property in Providence, Rhode Island, which we acquired in October 2005, other properties aggregating $2.2 million and approximately $139.5 million related to notifications outstanding and notifications we anticipate receiving under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.

As of September 30, 2005, we had $53.5 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $24.1 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee payment by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America, N.A. portfolio we acquired in October 2004, we posted a $20.0 million letter of credit as collateral. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service.

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

Since inception, dividends and Operating Partnership unit distributions have exceeded the minimum amounts required to satisfy the IRC distribution requirements. As such, any distribution amount in excess of our taxable income is designated as a return of capital. The dividend distribution policy is set by our board of trustees annually and reviewed quarterly. Payments made in excess of our taxable income are at the discretion of the board of trustees.

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

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short- and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our credit facilities bear interest at variable rates. Our long-term debt, which consists of secured financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of September 30, 2005, our debt included fixed-rate debt with a carrying value of approximately $3,002.9 million and a fair value of approximately $2,986.3 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2005 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $214.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $240.8 million.

As of September 30, 2005, our debt included variable-rate mortgage notes payable with a carrying value of $129.7 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $1.3 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assumes no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of September 30, 2005, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

As of September 30, 2005 and December 31, 2004

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

Financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 has been derived from the financial information of Bank of America Corporation and Subsidiaries and State Street Corporation furnished to the Securities and Exchange Commission on their respective Current Reports on Form 8-K.

Financial information as of December 31, 2004 and for the years ended December 31, 2004, 2003, and 2002 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Annual Reports on Form 10-K for the year ended December 31, 2004.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions, except share information)	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$32,771	$28,936
Time deposits placed and other short-term investments	11,236	12,361
Federal funds sold and securities purchased under agreements to resell	135,409	91,360
Trading account assets	121,256	93,587
Derivative assets	26,005	30,235
Securities:
Available-for-sale	227,349	194,743
Held-to-maturity, at cost	136	330

Total securities	227,485	195,073

Loans and leases	554,603	521,837
Allowance for loan and lease losses	(8,326)	(8,626)

Loans and leases, net of allowance	546,277	513,211

Premises and equipment, net	7,659	7,517
Mortgage servicing rights	2,764	2,482
Goodwill	45,298	45,262
Core deposit intangibles and other intangibles	3,356	3,887
Other assets	92,743	86,546

Total assets	$1,252,259	$1,110,457

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$174,990	$163,833
Interest-bearing	390,973	396,645
Deposits in foreign offices:
Noninterest-bearing	6,750	6,066
Interest-bearing	53,764	52,026

Total deposits	626,477	618,570

Federal funds purchased and securities sold under agreements to repurchase	217,053	119,741
Trading account liabilities	51,244	36,654
Derivative liabilities	15,711	17,928
Commercial paper and other short-term borrowings	107,655	78,598
Accrued expenses and other liabilities (includes $390, $402 and $401 of reserve for unfunded lending commitments)	32,976	41,243
Long-term debt	99,885	98,078

Total liabilities	1,151,001	1,010,812

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding - 4,013,063,444 and 4,046,546,212 shares	42,548	44,236
Retained earnings	65,439	58,006
Accumulated other comprehensive income (loss)	(6,509)	(2,587)
Other	(491)	(281)

Total shareholders’ equity	101,258	99,645

Total liabilities and shareholders’ equity	$1,252,259	$1,110,457

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine months ended September 30,
(Dollars in millions, except per share information)	2005	2004	2005	2004
Interest income
Interest and fees on loans and leases	$8,956	$7,508	$25,375	$20,294
Interest and dividends on securities	2,797	2,078	8,130	5,197
Federal funds sold and securities purchased under agreements to resell	1,359	484	3,504	1,331
Trading account assets	1,550	960	4,158	2,981
Other interest income	547	457	1,486	1,226

Total interest income	15,209	11,487	42,653	31,029

Interest expense
Deposits	2,409	1,711	6,831	4,446
Short-term borrowings	3,325	1,152	7,971	2,891
Trading account liabilities	707	333	1,745	965
Long-term debt	995	626	2,810	1,680

Total interest expense	7,436	3,822	19,357	9,982

Net interest income	7,773	7,665	23,296	21,047

Noninterest income
Service charges	2,080	1,899	5,777	5,098
Investment and brokerage services	1,060	972	3,122	2,606
Mortgage banking income (loss)	180	(250)	590	258
Investment banking income	522	438	1,319	1,389
Equity investment gains	668	220	1,559	437
Card income	1,520	1,258	4,246	3,212
Trading account profits	514	184	1,559	600
Other income	290	201	1,176	519

Total noninterest income	6,834	4,922	19,348	14,119

Total revenue	14,607	12,587	42,644	35,166
Provision for credit losses	1,159	650	2,614	2,063
Gains on sales of debt securities	29	732	1,013	2,022
Noninterest expense
Personnel	3,837	3,534	11,209	9,915
Occupancy	638	622	1,889	1,731
Equipment	300	309	894	888
Marketing	307	364	990	1,012
Professional fees	254	207	647	561
Amortization of intangibles	201	200	613	455
Data processing	361	341	1,093	958
Telecommunications	206	180	608	514
Other general operating	1,061	1,043	3,065	3,299
Merger and restructuring charges	120	221	353	346

Total noninterest expense	7,285	7,021	21,361	19,679

Income before income taxes	6,192	5,648	19,682	15,446
Income tax expense	2,065	1,884	6,564	5,152

Net income	$4,127	$3,764	$13,118	$10,294

Net income available to common shareholders	$4,122	$3,759	$13,104	$10,283

Per common share information
Earnings	$1.03	$0.93	$3.27	$2.80

Diluted earnings	$1.02	$0.91	$3.22	$2.76

Dividends paid	$0.50	$0.45	$1.40	$1.25

Average common shares issued and outstanding	4,000,573	4,052,304	4,012,924	3,666,298

Average diluted common shares issued and outstanding	4,054,659	4,121,375	4,072,991	3,729,120

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share information)	2004	2003	2002
Interest income
Interest and fees on loans and leases	$28,216	$21,668	$22,030
Interest and dividends on securities	7,265	3,068	3,941
Federal funds sold and securities purchased under agreements to resell	2,043	1,373	870
Trading account assets	4,016	3,947	3,757
Other interest income	1,687	1,507	1,456

Total interest income	43,227	31,563	32,054

Interest expense
Deposits	6,275	4,908	5,434
Short-term borrowings	4,434	1,871	1,982
Trading account liabilities	1,317	1,286	1,260
Long-term debt	2,404	2,034	2,455

Total interest expense	14,430	10,099	11,131

Net interest income	28,797	21,464	20,923
Noninterest income
Service charges	6,989	5,618	5,276
Investment and brokerage services	3,627	2,371	2,237
Mortgage banking income	414	1,922	761
Investment banking income	1,886	1,736	1,545
Equity investment gains (losses)	861	215	(280)
Card income	4,588	3,052	2,620
Trading account profits	869	409	778
Other income	863	1,127	643

Total noninterest income	20,097	16,450	13,580

Total revenue	48,894	37,914	34,503
Provision for credit losses	2,769	2,839	3,697
Gains on sales of debt securities	2,123	941	630
Noninterest expense
Personnel	13,473	10,446	9,682
Occupancy	2,379	2,006	1,780
Equipment	1,214	1,052	1,124
Marketing	1,349	985	753
Professional fees	836	844	525
Amortization of intangibles	664	217	218
Data processing	1,325	1,104	1,017
Telecommunications	730	571	481
Other general operating	4,439	2,930	2,865
Merger and restructuring charges	618	—	—

Total noninterest expense	27,027	20,155	18,445

Income before income taxes	21,221	15,861	12,991
Income tax expense	7,078	5,051	3,742

Net income	$14,143	$10,810	$9,249

Net income available to common shareholders	$14,127	$10,806	$9,244

Per common share information
Earnings	$3.76	$3.63	$3.04

Diluted earnings	$3.69	$3.57	$2.95

Dividends paid	$1.70	$1.44	$1.22

Average common shares issued and outstanding (in thousands)	3,758,507	2,973,407	3,040,085

Average diluted common shares issued and outstanding (in thousands)	3,823,943	3,030,356	3,130,935

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF CONDITION

(Dollars in millions, except share information)	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$2,634	$2,035
Interest-bearing deposits with banks	14,438	20,634
Securities purchased under resale agreements	12,474	12,878
Federal funds sold	—	5,450
Trading account assets	56	745
Investment securities	57,677	37,571
Loans (less allowance of $18 and $18)	8,170	4,611
Premises and equipment	1,455	1,444
Accrued income receivable	1,215	1,204
Goodwill	1,346	1,497
Other intangible assets	451	494
Other assets	5,529	5,477

Total assets	$105,445	$94,040

Liabilities
Deposits:
Noninterest-bearing	$9,787	$13,671
Interest-bearing—U.S.	2,230	2,843
Interest-bearing—Non-U.S.	51,437	38,615

Total deposits	63,454	55,129
Securities sold under repurchase agreements	21,851	21,881
Federal funds purchased	1,668	435
Other short-term borrowings	1,618	1,343
Accrued taxes and other expenses	2,575	2,603
Other liabilities	5,736	4,032
Long-term debt	2,439	2,458

Total liabilities	99,341	87,881
Stockholders’ Equity
Preferred stock, no par: authorized 3,500,000; issued none	—	—
Common stock, $1 par: authorized 500,000,000; issued 337,126,000	337	337
Surplus	328	289
Retained earnings	6,003	5,590
Accumulated other comprehensive income	(144)	92
Treasury stock, at cost (9,080,000 and 3,481,000 shares)	(420)	(149)

Total stockholders’ equity	6,104	6,159

Total liabilities and stockholders’ equity	$105,445	$94,040

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine months ended September 30,
(Dollars in millions, except per share data)	2005	2004	2005	2004
Fee Revenue:
Servicing fees	$620	$568	$1,837	$1,693
Management fees	188	156	538	456
Securities lending	74	48	257	201
Trading services	176	111	512	434
Processing fees and other	77	78	231	235

Total fee revenue	1,135	961	3,375	3,019
Net Interest Revenue:
Interest revenue	773	463	2,069	1,255
Interest expense	537	250	1,404	613

Net interest revenue	236	213	665	642
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	236	213	665	642
Gain on the sales of available-for-sale investment securities, net	1	—	1	19
Gain on the sale of Private Asset Management business	16	—	16	—

Total revenue	1,388	1,174	4,057	3,680
Operating Expenses:
Salaries and employee benefits	566	474	1,642	1,446
Information systems and communications	117	127	364	396
Transaction processing services	111	95	331	294
Occupancy	96	88	302	262
Merger and integration	—	16	—	50
Other	118	106	363	319

Total operating expenses	1,008	906	3,002	2,767

Income from continuing operations before income tax expense	380	268	1,055	913
Income tax expense from continuing operations	130	91	359	299

Net income from continuing operations	250	177	696	614

Loss from discontinued operations	(165)	—	(165)	—
Income tax benefit from discontinued operations	(58)	—	(58)	—

Net loss from discontinued operations	(107)	—	(107)	—

Net income	$143	$177	$589	$614

Earnings Per Share From Continuing Operations:
Basic	$0.76	$0.52	$2.11	$1.83
Diluted	0.75	0.52	2.08	1.80
Loss Per Share From Discontinuing Operations:
Basic	$(0.33)	$—	$(0.33)	$—
Diluted	(0.32)	—	(0.32)	—
Earnings Per Share:
Basic	$0.43	$0.52	$1.78	$1.83
Diluted	0.43	0.52	1.76	1.80
Average Shares Outstanding (in thousands):
Basic	329,097	335,626	330,251	335,065
Diluted	334,103	339,348	333,999	340,529

STATE STREET CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Years ended December 31,
(Dollars in millions, except per share data)	2004	2003	2002
Fee Revenue:
Servicing fees	$2,263	$1,950	$1,531
Management fees	623	533	485
Securities lending	259	245	226
Foreign exchange trading	420	391	300
Brokerage fees	155	122	124
Processing fees and other	328	315	184

Total fee revenue	4,048	3,556	2,850
Net Interest Revenue:
Interest revenue	1,787	1,539	1,974
Interest expense	928	729	995

Net interest revenue	859	810	979
Provision for loan losses	(18)	—	4

Net interest revenue after provision for loan losses	877	810	975
Gain on the sales of available-for-sale investment securities, net	26	23	76
Gain on the sale of the Private Asset Management business, net of exit and other associated costs	—	285	—
Gain on the sale of the Corporate Trust business, net of exit and other associated costs	—	60	495

Total revenue	4,951	4,734	4,396
Operating Expenses:
Salaries and employee benefits	1,957	1,731	1,654
Information systems and communications	527	551	373
Transaction processing services	398	314	246
Occupancy	363	300	246
Merger, integration and divestiture costs	62	110	—
Restructuring costs	21	296	20
Other	431	320	302

Total operating expenses	3,759	3,622	2,841

Income before income tax expense	1,192	1,112	1,555
Income tax expense	394	390	540

Net income	$798	$722	$1,015

Earnings Per Share:
Basic	$2.38	$2.18	$3.14
Diluted	2.35	2.15	3.10
Average Shares Outstanding (in thousands):
Basic	334,606	331,692	323,520
Diluted	339,605	335,326	327,477

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit
10.1†	Employment Agreement, dated August 30, 2005, by and between Nicholas S. Schorsch and First States Group, L.P.				X

10.2†	Employment Agreement, dated August 30, 2005, by and between Glenn Blumenthal and First States Group, L.P.				X

10.3†	Employment Agreement, dated August 30, 2005, by and between David J. Nettina and First States Group, L.P.				X

10.4†	Employment Agreement, dated August 30, 2005, by and between Edward J. Matey Jr. and First States Group, L.P.				X

10.5	Third Amendment to Loan Agreement, dated as of September 30, 2005, by and among First States Investors DB I, LLC, Deutsche Bank AG and LaSalle Bank National Association				X

31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: November 7, 2005	/s/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch Vice Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NETTINA
David J. Nettina Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit
10.1†	Employment Agreement, dated August 30, 2005, by and between Nicholas S. Schorsch and First States Group, L.P.				X

10.2†	Employment Agreement, dated August 30, 2005, by and between Glenn Blumenthal and First States Group, L.P.				X

10.3†	Employment Agreement, dated August 30, 2005, by and between David J. Nettina and First States Group, L.P.				X

10.4†	Employment Agreement, dated August 30, 2005, by and between Edward J. Matey Jr. and First States Group, L.P.				X

10.5	Third Amendment to Loan Agreement, dated as of September 30, 2005, by and among First States Investors DB I, LLC, Deutsche Bank AG and LaSalle Bank National Association				X

31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement