Form 10-K
period 2005-12-31
AMERICAN FINANCIAL REALTY TRUST
filed 2006-03-16
CIK 1193558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-31678

AMERICAN FINANCIAL REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	02-0604479
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
610 Old York Road, Jenkintown, PA (Address of principal executive offices)	19046 (Zip code)
(215) 887-2280
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares of Beneficial Interest, par value $0.001 per share	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2005, was approximately $1,901,834,494. Such aggregate market value was computed by reference to the closing price of the common shares of beneficial interest as reported on the New York Stock Exchange on June 30, 2005. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.
      The number of shares outstanding of the Registrant’s common shares of beneficial interest, $0.001 par value were 129,353,905 as of March 15, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

AMERICAN FINANCIAL REALTY TRUST

Part I

Item 1.	Business
      We are a self-administered, self-managed Maryland real estate investment trust, or REIT. We are focused primarily on acquiring and operating properties leased to regulated financial institutions. We believe banks will divest of their corporate real estate, in order to enhance operating performance. We also believe that our contractual relationships, with large national banks, our growing visibility within the banking industry and the flexible acquisition and lease structures we can offer financial institutions positions us for continued growth. We seek to lease our properties to banks and financial institutions, generally using long-term triple net or bond net leases, resulting in stable risk-adjusted returns on our capital. We lease space not occupied by financial institutions to other third party tenants at market terms.
      We believe that our competitive advantage over traditional real estate companies is our ability to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that financial institutions enjoy our long-term relationship oriented business strategy rather than undergoing a competitive, selective bidding process with various real estate companies. Recent transactions involving Bank of America, N.A., Wachovia Bank, N.A., Citizens Financial Group, Inc. and Regions Financial Corporation demonstrate our ability to cultivate and maintain mutually beneficial relationships with leading financial institutions.
      Our interest in our properties is held through our Operating Partnership, First States Group, L.P. Through its wholly owned subsidiary, First States Group, LLC, American Financial Realty Trust is the sole general partner of the Operating Partnership and holds a 97.4% interest in the Operating Partnership as of December 31, 2005.
Our Formation
      On May 23, 2002, we were formed as a Maryland REIT. We commenced operations on September 10, 2002 and sold 40,263,441 common shares in a private placement. On October 7, 2002, we completed the sale of an additional 501,800 common shares. These sales resulted in aggregate net proceeds of approximately $378.9 million. On September 10, 2002, as part of our formation transactions, we acquired, for an aggregate purchase price of $217.0 million, including assumption of indebtedness, a portfolio of 87 bank branches and six office buildings containing approximately 1.5 million rentable square feet from:

•	several individuals, including Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, and others affiliated or associated with us, including Shelley D. Schorsch, our former Senior Vice President — Corporate Affairs and the wife of Mr. Schorsch, and Jeffrey C. Kahn, our former Senior Vice President — Acquisitions and Dispositions; and

•	several entities in which the persons mentioned above were equity holders.
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
      We refer to the entities from whom we acquired our initial properties, together with the entities we acquired at the same time, collectively as our predecessor entities.

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
Our Second Public Offering
      On May 9, 2005, we completed a second public offering of 16,750,000 common shares of beneficial interest at $14.60 per share. The aggregate net proceeds from this offering, net of underwriters discounts, commissions and offering expenses) were approximately $242.8 million. The Company used the aggregate net proceeds for acquisitions and general corporate purposes.
Market Opportunity
      According to the FDIC, commercial banks and savings institutions in the U.S. that are FDIC-insured owned approximately $106.5 billion in operating real estate as of December 31, 2005.
      We have identified two major trends that we believe will continue to generate significant opportunities to acquire core, surplus and underutilized real estate from banks and other financial institutions.

•	Disposition of real estate. We believe that banks and other financial institutions will sell real estate assets and enter into long-term leases with the acquirer, reinvesting the proceeds from these sales into their primary operating businesses.

•	Consolidation within the banking industry. We anticipate that consolidation within the banking industry will create an environment in which larger banks will sell surplus bank branches that will either be leased to other banks, which want to expand their market presence, or create value when the real estate is used for alternative purposes.
      Through the sale of office buildings, bank branches and other real estate to us, we believe financial institutions may be able to:

•	improve their liquidity;

•	eliminate depreciation expense associated with owning real estate;

•	avoid regulatory concerns;

•	redeploy the proceeds from these sales into their primary business; and/or

•	increase earnings and key financial ratios.

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

Bank Branches
      We acquire bank branches from banks and other sellers. At the time of acquisition, some of these bank branches are vacant and some are leased. Our strategy of acquiring surplus bank branches and leasing them to other banks (or selling them for alternative uses) is driven primarily by two main factors:

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
      Although the number of commercial banks and savings institutions has been declining due to consolidation, the number of bank branches in the U.S. has grown by over 10% as banks have been expanding their branch networks. According to the FDIC, the number of commercial banks and savings institutions that are FDIC-insured declined from 9,904 as of December 31, 2000 to 8,855 as of September 30, 2005 (most recent date that data is available). However, the FDIC reported that, during the same period, the number of FDIC-insured bank branches increased from 76,256 to 82,928. The following chart shows the total number of commercial banks and other financial institutions that are FDIC-insured and the total number of bank branches operating in the United States from 2000 through September 30, 2005 as reported by the FDIC:

	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	9/30/2005

Commercial Banks and Savings Institutions	9,904	9,613	9,354	9,182	8,988	8,855
Bank Branches	76,256	77,270	77,872	79,141	81,947	82,928
      Banks typically require minimum deposit levels at branches to support their cost structure and to operate profitably, and often will close branches that do not meet these minimum levels. In addition, consolidation within the banking industry, results in the closure of branches when there is redundancy within a given market. Branch closings create two primary dynamics. The first dynamic involves the fact that other national banks often seek to lease these vacant bank branches to expand their market presence. The second dynamic relates to smaller community banks which are typically able to operate profitably on lower deposit levels than larger banks. In our experience, significant demand exists among smaller banks for leasing well-located branches vacated by larger banks. We believe that smaller banks are attracted to locations formerly occupied by larger banks because a main impediment to the expansion of smaller banks is the high cost associated with constructing new branches and the time required to build a deposit base at those branches. Bank branches vacated by larger financial institutions already contain customary bank layouts, fixtures and security features that are required by bank regulators. Further, a smaller bank that leases space that has been vacated by a larger bank can often attract deposits from a portion of the vacating bank’s customer base, thereby reducing the time required to build its deposit base.
      In addition, although bank branches are typically considered specialty-use assets, they are generally well located properties in high traffic areas and therefore are attractive for use by restaurants, professional service providers, accounting firms, drug stores and other commercial tenants. As a result, if we are unable to lease a bank branch to a bank, we will sell the property to non-bank tenants. In some cases, we may, pending such a sale, lease the property for non-bank use. In either case, when we sell a bank branch to a business other than a bank, the costs associated with refitting the property for another use are generally paid by the acquiror or taken into consideration in the purchase price.

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
      As of December 31, 2005, our portfolio consisted of properties acquired from financial institutions using our four acquisition structures: sale leaseback transactions, formulated price contracts, specifically tailored transactions and landlord of choice transactions. These acquisition structures are described below.
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
      Our formulated price contracts do not obligate us to acquire properties with structural or environmental defects unless we are compensated for the cost of repairing or remediating the defects.
      While our formulated price contracts require that we assume the obligations of the financial institutions with respect to surplus bank branches that the financial institutions lease, although we are not obligated to assume lease obligations from financial institutions where the leases have a duration, including renewal periods at the tenant’s discretion, of less than seven years. At times, when we assume the lease obligations of a financial institution at a vacant property owned by a third party, we receive a payment equal to a fixed percentage of the remaining lease liability for that property. In addition, our assumption of these leases is sometimes conditioned on obtaining the consent of the landlord. If the financial institution from which we acquire the leasehold interest is not released from liability under the lease at the time we acquire it, we are required to provide security, typically through a letter of credit, for our obligations under the lease. Where a transaction requires a landlord’s consent, we frequently will obtain the consent of the landlord not only to assume the lease on the property, but also to sublease the property to other financial institutions in the future, thereby providing us with the opportunity to sublease these properties at a later date.
      When purchasing bank branches, either by acquiring title or assuming the financial institution’s rights and obligations under a lease, we are sometimes restricted from leasing or subleasing the property to a financial institution other than the seller, for a period typically not more than six months.
      When leasing properties which we acquire under our formulated price contracts, we seek to lease to local, regional and national banks. If we are unable to lease a property which we acquire under a formulated price contract to a financial institution, or if a property otherwise does not meet our investment criteria, we will typically seek to lease the property for an alternative use and then to dispose of the property.
      Formulated price contracts provide significant benefits to us, including:

•	the ability to acquire fully outfitted bank branch properties on favorable terms;

•	the ability to actively market for lease such properties prior to acquiring them; and

•	efficient and attractive tenanting options due to the appeal of the prime locations and the intrinsic value of pre-existing improvements.
      Specifically Tailored Transactions. Specifically tailored transactions involve the purchase of office buildings, operation centers, bank branches or a combination thereof, in which we apply leasing and pricing structures specifically designed to meet the seller’s needs. In such transactions, we may acquire fee or leasehold interests in property, or a combination of both. Specifically tailored transactions often involve the acquisition of occupied, partially occupied and vacant real estate and may thus include a partial sale leaseback to the seller. In the case of a partial sale leaseback of an office building, we will seek to lease the balance of the available occupancy to other tenants, which may include financial institutions and other commercial tenants. We believe that our ability to consummate specifically tailored transactions represents a competitive advantage for us, in that we are willing to purchase all, rather than selected, properties available from a seller and to design the transaction and leaseback arrangements, if any, in a manner benefiting both parties.
      Specifically tailored transactions provide significant benefits to us, including:

•	the opportunity to acquire properties through our relationships with financial institutions that otherwise would not be available for purchase and that have not been publicly marketed;

•	the ability to acquire properties in bulk from single sellers;

•	the ability to structure transactions to provide economically advantageous terms for all parties;

•	the opportunity to acquire properties with the potential for stable, long-term operating profit; and

•	the ability to increase property values by leasing vacant space under long-term leases or to renegotiate existing leases at market rates, providing increased cash flow.
      Landlord of Choice Transactions. Our “landlord of choice” program provides our tenants the opportunity to develop properties, directly or with their chosen development partners, assume the right to acquire properties, and then sell them to, and lease them back from, us. The program allows our tenants to design office buildings and bank branches to their unique specifications, knowing that we will serve as the ultimate owner/landlord for the property. From our perspective, the “landlord of choice” program provides us with newly constructed properties which are leased on a long term basis to core customers.
      Fostering Relationships. We believe that our business depends on developing and maintaining strong relationships throughout the banking and financial services industries. We currently have contractual relationships with 14 financial institutions relating to the purchase and repositioning of surplus bank branches. We have also had discussions with other major financial institutions, as well as many smaller institutions, which we believe will generate significant opportunities to expand our business. During the year ended December 31, 2005, we acquired 127 bank branches under these arrangements. As of December 31, 2005 we leased properties to over 100 different financial institutions.
      Our strong position in this market serves as a key strength in the leasing of new properties, as financial institutions often contact us to determine product availability in areas in which they are looking to open a new bank branch or lease office space. Unlike other real estate owners who do not specialize in financial institutions, we are able to provide existing and prospective tenants with fully equipped, well located bank branches in markets where their real estate selection would otherwise be limited, as well as opportunities to efficiently dispose of underperforming or redundant real estate. As we grow our network of relationships with financial institutions, we expect that our ability to leverage these relationships into mutually beneficially arrangements will continue to increase.

Internal Growth
      We believe that our business strategy provides significant opportunities for internal growth, including:

•	Underutilized Real Estate. Through our specifically tailored transactions, we are often able to acquire properties with underutilized space at prices primarily reflecting their in-place occupancy. We acquire vacant bank branches under our formulated price contracts based on independent appraisals using a valuation methodology that values each property based on its highest and best use and its alternative use, and then applies a negotiated discount. Leasing these properties to quality tenants under long-term leases provides us with the opportunity to increase cash flow from our portfolio.

•	Market Rate Leases. Many of the leases in place on properties we acquire are below current market rates. We seek to renegotiate short-term and below market leases to achieve longer lease terms at market rates, and we also actively manage our portfolio to achieve higher lease rates when leases on our properties expire or come up for renewal.

•	Scheduled Rent Increases. We strive to include scheduled rent increases in our leases, which provide us with contractual growth in cash flow and protection from inflation.

Investment Criteria
      In analyzing proposed acquisitions, we consider various factors including, among others, the following:

•	the ability to increase rent and maximize cash flow from the properties under consideration;

•	the terms of existing or proposed leases, including a comparison of current or proposed rents and market rents;

•	the creditworthiness of the tenants;

•	local demographics and the occupancy of and demand for similar properties in the market area;

•	the ability to efficiently lease or sublease any vacant space;

•	the ability of the properties to achieve long-term capital appreciation;

•	the ability of the properties to produce free cash flow for distribution to our shareholders;

•	whether the properties are accretive to our per share financial measures;

•	the projected residual value of the properties; and

•	the opportunity to expand our network of relationships with financial institutions.
      Our existing formulated price contracts may require us to purchase, or as part of a larger portfolio transaction we may purchase, certain properties that do not meet our investment criteria. Subject to maintaining our qualification as a REIT, we intend to dispose of such properties where we determine that a sale of a property would be in our best interests and holding the property would be inconsistent with the investment parameters for our portfolio. For example, we typically dispose of bank branches that we are unable to lease to financial institutions and our board of trustees has approved a policy to dispose of such non-core properties. Pursuant to that policy, we generally commence our efforts to dispose of a non-core property within 30 days of acquiring that property and to dispose of each non-core property within 12 months of its acquisition. However, in some instances we maintain vacant properties due to potential redevelopment opportunities. On a continuous basis, we evaluate our portfolio and determine the best use for a property depending on the then current market conditions. If we wish to dispose of a non-core property or we believe that a disposition of a property might be subject to the prohibited transactions tax, we generally will dispose of the property through a taxable REIT subsidiary. In some cases, we purchase or hold properties that we identify as candidates for sale in our taxable REIT subsidiary. The disposition policy adopted by our board of trustees may be changed at any time without the consent of our shareholders.

Financing Strategy
      We use a variety of financing methods to accomplish our goal of maintaining indebtedness at an average targeted leverage ratio in the range of 60% to 70% of total assets, although the leverage ratio of certain properties may fall below or above this targeted range. We generally choose a financing method based upon the most attractive interest rate, repayment terms and maturity dates available in the marketplace at the time, and customize our financing strategy for each type of transaction. We focus principally on fixed rate financing and generally seek to match the maturity of the debt (exclusive of scheduled amortization payments) to the lease term on the property securing the debt. Our financing strategies include:

•	Sale Leaseback Financing. Sale leaseback properties provide unique financing opportunities as a result of the credit tenant or net lease nature of the underlying lease obligations and the rated or ratable credit of the tenants supporting those obligations. Unlike financings that rely heavily on the quality of the underlying real estate for property valuation and loan terms, our sale leaseback financings focus principally on the quality of the tenant’s credit and on the completeness of the underlying lease obligations to provide an uninterrupted source of funds for loan repayment. Sale leaseback financings frequently permit an attractive loan-to-value ratio depending on the needs and desires of the borrower. Similar to securitized mortgage financings, sale leaseback financings usually prohibit prepayment entirely or require the payment of make-whole premiums or the posting of defeasance collateral.

•	Formulated Price Contract Financing. As previously described, under our formulated price contracts we acquire vacant surplus bank branches from financial institutions at a formulated price established by independent appraisals using a valuation methodology that values each property based on its highest and best use and its alternative use, and then applies a negotiated discount. Subsequent to executing a long-term lease with a new tenant, we may finance the property by adding it to the collateral asset pool of our $400.0 million secured credit facility. The leased-up value of the property is much greater than the established book value, which was determined when purchased vacant, using a discounted appraised value. The leased-up value is the basis in determining the amount to finance. Therefore, this may cause the leverage ratio on these leased-up bank branches to be higher than our average targeted leverage ratio.

•	Specifically Tailored Transaction Financing. We usually finance office buildings and other properties that we acquire in specifically tailored transactions with mortgages that will be securitized individually or contributed to multiple loan securitizations, using collateralized mortgage-backed securities underwriting criteria and documentation. This financing structure typically contains provisions that provide for lock-out periods on prepayments, make-whole premiums or defeasance provisions, and reserves for capital expenditures and tenant improvement costs. By incorporating these restrictions in the financing structure, lenders are able to provide more advantageous loan-to-value ratios and interest rates. Mortgage financing loans that are contributed to securitizations are usually written on a non-recourse basis to the borrower, with carve-outs for fraud, misapplication of funds and other bad acts by the borrower or persons under the borrower’s control. In some cases, we use traditional non-securitized mortgage financing.

•	Short-Term Financing Facilities. In 2005, we obtained a short-term bridge facility in anticipation of completing a pooled securitization financing. This facility is secured by three office buildings and expires on June 30, 2006, at which time this $90.0 million facility must be renewed or repaid. We anticipate the completion of a pooled securitization financing before the short-term bridge facility expires, in order to refinance the three office buildings as well as a multitude of other assets.

      We consider a number of factors when evaluating our level of indebtedness and making financing decisions, including, among others, the following:

•	the interest rate of the proposed financing;

•	the extent to which the financing impacts the flexibility with which we manage our properties;

•	prepayment penalties and restrictions on refinancing;

•	the purchase price of properties to be acquired with the financing;

•	our long-term objectives with respect to the properties securing the financing;

•	our target investment return;

•	the terms of any existing leases;

•	the credit of tenants leasing the properties;

•	the estimated market value of the properties upon refinancing; and

•	the ability of particular properties, and our company as a whole, to generate cash flow to cover expected debt service.
      We will also consider the impact of individual financings on our corporate financial structure and unsecured debt covenants. Among the factors we consider are:

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

Our Strengths
      We believe that our business strategy and operating model distinguish us from developers and other owners, operators and acquirors of real estate in a number of ways, including:

•	Banking Industry Focus. The extensive real estate holdings of the banking industry present us with the opportunity to continue to grow our portfolio in the future. We believe that consolidation activity, the sale of underutilized real estate, regulatory restrictions affecting banks’ ability to hold real estate for investment purposes and other trends in the banking industry are likely to continue to result in acquisition opportunities for us.

•	Limited Competition. We believe that we are the only real estate company that acquires the full range of real estate assets from banks and other financial institutions through sale leaseback and specifically tailored transactions, as well as by utilizing our unique formulated price contract structure, exclusive of market limitations. Most of our acquisitions have been privately negotiated and have not resulted from a competitive bidding process.

•	High Credit Quality Tenants. Our tenant base consists principally of banks and other financial institutions that are highly regulated. As of December 31, 2005, 86.7% of base revenue from our portfolio was derived from financial institutions in the aggregate and 84.2% was derived from entities with current credit ratings of “A” or better as reported by Standard & Poor’s. Base revenue is the contractual rent required to be paid by a tenant under a lease during the ensuing 12 month period, taking into account all scheduled rental increases and decreases, but excluding reimbursable expenses and the effect of straightlining. Our bank tenants are subject to regulatory oversight by government agencies that is intended to ensure ongoing financial viability. As of December 31, 2005, 13.3% of the base revenue from our portfolio was derived from non-financial institution tenants. While our non-financial institution tenants typically do not have credit ratings by Standard & Poor’s or other similar credit-reporting agencies, and are not required to have any minimum credit rating, we typically assess such prospective tenants by performing background analysis consistent with industry practices evaluating both the general desirability of the tenants as well as their ability to comply with the financial and other terms of our leases.

•	Diversified within Industry Niche. Our portfolio is diversified geographically and by asset type within the banking industry. As of December 31, 2005, our portfolio included both small and large office buildings, as well as bank branches, located in 39 states and Washington D.C.

•	External Growth Opportunities. We believe that our focus on the banking industry, existing relationships with financial institutions, growing visibility in the banking industry and flexible acquisition structures will continue to provide us with opportunities to acquire properties that meet our portfolio criteria.

•	Internal Growth Opportunities. Through our specifically tailored transactions, we often acquire partially occupied properties at prices based on rental income being generated at the time of the acquisition. We also acquire vacant bank branches under our formulated price contracts based on independent appraisals using a valuation methodology that values the property based on its highest and best use and its alternative use, and then applies a negotiated discount. Through our active management and leasing efforts, we believe that we are well-positioned to maximize the value of the underutilized or vacant real estate we acquire. In addition, we strive to increase cash flow by negotiating leases with scheduled rent increases.

•	Stable Risk-Adjusted Returns. We typically enter into long-term triple net or bond net leases with our tenants, many of which are the sellers of the properties. As of December 31, 2005, the weighted average term of our leases was 13.4 years. In addition, as of December 31, 2005, approximately 85.1% of our base revenue was derived from triple net and bond net leases under which we are not responsible for operating expenses or from other similar leases where our exposure to operating expenses is limited by a cap which has been or, we expect, will be reached in the near future. We believe that these types of leases generate consistent and predictable returns, protecting us from market fluctuations and increases in operating expenses.
Dependence on Certain Tenants
      As of December 31, 2005, Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A. represented approximately 32.2%, 18.9% and 14.6%, respectively, of our portfolio’s base revenue and occupied approximately 38.3%, 2.8% and 18.6%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America, State Street Corporation or Wachovia Bank, or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale.
Real Estate Operations
      We perform asset management, leasing, property management, and accounting and finance services relating to our properties, directly and by outsourcing functions to third party service providers.
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
      Property Management. Our property management functions include the coordination and oversight of tenant improvements and building services. For our office buildings and vacant bank branches, we currently outsource a significant portion of day-to-day property management functions. For our properties leased to tenants under triple net and bond net leases, the tenant is responsible for expenses related to all such functions.
      Accounting and Finance. We perform accounting and finance services relating to the management of our real estate. Our accounting and finance personnel perform management of accounts payable, collection of receivables and budgeting of operating expenses through consultation with our asset management group.
Property Improvements
      Most of our bank branches and many of our office buildings are leased on a triple net or bond net basis. For these properties, the tenants are responsible for all improvements and are contractually obligated to perform all routine maintenance on the properties as well or, alternatively, to reimburse us for all of the expenses relating to these functions. For non-financial institution tenants in our office buildings, we typically provide a tenant improvement allocation in accordance with prevailing market conditions. In our office buildings, maintenance and improvements to common areas are incorporated into operating expenses for the buildings, which are passed through to net lease tenants on market terms. All of our tenant improvements are coordinated by our property management group and are performed by local outside contractors.
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
      While we purchase many of our properties on an “as is” basis, our purchase contracts for such properties contain an environmental contingency clause, which permits us to reject a property because of any environmental hazard at such property. However, we do acquire properties which may have asbestos abatement requirements, for which we set aside appropriate reserves.
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

Employees
      We employed 156 full-time employees as of March 15, 2006. We believe that our relations with our employees are good.
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
      You may request a copy of these filings, at no cost, by contacting, Investor Relations, American Financial Realty Trust, 610 Old York Road, Jenkintown, Pennsylvania 19046, by telephone at 1-215-887-2280, by facsimile at 1-215-572-1596, or by e-mail at ir@afrt.com.
      The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

Item 1A.	Risk Factors
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
      One of our key business strategies is to capitalize on our relationships with financial institutions to acquire additional office buildings and bank branches through formulated price contracts. We currently have 14 formulated price contracts with various financial institutions, including contracts with AmSouth Bank, Bank of America, N.A., KeyBank, N.A. and Wachovia Bank, N.A. to acquire surplus bank branches, however these agreements may be terminated without cause upon 90 days notice by AmSouth Bank, Bank of America and KeyBank and by Wachovia Bank immediately upon written notice. Moreover, these agreements only cover surplus bank branches and do not cover each bank’s core office buildings and branches. Therefore, we cannot assure you that we will be able to acquire desirable office buildings and bank branches and execute our business strategy. We may be unable to execute our business plan, which could have a material adverse effect on our operating results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

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
      Our agreements with financial institutions require us to purchase surplus bank branch properties on an “as is” basis. We may receive limited representations, warranties and indemnities from the sellers and, in certain cases, we may be required to indemnify the sellers for certain matters, including environmental matters, in connection with our acquisition of such properties. Pursuant to our formulated price contracts with various banks, we may be required to purchase properties that have environmental conditions, provided the seller agrees, depending on the terms of the relevant formulated price contract, to either (i) investigate or remediate the environmental conditions, (ii) deduct the mutually agreed cost of remediation from the purchase price or (iii) indemnify us for the costs of investigating or remediating the environmental conditions, which indemnity may be limited. If we discover issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations or other significant problems after we acquire the property, we typically have no recourse against the seller and the value of the property may be less than the amount we paid for such property. We may incur substantial costs in remediating or repairing a property that we acquire or in ensuring its compliance with governmental regulations. These capital expenditures would reduce cash available for distribution to our shareholders. In addition, we may be unable to rent these properties on terms favorable to us, or at all.

If we are unable to complete in a timely fashion or at all the prospective acquisitions that we publicly announce from time to time, our operating results could be adversely affected.
      We have publicly announced, and will continue to publicly announce in the future, through our filings with the SEC and through press releases, a number of prospective acquisitions pursuant to which we would acquire additional properties. Our ability to complete these acquisitions is dependent upon many factors, such as satisfaction of due diligence and customary closing conditions and our ability to obtain sufficient debt financing. Our inability to complete these acquisitions or any portion thereof within our anticipated time frame or at all could have a material adverse effect on our results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

Our use of debt financing and our substantial existing debt obligations may decrease our cash flow and put us at a competitive disadvantage.
      We have incurred, and may in the future incur, debt to fund the acquisition of properties. As of December 31, 2005, we had approximately $3,319.5 million of outstanding indebtedness, which includes the aggregate principal amount of our convertible notes of $450.0 million and outstanding advances under our secured credit facility of $171.3 million. Increases in interest rates on our existing variable rate indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay dividends. If we incur additional indebtedness, debt service requirements would increase accordingly, which could further adversely affect our financial condition and results of operations, our cash available for distribution to shareholders and our equity value. In addition, increased leverage could increase the risk of our default on debt obligations, which could ultimately result in loss of properties through foreclosure.
      Since we anticipate that our cash from operations will be insufficient to repay all of our indebtedness prior to maturity we expect that we will be required to repay debt through refinancings, financing of unencumbered properties, sale of properties or the sale of additional equity. As of December 31, 2005, we will have to refinance or repay an aggregate amount of approximately $210.6 million of our existing indebtedness, during the year ended December 31, 2006, including the mezzanine debt of $50.0 million secured by State Street Financial Center, which is prepayable without penalty in October 2006. Such repayments also include the short-term bridge financing of approximately $90.0 million, which expires in June 2006 and includes approximately $16.2 million of recourse to our Operating Partnership. This short-term bridge financing was received in anticipation of completing a pooled securitization financing. We anticipate that the pooled securitization financing will be completed before the short- term bridge financing expires, however we cannot assure you that the timing will not be delayed by unforeseen circumstances and that we will be able to renew or raise the necessary funds to meet our obligations.
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

Our reported earnings per share may be more volatile because of the conversion contingency provision of our senior convertible notes.
      In October 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board ratified the proposed guidance in Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share” (Issue No. 04-8). Issue No. 04-8 requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share using the if-converted method, regardless of whether the contingency has been met. In response to Issue No. 04-8, we entered into a Second Supplemental Indenture to the original Indenture for our convertible senior notes pursuant to which we irrevocably elected to satisfy our conversion obligation with respect to the principal amount of any notes surrendered for conversion with cash and with respect to any excess over the principal amount of any notes surrendered for conversion with cash or common shares. Therefore, Issue No. 04-8 requires us to include in our calculation of diluted earnings per share only those common shares issuable in satisfaction of the aggregate conversion obligation as defined in the Indenture in excess of the aggregate principal amount of notes outstanding. The inclusion of any such shares would cause a reduction in our diluted earnings per share for any periods in which such shares are included. Volatility in our share price could cause such common shares to be included in our diluted earnings per share calculation in one quarter and not in a subsequent quarter, thereby increasing the volatility of our diluted earnings per share.

Our use of variable rate debt exposes us to interest rate volatility, which may adversely affect our operating results and financial condition.
      We may experience interest rate volatility in connection with borrowings that bear interest at variable rates, such as our secured and unsecured credit facilities and short-term bridge financing. Although we generally seek to place permanent debt financing on our properties on a fixed rate basis, we may seek floating rate financing on our properties when we deem it appropriate. We have a secured credit facility that bears interest at a variable rate. We have also obtained an unsecured credit facility of up to $60 million, which also bears interest at a variable rate. Our use of variable rate debt and volatility in interest rates may adversely affect our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.
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
      As of December 31, 2005, approximately 86.7% of our base revenue was derived from financial institutions, including regulated banks. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.

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
      As of December 31, 2005, Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A. represented approximately 32.2%, 18.9% and 14.6%, respectively, of our portfolio’s base revenue and occupied approximately 38.3%, 2.8% and 18.6%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America N.A., State Street Corporation or Wachovia Bank, N.A., or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant property at a comparable lease rate or at all, which could have a material adverse impact on our operating results and financial condition as well as our ability to pay dividends to shareholders.

Our formulated price contracts with financial institutions may require us to purchase bank branches located in unattractive locations or vacant bank branches that we would not elect to otherwise purchase, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends at historical levels or at all.
      We currently have 14 formulated price contracts with various financial institutions, including contracts with AmSouth Bank, Bank of America, N.A., KeyBank, N.A. and Wachovia Bank, N.A. Under our formulated price contracts, we are required, with limited exceptions, to purchase surplus bank branches that these financial institutions own. We may terminate our agreements with AmSouth Bank, Bank of America and KeyBank without cause upon 90 days written notice, and our agreement with Wachovia Bank immediately upon written notice. Financial institutions may elect to sell us surplus bank branches under our formulated price contracts for any number of reasons, including, among others, that the properties:

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
      Under the partnership agreement of 801 Market Street Holdings, L.P., which owns our 801 Market Street property, we are contractually restricted, until April 5, 2008, from selling or refinancing the property without the consent of the holders of a majority of the 11% minority limited partnership interest in 801 Market Street Holdings, L.P. As a result of these restrictions, we could be precluded from disposing of, refinancing or taking other material actions with respect to these properties during the restricted period, even if we are presented with an opportunity to dispose of or refinance these properties on terms that we believe are attractive.
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

We have a credit facility under which the lender will have the right, under certain circumstances, to require that we pledge additional collateral or repay a portion of the outstanding principal on short notice, which could have an adverse effect on our business.
      In July 2003, we completed a financing with Deutsche Bank Securities Inc., acting on behalf of Deutsche Bank AG, Cayman Islands Branch, for a $300.0 million secured credit facility. In September 2005, we executed a renewal of this facility, expanding the maximum available under the facility to $400.0 million. As of December 31, 2005 we had $171.3 million of advances outstanding under this facility. Advances under this facility must be repaid within 18 months. Advances under this facility are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties we acquire with the borrowings under this facility or (ii) the acquisition cost of those properties. The lender has the right to reassess this ratio from time to time. If the lender determines that this ratio exceeds a ratio that the lender deems appropriate based on then current market conditions, the lender may require us to pledge additional qualifying collateral under the facility or repay a portion of the principal outstanding under the facility. If we do not have additional qualifying collateral or sufficient available liquidity to satisfy the lender’s requirements, then we could default on our obligations under the facility and thereby risk foreclosure by the lender on the properties we acquired with the borrowings under this facility or we could incur losses in an effort to raise sufficient liquidity to repay the portion of the principal required by the lender. We may complete additional debt financings with similar obligations in the future.

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
      We intend to distribute to our shareholders all or substantially all of our REIT taxable income each year so as to avoid paying corporate income tax and excise tax on our earnings and to qualify for the tax benefits accorded to REITs under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described herein. Since inception, dividends and Operating Partnership distributions have exceeded the minimum amounts required to satisfy the Internal Revenue Code distribution requirements. As such, any distribution amount in excess of our taxable income is designated as a return of capital. All distributions will be made at the discretion of our board of trustees and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors that our board of trustees may deem relevant from time to time. We cannot assure you that we will be able to pay dividends in the future.
      Our ability to pay dividends is based on many factors, including:

•	our ability to make additional acquisitions;

•	our ability to borrow capital;

•	our success in negotiating favorable lease terms;

•	our ability to dispose of non-core properties at favorable terms;

•	our tenants’ ability to perform under their leases; and

•	our anticipated operating expense levels may not prove accurate, as actual results may vary substantially from estimates.
      Elements of each of these factors may be beyond our control and a change in any one or all of these factors could affect our ability to pay future dividends. We also cannot assure you that the level of our dividends will increase over time or that contractual increases in rent under the leases of our properties or the receipt of rental revenue in connection with future acquisitions of properties will increase our cash available for distribution to shareholders. In the event of defaults or lease terminations by our tenants, rental payments could decrease or cease, which would result in a reduction in cash available for distribution.

We may be unable to continue the implementation of our new information system without some interruption of our operating processes and controls.
      Effective January 1, 2006, we went “live” with our new information system, the implementation of which began in August 2005. As a result, a number of our operational processes and internal control procedures have been changed to conform to the work-flow of the new information system. We are also still in the process of verifying data that has been entered into the system, customizing system software and training personnel. We anticipate that the new information system and internal control procedures will enhance our current processes and financial reporting structure. We cannot assure you this implementation will continue without some interruption of our operating processes and controls.
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
      Conflicts of interest relating to the acquisition of our initial properties and operating companies in September 2002 from Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, and several other individuals and entities affiliated or associated with us, may lead to decisions that are not in your best interest. Mr. Schorsch, Jeffrey C. Kahn, our former Senior Vice President — Acquisitions and Dispositions, and Shelley D. Schorsch, our former Senior Vice President — Corporate Affairs and wife of Mr. Schorsch, received, directly or indirectly through their affiliates and family members, approximately 51.1% of the total consideration received by the sellers in connection with these acquisitions. The terms of the agreements relating to these acquisitions were not negotiated in an arm’s length transaction and it is possible that we could realize less value from these acquisitions than we would have achieved had the acquisitions been entered into with an unrelated third party. Additionally, Messrs. Schorsch and Kahn and Ms. Schorsch have unrealized gains associated with their interests in several of these assets and, as a result, any sale of such assets or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing such assets may cause adverse tax consequences to Messrs. Schorsch and Kahn and Ms. Schorsch. These individuals may not be supportive of the taxable disposition or refinancing of the properties when it might otherwise be the optimal time for us to do so and such lack of support could affect our decisions as to the timing and structure of any such dispositions or refinancing in the future. In addition, under the terms of the contribution agreement relating to our acquisition of these properties, we have agreed to indemnify Mr. Schorsch and the other parties to the agreement in the event that we sell, transfer, distribute or otherwise dispose of any of these properties in a transaction that would result in the allocation of taxable income or gain by us to the contributing parties under Section 704 of the Internal Revenue Code, until the earlier of:

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
      We have set a targeted range for the amount of net indebtedness (debt less unrestricted cash and short-term investments) that we incur from time to time. Although our average target range is 60% to 70% of total assets, we may amend or waive this target range at any time without shareholder approval and without notice to our shareholders. For example, as of December 31, 2005 our ratio of debt to total assets was approximately 71.8% and we anticipate that we will continue to exceed our target range of indebtedness for some period of time. Our declaration of trust and bylaws do not limit the amount of indebtedness that we or our operating partnership may incur. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

Our executive officers have agreements that provide them with benefits in the event their employment is terminated, which could prevent or deter a potential acquiror from pursuing a change of control of our company.
      We have entered into agreements with our executive officers that provide them with severance benefits if their employment ends due to a termination by our company without cause, or by Mr. Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, if he terminates his employment for good reason. In the case of such terminations or upon a change of control, the vesting of the restricted shares and options to purchase our common shares held by the executive officers will be accelerated. These benefits could increase the cost to a potential acquiror of our company and thereby prevent or deter a change of control of the company that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
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
      In addition, our default under any one of our mortgage debt obligations may result in a cross-default on certain of our other indebtedness or increase the risk of default on our other indebtedness. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay dividends may be harmed.

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
      We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. These risks can be particularly pronounced with respect to the small, specialty use properties that we may purchase under our formulated price contracts with banks.
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
      There may be environmental problems associated with our properties of which we are unaware. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products, or have had other operations conducted thereon, that have released, or could create a potential for release of, hazardous substances. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership or leasehold interest. We are aware of environmental contamination at some of our properties which we are currently investigating or remediating. We may be indemnified for many of these properties, subject to certain limitations.
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
      Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials (“ACMs”) when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against us for personal injury associated with ACMs. There are or may be ACMs at certain of our properties. We have either developed and implemented or are in the process of developing and implementing operations and maintenance programs that establish operating procedures with respect to ACMs.
      In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset.
      To comply with FIN 47, we assessed the cost associated with our legal obligation to remediate asbestos in our properties known to contain asbestos. We believe that the majority of the costs associated with our remediation of asbestos have been identified and recorded in compliance with FIN 47, however other obligations associated with asbestos in our properties may exist. Other obligations associated with asbestos in our properties will be recorded in our consolidated statement of operations in the future when/if the cost is incurred.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends to shareholders at historical levels or at all.
      All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and under our net leases are typically obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to pay dividends to shareholders at historical levels or at all.

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
      In addition to the indemnities and required insurance policies identified above, many of our properties are also covered by flood and earthquake insurance policies obtained by and paid for by the tenants as part of their risk management programs. Additionally, we have obtained blanket liability and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the tenants fail to restore the properties to their condition prior to a loss. All of these policies may involve substantial deductibles and certain exclusions. In certain areas, we may have to obtain earthquake and flood insurance on specific properties as required by our lenders or by law. We have also obtained terrorism insurance on some of our larger office buildings, but this insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

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
      Any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues are dependent upon payment of rent by financial institutions, which are particularly vulnerable to uncertainty in the worldwide financial markets. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all, and may result in volatility in the market price of our securities.
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
      In the past, we have sold properties that we deemed to be inconsistent with the investment parameters for our portfolio. We intend to continue to sell such properties. We may also sell properties for other reasons, as we deem appropriate.
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

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      As of December 31, 2005, we owned or held leasehold interests in 1,107 properties located in 39 states and Washington, D.C., containing an aggregate of approximately 37.1 million rental square feet. The following table presents our portfolio as of December 31, 2005, grouped according to the transaction in which we acquired the properties (in thousands, except number of buildings and rentable square feet):

		Number of	Rentable	Occupancy
Seller/ Property Name	Date of Acquisition	Buildings	Square Feet	Percentage

Formation Transactions	September 2002	69	1,391,686	93.6%
Bank of America, N.A.	December 2002	6	203,356	81.5%
Dana Commercial Credit Corp.	January 2003	15	3,721,044	92.3%
Pitney Bowes — Wachovia	March 2003	82	984,492	99.2%
Finova Capital — BB&T	April 2003	10	322,801	100.0%
Bank of America, N.A.	June 2003	150	7,192,345	87.4%
Citigroup	August 2003	5	28,342	98.6%
Pitney Bowes — Key Bank	September 2003	30	140,590	100.0%
Pitney Bowes — Bank of America	September 2003	96	477,318	96.4%
Three Beaver Valley	September 2003	1	263,058	100.0%
Bank of America Plaza	December 2003	1	750,000	100.0%
State Street Financial Center	February 2004	1	1,024,998	100.0%
Potomac Realty — Bank of America	February 2004	5	50,982	100.0%
215 Fremont Street and Harborside	June 2004	2	661,308	76.7%
101 Independence Center	July 2004	1	526,205	92.7%
Wachovia Bank, N.A.	September 2004	128	6,663,813	86.7%
Bank of America, N.A.	October 2004	217	6,258,568	81.2%
Koll Development, LLC	January 2005	3	530,032	100.0%
National City Bank Building	January 2005	1	160,607	100.0%
Bank of America — Las Vegas	March 2005	1	82,255	94.4%
One Montgomery Street	April 2005	1	75,880	100.0%
801 Market Street	April 2005	1	365,624	94.1%
Bank of Oklahoma	May 2005	1	234,115	86.1%
Regions Bank	June 2005	95	2,547,072	67.8%
Charter One Bank	June 2005	27	485,540	46.2%
Household	July 2005	1	158,000	100.0%
Fireman’s Fund Insurance Company	August 2005	1	710,330	100.0%
One Citizens Plaza	October 2005	1	224,089	100.0%

		Number of	Rentable	Occupancy
Seller/ Property Name	Date of Acquisition	Buildings	Square Feet	Percentage

One Colonial Plaza	November 2005	1	163,920	100.0%
Wachovia Formulated Price Contracts	Various	119	533,322	66.8%
Bank of America Formulated Price Contracts	Various	30	171,358	39.0%
Other	Various	5 1,107	17,033 37,120,083	73.9% 86.3%

      The following descriptions reflect the principal terms of each significant acquisition.
      Dana Commercial Credit Portfolio: In January 2003, we acquired 16 office buildings, including parking facilities, containing approximately 3.8 million net rentable square feet, from a wholly owned subsidiary of Dana Commercial Credit Corporation. Under the terms of the Company’s net lease with Bank of America, we will receive annual minimum rental payments of approximately $40.4 million from January 2003 through January 2010. From January 2011 through June 2022, Bank of America is not required to pay any base rental income (except for an approximately $3.0 million payment in January 2011), but will continue to pay operating expenses on the space that it occupies. Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise permitted under the lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. In June 2004, Bank of America exercised its option to vacate appropriately 654,000 square feet.
      Pitney Bowes — Wachovia Portfolio: In March 2003, we purchased a portfolio of 87 properties from Pitney Bowes through a sale leaseback arrangement with Wachovia Bank, N.A. Concurrent with this acquisition, we entered into net lease agreements with Wachovia Bank, N.A. for 74 properties and assumed net leases on the 13 remaining properties. As of December 31, 2005, we owned 66 properties with leases to Wachovia Bank, N.A expiring at various dates from 2010 through 2023, 15 properties with leases to various third party financial institutions expiring at various dates through 2015 and one vacant property.
      Bank of America Specifically Tailored and Sale Leaseback Transaction: In June 2003, we acquired from Bank of America, N.A., a portfolio of 27 large office buildings and 131 small office buildings containing approximately 8.1 million rentable square feet. Bank of America, N.A. leased an aggregate of approximately 64.7% of the rentable square feet in this portfolio with an initial lease term of 20 years. Bank of America, N.A. will pay approximately $45.0 million in annual base rent under the 20 year lease for this portfolio. Bank of America, N.A. has the option to renew this lease for up to six successive five year terms. In the case of a renewal, the rent will be the fair market rental value of the premises, as determined in accordance with the lease.
      Pitney Bowes — Bank of America: In September 2003, we acquired 97 bank branches containing approximately 479,000 square feet from Prefco III Limited Partnership. As of December 31, 2005, we owned 77 properties with leases to Bank of America, N.A. for 20 years on a triple net lease basis and 19 properties with leases to various third party financial institutions expiring at various dates through 2010.
      Bank of America Plaza: In December 2003, we acquired an office building located in St. Louis, Missouri from a subsidiary of General Electric containing approximately 750,000 square feet. The property is primarily occupied by Bank of America and IBM.
      State Street Financial Center: In February 2004, we completed the acquisition of State Street Financial Center, a 36-story, Class A office building in Boston’s Financial District that is 100% leased through September 2023 to a wholly-owned affiliate of State Street Corporation. The property also includes a 900-space parking garage. In connection with the transaction, we paid a lease inducement fee of $8.7 million to a wholly-owned affiliate of State Street Corporation to modify the terms of its lease on the property. Subsequent to the transaction, we also leased the property’s parking garage to a wholly-owned affiliate of State Street Corporation on a triple net basis for 20 years. We sold a 30% minority ownership interest in this property (including the garage) to IPC US Real Estate Investment Trust (IPC) in December 2004 for cash of approximately $60.3 million.
      215 Fremont Street and Harborside: In June 2004, we acquired from Charles Schwab & Co., Inc. (Schwab) a Class A office building in San Francisco, containing approximately 373,500 square feet that is 100% leased on a bond net basis by Schwab for an initial term of 20 years. Concurrently, in a separate transaction, we entered into an agreement to sublease from Schwab approximately 288,000 square feet of vacant space in Harborside, a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, we agreed to sublease this additional space from Schwab. All of our subleases with Schwab will terminate in September 2017, the same date that Schwab’s leases with the ultimate owner terminate. In exchange for the agreements described above, Schwab has agreed to pay a sublease management and standby subtenant fee of approximately $11.5 million, paid over the 18 months ended December 31, 2005. Additionally, Schwab will provide a rent credit, payable through December 31, 2007, totaling approximately $40.0 million, against our initial sublease obligations.
      101 Independence Center: In July 2004, we acquired 101 Independence Center, an approximately 526,000 square foot, Class A office building in Charlotte, North Carolina. In connection with the acquisition, Bank of America, N.A., the primary occupant of the building, extended its lease for 344,000 square feet at the property through July 2021, subject to certain termination rights. As consideration for the lease extension, we paid Bank of America, N.A. a lease extension fee of approximately $5.7 million.
      Wachovia Bank, N.A.: In September 2004, we acquired from Wachovia Bank, N.A. a portfolio of 140 properties aggregating approximately 7.6 million square feet. As of December 31, 2005, Wachovia Bank, N.A. occupied approximately 4.7 million square feet, or 70%, of the remaining portfolio for a 20-year term on a triple net basis and an additional approximately 723,000 square feet of the remaining portfolio on a short term (cancellable) basis for rent equal to operating expenses for the properties. The lease permits Wachovia Bank, N.A. to reduce its leased premises by up to 5% after each of the fourth, ninth and fourteenth lease years without penalty. Such rights are cumulative, such that if Wachovia Bank, N.A. does not exercise its termination rights in the fourth and ninth years, it carries over any such unexercised rights into future years. Wachovia Corporation has guaranteed the lessee’s obligations under the leases.
      Bank of America, N.A.: In October 2004, we completed the acquisition of a portfolio of 248 properties, aggregating 7.3 million square feet, from Bank of America, N.A. On November 22, 2004, we acquired Bank of America, N.A.’s operations center in Kansas City, Missouri, a 317,000 square foot property that was temporarily held back from the original transaction, increasing the size of the overall portfolio to 249 properties and 7.6 million square feet. As of December 31, 2005, Bank of America, N.A. occupied approximately 4.4 million square feet, or 70%, of the remaining portfolio for a term of 15 years on a triple net basis. The lease permits Bank of America, N.A. to reduce its long-term leased premises by up to 200,000 square feet after the end of the second lease year upon payment of a termination fee equal to approximately $3.00 per square foot and up to an additional 200,000 square feet after the end of the third lease year upon payment of a termination fee equal to approximately $4.50 per square foot. Additionally, Bank of America, N.A. has the right to reduce its long-term leased premises by up to 150,000 square feet after three and one-half lease years and eight and one-half lease years without penalty. All such rights are cumulative, such that if Bank of America, N.A. does not exercise its termination rights in any year, it carries over any such unexercised rights into future years. Bank of America Corporation has guaranteed the lessee’s obligations under the lease.

      Koll Development LLC: In January 2005, we acquired three properties, aggregating approximately 531,000 square feet, which were developed by Koll Development, LLC. The properties are 100% leased by Citicorp North America, Inc. on a bond net basis for 15 years.
      Regions Bank: In June 2005, we acquired a portfolio of 111 properties, aggregating approximately 3.0 million square feet from Regions Bank. As of December 31, 2005, Regions Bank occupied approximately 850,000 square feet, or 33% of the remaining portfolio for a 15 year term on a triple net basis.
      Charter One Bank: In June 2005, we acquired a portfolio of 26 properties, aggregating approximately 537,000 square feet from Charter One Bank, N.A., a subsidiary of Citizens Financial Group, Inc. As of December 31, 2005, Charter One Bank occupied approximately 159,000 square feet, or 33% of the remaining portfolio for a 7 year term on a base year lease.
      Fireman’s Fund Insurance Company: In August 2005, we acquired a three-building Class A office complex, the national headquarters for Fireman’s Fund Insurance Company, aggregating more than 700,000 square feet on approximately 64 acres, located in Novato, California. Fireman’s Fund Insurance Company leases 100% of this property on a net lease basis through November 2018.
      Assets Held For Sale: In February 2006, the Company entered into an agreement of sale to sell five 100% occupied, net leased properties for a sale price of $301.0 million, before transactions and closing costs. These properties to be sold by the Company include 215 Fremont Street, Condominium Unit #1 at 123 S. Broad Street, Philadelphia Pennsylvania, and three operations centers purchased from Koll Development LLC. The transaction is expected to close early in the second quarter of 2006.
      At December 31, 2005, we leased properties to over 1,200 tenants. The following table sets forth information regarding leases with our five largest tenants based upon base revenue and rentable square feet:

			% of
		Rental	Portfolio	% of
	Number of	Square	Rentable	Portfolio
	Locations	Feet	Square Feet	Base Revenue

Bank of America, N.A.	471	14,227,702	38.3%	32.2%
Subsidiary of State Street Corporation	1	1,024,998	2.8	18.9
Wachovia, N.A.	202	6,901,574	18.6	14.6
Fireman’s Fund Insurance Company	1	710,330	1.9	4.6
Regions Bank	103	1,414,561	3.8	3.3

	778	24,279,165	73.5%	70.3%

Item 3.	Legal Proceedings
      None

Item 4.	Submission of Matters to a Vote by Security Holders
      None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common shares of beneficial interest trade on the New York Stock Exchange under the symbol “AFR.” The following table sets forth the high and low sales prices for each quarter in the years ending December 31, 2004 and 2005 as quoted on the New York Stock Exchange:

	High	Low

Fiscal Year 2004:
First Quarter	$18.62	$16.21
Second Quarter	$17.20	$12.60
Third Quarter	$15.00	$13.05
Fourth Quarter	$16.26	$14.11
Fiscal Year 2005:
First Quarter	$16.18	$14.45
Second Quarter	$16.00	$14.50
Third Quarter	$15.74	$13.15
Fourth Quarter	$14.49	$11.55
      The number of holders of record of our shares was 431 as of March 15, 2006. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.
Dividend and Distributions Policy
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
      Cash dividends declared during the years ended December 31, 2004 and 2005 were as follows (in thousands, except per share data):

		Total Dollars Declared to
	Per Common Share
	and Operating	Common	Operating Partnership
	Partnership Unit	Shareholders	Unitholders

Fiscal Year 2004
First Quarter	$0.25	$27,412	$1,665
Second Quarter	0.25	27,477	1,613
Third Quarter	0.26	28,835	970
Fourth Quarter	0.26	28,860	944
Fiscal Year 2005
First Quarter	$0.27	$30,115	$915
Second Quarter	0.27	34,697	915
Third Quarter	0.27	34,753	865
Fourth Quarter	0.27	34,752	941
      We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. See the section entitled “Risk Factors” in Item 1A, Part I of this Form 10-K.
Equity Compensation Plans
      Information about our equity compensation plans at December 31, 2005 was as follows:

	(a)	(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights(2)	Column(a))

Equity Compensation plans approved by security holders(1)	3,042,361	$10.40	5,544,947
Equity Compensation plans not approved by security holders	—	—	—

Total	3,042,361	$10.40	5,544,947

(1)	Relates to our 2002 Equity Incentive Plan

(2)	Weighted average exercise price of outstanding options, excludes restricted common shares

Item 6.	Selected Financial Data
      The selected financial data presented below as of December 31, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2005, 2004 and 2003 and the period from September 10, 2002 to December 31, 2002 are derived from the consolidated financial statements of American Financial Realty Trust. The financial data as of December 31, 2001 and for the period January 1, 2002 to September 9, 2002 and the year ended December 31, 2001 are derived from the combined financial statements of our predecessor entities, which consisted of American Financial Resource Group, Inc. and its wholly owned subsidiaries, First States Management Corp., First States Properties, Inc., Strategic Alliance Realty LLC, First States Properties, L.P., First States Partners, L.P., Chester Court Realty, L.P., Dresher Court Realty, L.P., First States Partners II, L.P., First States Partners III, L.P., First States Holdings, L.P., and the general partner of each of these partnerships, all of which are deemed to be our predecessor entities for accounting purposes.
      The historical financial statements of our predecessor entities represent the combined financial condition and results of operations of the entities that previously owned our initial properties and operating companies, as well as several properties and an entity controlled by Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of our board of trustees, or by his wife, Shelley D. Schorsch, our former Senior Vice President — Corporate Affairs, that we did not acquire in connection with our formation transactions. In addition, the historical financial information for our predecessor entities included herein and set forth elsewhere reflects our predecessor entities’ corporate investment strategy. Historical financial results are not indicative of our future performance. In addition, since the financial information presented below is only a summary and does not provide all of the information contained in our financial statements, including related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements, including related notes and the reports of Independent Registered Public Accounting Firm, which refer to the fact that the consolidated financial information for American Financial Realty Trust is presented on a different cost basis than that of the Predecessor and, therefore, is not comparable.
In thousands, except per share data

				Period from
	Year Ended	Year Ended	Year Ended	September 10, 2002 to
	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002

Operating Information:
Total revenues	$520,349	$319,875	$119,790	$13,202
Income (loss) from continuing operations	(94,290)	(24,511)	(25,084)	8,412
Net income (loss)	(93,615)	(22,245)	(18,822)	8,944
Basic income (loss) per share:
From continuing operations	(0.79)	(0.24)	(0.35)	0.20
From discontinued operations	0.01	0.02	0.09	0.01
Total basic income (loss) per share	(0.78)	(0.22)	(0.26)	0.21
Diluted income (loss) per share:
From continuing operations	(0.79)	(0.24)	(0.35)	0.19
From discontinued operations	.01	0.02	0.09	0.01
Total diluted income (loss) per share	(0.78)	(0.22)	(0.26)	0.20
Dividends/distributions declared per common share and Operating Partnership units	1.08	1.02	1.00	0.22
Cash Flow Information:
From operating activities	98,283	139,866	94,809	12,879
From investing activities	(702,346)	(1,733,651)	(46,387)	(1,365,239)
From financing activities	603,701	1,493,233	101,894	1,413,202

	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002

Balance Sheet Information:
Real estate investments, at cost	$3,556,878	$3,054,532	$1,654,723	$250,544
Cash and cash equivalents	110,245	110,607	211,158	60,842
Marketable investments and accrued interest	3,353	24,272	67,561	144,326
Residential mortgage-backed securities portfolio	—	—	—	1,116,119
Intangible assets, net	642,467	590,341	115,084	2,413
Total assets	4,623,576	3,951,847	2,142,339	1,605,165
Mortgage notes payable	2,467,596	2,008,554	921,355	149,886
Credit facilities	171,265	270,000	—	—
Convertible debt, net	446,134	445,926	—	—
Reverse repurchase agreements	—	—	—	1,053,529
Total debt	3,084,995	2,724,480	921,355	1,203,415
Below-market lease liabilities, net	67,613	59,232	49,485	1,268
Total liabilities	3,662,509	3,016,789	1,128,373	1,231,990
Minority interest	53,224	65,099	36,365	36,513
Total shareholders’ equity	907,843	869,959	977,601	336,662
Total liabilities and shareholders’ equity	4,623,576	3,951,847	2,142,339	1,605,165

	Predecessor

	Period from
	January 1, 2002 to	Year Ended
	September 9, 2002	December 31, 2001

Operating Information:
Total revenues	$23,981	$34,237
Income (loss) from continuing operations	(3,130)	(6,220)
Net income (loss)	5,657	(2,280)
Cash Flow Information:
From operating activities	2,382	4,587
From investing activities	6,625	(5,745)
From financing activities	(7,388)	949

December 31, 2001

Balance Sheet Information:
Real estate investments, at cost	$177,578
Cash and cash equivalents	1,597
Marketable investments and accrued interest	546
Total assets	183,760
Mortgage notes payable	158,587
Credit facilities	3,791
Other indebtedness	4,754
Total debt	167,132
Total liabilities	174,611
Owners’ net investment	9,149
Total liabilities and owners’ net investment	183,760

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	our business strategy;

•	our projected operating results;

•	our ability to identify and complete additional property acquisitions;

•	our ability to profitably dispose of non-core assets;

•	our ability to complete and finance pending property acquisitions, including those under our formulated price contracts, and the estimated timing of the closings of such acquisitions;

•	our ability to obtain future financing;

•	our ability to lease-up assumed leasehold interests above the leasehold liability obligation;

•	estimates relating to our future dividends;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our products, operations and business.
      The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	our ability to successfully complete our information system implementation currently in progress;

•	availability of qualified personnel;

•	our ability to maintain an adequate, effective control environment;

•	our ability to accurately project future financial performance;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in Part IA of this Form 10-K.
      When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
Overview
      We are a self-administered, self-managed Maryland real estate investment trust, or REIT. We are focused primarily on acquiring and operating properties leased to regulated financial institutions. We believe banks will divest of their corporate real estate, in order to enhance operating performance. We also believe that our contractual relationships, with large national banks, our growing visibility within the banking industry and the flexible acquisition and lease structures we can offer financial institutions positions us for continued growth. We seek to lease our properties to banks and financial institutions, generally using long-term triple net or bond net leases, resulting in stable risk-adjusted returns on our capital. We lease space not occupied by financial institutions to other third party tenants at market terms.
      We believe that our competitive advantage over traditional real estate companies is our ability to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that financial institutions enjoy our long-term relationship oriented business strategy rather than undergoing a competitive, selective bidding process with various real estate companies. Recent transactions involving Bank of America, N.A., Wachovia Bank, N.A., Citizens Financial Group, Inc. and Regions Financial Corporation demonstrate our ability to cultivate and maintain mutually beneficial relationships with leading financial institutions.
      As of December 31, 2005, we owned or held leasehold interests in 1,107 properties located in 39 states and Washington, D.C., including 645 bank branches and 462 office buildings, containing an aggregate of approximately 37.1 million rentable square feet.

Acquisitions
      During the year ended December 31, 2005, we acquired interests in 286 properties, containing an aggregate of approximately 6.8 million square feet, and 33 land parcels, for a total net purchase price of $919.8 million. The most significant acquisitions included the purchase of (i) a three-building Class A office complex, aggregating more than 700,000 square feet on approximately 64 acres, which is the corporate headquarters of Fireman’s Fund Insurance Company; (ii) a portfolio of 111 properties from Regions Bank, aggregating approximately 3.0 million square feet; (iii) a portfolio of 35 properties from Charter One Bank, N.A., a subsidiary of Citizens Financial Group, Inc., aggregating approximately 537,000 square feet; and (iv) three properties, aggregating approximately 531,000 square feet, which were developed by Koll Development, LLC and 100% leased to Citicorp North America, Inc.

Dispositions
      During the year ended December 31, 2005, we disposed of 143 non-core properties, land parcels and leasehold interests aggregating approximately 2.5 million square feet, for net proceeds of $124.6 million. These dispositions resulted in a gain of $22.4 million, before minority interest. Approximately 1.7 million square feet was vacant or soon to be vacant at the time of sale.

Financings
      During the year ended December 31, 2005, we received proceeds of $933.8 million from new mortgages, including (i) debt secured by properties acquired during the year ended December 31, 2005 of $449.8 million, (ii) long-term financing of $304.0 million on the portfolio of properties acquired from Bank of America, N.A. in October 2004, which was originally financed under our secured credit facility, and (iii) $180.0 million refinancing of the mortgage debt on our Dana Commercial Credit portfolio of office properties. The refinancing of our Dana Commercial Credit portfolio is consistent with our refinancing strategy, which is focused on extending the term of existing debt while selectively reducing or eliminating amortization requirements and increasing internally generated cash flow. During the year ended December 31, 2005, principal payments aggregated $241.8 million, including the payment related to the refinancing of mortgage debt on our Dana Commercial Credit portfolio of $161.3 million, scheduled debt amortization of $57.0 million and prepayments as a result of property dispositions of $23.5 million.
      During the year ended December 31, 2005, we executed a renewal of our secured credit facility, expanding the maximum available under the facility to $400.0 million and extending the term to October 2008. The outstanding advance on our secured credit facility of $270.0 million at December 31, 2004 was paid in March 2005, when we received long-term financing on the portfolio of properties acquired from Bank of America, N.A. in October 2004. The outstanding advance of $171.3 million at December 31, 2005 primarily represents the financing of our Regions Bank portfolio acquired in June 2005 and our leased-up bank branches acquired from Wachovia Bank, N.A. in November 2005.

Second Public Offering
      On May 9, 2005, we completed a second public offering of 16,750,000 common shares of beneficial interest at $14.60 per share. The aggregate net proceeds from this offering (after underwriting discounts, commissions and other offering costs) were approximately $242.8 million. The Company used the aggregate net proceeds for acquisitions.

Portfolio Review
      Summarized in the table below are our key portfolio statistics, each of which decreased during the year ended December 31, 2005. These decreases were primarily due to the recapture of scheduled short-term space occupied by bank tenants subsequent to recent acquisitions of certain properties and the acquisition of vacant branches purchased under our formulated price contracts in the fourth quarter of 2005. Over the upcoming periods, we expect that our occupancy will increase through the lease-up of core properties and the disposal of non-core properties. However, we expect that other key portfolio metrics will decrease as we lease-up core properties to non-bank tenants.

	December 31,

	2005	2004

Occupancy	86.3%	87.0%
% base revenue from financial institutions	86.7%	88.4%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	84.2%	86.3%
% base revenue from net leases(1)	85.1%	89.7%
Average remaining lease term (years)	13.4	14.7

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.
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

New Information System
      Effective January 1, 2006, we implemented a new information system. As a result, a number of our operational processes and internal control procedures will change to conform to the work-flow of the new application. We anticipate that the new information system and internal control procedures will enhance our current processes and financial reporting structure, however we cannot assure you that this implementation will be executed without some interruption of our operating processes and controls.
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

Revenue Recognition
      Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straightline basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straightline basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Revenues also include income related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.
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
      Based on the occurrence of certain events or changes in circumstances, we review the recoverability of the property’s carrying value. Such events or changes in circumstances include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and

•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
      We review our portfolio on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

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
      SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and currently used by us to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. The SEC deferred the effective date for SFAS No. 123(R) for public companies to the first annual period beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at December 31, 2005, compensation expense related to stock option awards will be approximately $82 and $6 for the years ending December 31, 2006 and 2007, respectively.
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

Results of Operations

Comparison of the Year Ended December 31, 2005 and 2004
      The following comparison of our results of operations for the year ended December 31, 2005 to the year ended December 31, 2004, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2004 and still owned by us at December 31, 2005, excluding assets held for sale at December 31, 2005 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2004 through December 31, 2005. Acquisitions include State Street Financial Center, Harborside, 101 Independence Center, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Bank of America, N.A. portfolio acquired in October 2004, the National City Bank Building, Bank of America — West, One Montgomery Street, 801 Market Street, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio, Household, Fireman’s Fund, One Citizen Plaza, One Colonial Plaza and properties acquired under our formulated price contracts.
Amounts in thousands:

					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio

	2005	2004	2005	2004	2005	2004	2005	2004

Revenues:
Rental income	$147,955	$142,485	$182,733	$81,155	$(823)	$(480)	$329,865	$223,160
Operating expense reimbursements	67,765	64,932	117,466	28,607	13	(19)	185,244	93,520
Interest and other income, net	2,374	1,010	465	(479)	2,401	2,664	5,240	3,195

Total revenues	218,094	208,427	300,664	109,283	1,591	2,165	520,349	319,875
Property operating expenses	95,333	91,290	175,794	54,967	(12,713)	(6,352)	258,414	139,905
Property writedown — hurricane	—	—	949	—	—	—	949	—
Property damage recoverage — hurricane	—	—	(949)	—	—	—	(949)	—

Net operating income	122,761	117,137	124,870	54,316	14,304	8,517	261,935	179,970
Marketing, general and administrative	—	—	—	—	24,144	23,888	24,144	23,888
Broken deal costs	—	—	—	—	1,220	227	1,220	227
Amortization of deferred equity compensation	—	—	—	—	10,411	9,078	10,411	9,078
Outperformance plan — contingent restricted share component	—	—	—	—	—	(5,238)	—	(5,238)
Severance and related accelerated amortization of deferred compensation	—	—	—	—	4,503	1,857	4,503	1,857

Earnings before interest, depreciation and amortization	122,761	117,137	124,870	54,316	(25,974)	(21,295)	221,657	150,158
Depreciation and amortization	72,820	68,664	89,789	34,634	1,314	510	163,923	103,808

Operating income	$49,941	$48,473	$35,081	$19,682	$(27,288)	$(21,805)	57,734	46,350

Interest expense							(157,608)	(89,417)
Gain on sale of land and minority interest in a property, net							1,596	17,773
Net loss on investments							(530)	(409)
Minority interest							4,518	1,192

Loss from continuing operations							(94,290)	(24,511)

Discontinued operations							(18,952)	(6,084)
Yield maintenance fees							(567)	(3,060)
Net gains on disposals							20,194	11,410

Income (loss) from discontinued operations							675	2,266

Net loss							$(93,615)	$(22,245)

Net Operating Income
      Total revenues increased $200.4 million, or 62.6%, to $520.3 million for the year ended December 31, 2005 from $319.9 million for the year ended December 31, 2004. Property operating expenses increased $118.5 million, or 84.7%, to $258.4 million for the year ended December 31, 2005 from $139.9 million for the year ended December 31, 2004. These increases, which are largely attributable to Acquisitions as well as certain 2005 activity in Same Store portfolios, resulted in an increase to total net operating income of $81.9 million, or 45.5%, to $261.9 million for the year ended December 31, 2005 from $180.0 million for the year ended December 31, 2004.

Same Store — Net Operating Income
      Net operating income on the Same Store increased $5.7 million, or 4.9%, to $122.8 million for the year ended December 31, 2005 from $117.1 million for the year ended December 31, 2004. This increase was primarily due to the following:
      Dana Commercial Credit. The properties in the Dana Commercial Credit portfolio are primarily occupied by Bank of America, N.A. under a single master lease agreement. This master lease agreement allows Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009, and 2015. The return of the space does not reduce the amount of Bank of America, N.A.’s contractual rent obligations. In June 2004 and January 2005, Bank of America, N.A. returned in aggregate approximately 654,000 square feet. Prior to June 2004, Bank of America, N.A. paid rent on the returned space and directly collected the rent from its third party tenants and directly paid operating expenses. As a result, in June 2004 and January 2005, in addition to the income we already receive from Bank of America, N.A. for the properties, we also began directly collecting rental income and operating expense reimbursements from subtenants that occupy a portion of the returned space and from Bank of America, N.A. for certain space that it decided to retain and directly paying and incurring operating expenses. These increases to net operating income on the Dana Commercial Credit portfolio were partially offset by lost rental income from a scheduled lease termination by a non-bank tenant, which occurred in June 2005. The net effect of this returned space and the scheduled lease termination totaled approximately $0.9 million of additional net operating income for the year ended December 31, 2005 compared to the year ended December 31, 2004.
      The increase in rental income in the Dana Commercial Credit portfolio was also related to the correction of straightline rental income. During the fourth quarter of 2005, the Company discovered that rental income was being straightlined through December 2022, six months longer than the actual expiration of June 2022. After evaluating the impact of this adjustment, approximately $0.9 million of additional rental income was recorded during the fourth quarter of 2005 in order to adjust deferred straightline rent to the proper balance as of December 31, 2005.
      Formulated price contract. Net operating income on Same Store also increased as a result of new leases across certain portfolios, particularly properties acquired under our formulated price contracts with Wachovia Bank, N.A. and Citibank. Once branches purchased or assumed under our formulated contracts are leased, the tenant generally directly pays operating expenses under net lease arrangements.
      123 South Broad Street. During the year ended December 31, 2005, we recorded an early termination fee of $1.3 million, which resulted in an increase to other income. This fee was received in connection with a bank tenant vacating a portion of the space it leased in 123 South Broad Street in Philadelphia. As a result of this early termination, net operating income, excluding the early termination fee, on our 123 South Broad Street decreased primarily due to the accelerated amortization of the accounts related to the lease.
      Bank of America, N.A. Portfolio Acquired in June 2003. During the year ended December 31, 2005, we recorded an early termination fee of $0.5 million, which resulted in an increase to other income, from a non-bank third party tenant. This early termination was initiated by the tenant due to its financial instability. In connection with this early termination, we accelerated amortization of straightline rent and intangibles, which resulted in an increase to rental income of $1.0 million.
      Three Beaver Valley. During the year ended December 31, 2005, we finished construction of an adjacent parking garage and signed a new lease with the tenant effective January 1, 2005, which contributed $0.4 million to net operating income.

Acquisitions — Net Operating Income
      Net operating income on Acquisitions increased $70.6 million, or 130.0%, to $124.9 million for the year ended December 31, 2005 from $54.3 million for the year ended December 31, 2004. This increase primarily relates to the following:
      Timing of Acquisitions. The increase in net operating income on Acquisitions primarily related to the timing of acquisitions in the year ended December 31, 2005, which included a full year of results for Acquisitions purchased in 2004 and a partial year of results for Acquisitions purchased in 2005. The largest effect relates to the September 2004 and October 2004 purchases of the portfolios of properties from Wachovia Bank, N.A. and Bank of America, N.A., respectively.
      State Street Financial Center. Both the timing of the acquisition of State Street Financial Center in February 2004 and the July 2004 completion of the lease on the parking garage at State Street Financial Center contributed to the increase in net operating income on Acquisitions.
      Lease-up. Net operating income on Acquisitions also increased as a result of lease-up across certain portfolios, including Harborside in Jersey City, New Jersey and properties acquired under our formulated price contracts.

Marketing, General and Administrative Expenses
      Marketing, general and administrative expenses increased $0.2 million, or 0.8%, to $24.1 million for the year ended December 31, 2005, from $23.9 million for the year ended December 31, 2004. This increase was primarily attributable to increased personnel costs, professional fees and office and travel related expenses. These increases were partially offset by the increase in the capitalization of certain leasing-related costs. The decrease of marketing, general and administrative expenses as a percentage of total revenues to 4.6% for the year ended December 31, 2005, from 7.5% for the year ended December 31, 2004, is largely attributable to the increase in rental income and operating expense reimbursements resulting from Acquisitions.

Broken Deal Costs
      Broken deal costs increased $1.0 million to $1.2 million for the year ended December 31, 2005, from $0.2 million for the year ended December 31, 2004. Our policy is to capitalize, as deferred costs, external expenses associated with potential acquisitions. However, when we make the decision not to pursue transactions that do not meet our investment criteria, the previously capitalized costs are immediately expensed as broken deal costs in our consolidated statement of operations. The majority of our broken deal costs during both the years ended December 31, 2005 and 2004 related to withdrawing from potential transactions associated with our European expansion efforts.

Amortization of Deferred Equity Compensation
      The amortization of deferred equity compensation increased $1.3 million to $10.4 million for the year ended December 31, 2005, from $9.1 million for the year ended December 31, 2004. This increase was associated with the amortization of additional restricted stock grants issued during the year ended December 31, 2005.

Outperformance Plan — Contingent restricted share component
      During the year ended December 31, 2004, we reversed the previously recorded expense associated with the contingent restricted share component of our Outperformance Plan. This expense was reversed due to variable plan accounting treatment as a result of the performance in our stock price relative to the measured index. The Outperformance Plan was a three-year plan that expired on January 1, 2006 and was succeeded by the 2006 Long Term Incentive Plan as our long-term performance plan for senior executives.

Severance and Related Accelerated Amortization of Deferred Compensation
      During the years ended December 31, 2005 and 2004, we incurred severance charges related to the separation of two senior officers and one senior officer, respectively. These severance charges included the amortization of deferred compensation associated with the acceleration of vesting and additional issuance of restricted stock awards.

Depreciation and Amortization Expense
      Depreciation and amortization expense increased approximately $60.1 million, or 57.9%, to $163.9 million for the year ended December 31, 2005, from $103.8 million for the year ended December 31, 2004. This increase was primarily due to depreciation and amortization expense associated with Acquisitions as well as the following:
      Same Store. The increase in depreciation and amortization expense in Same Store was primarily attributable to the correction of useful lives on certain portfolios. During the year ended December 31, 2005, the Company discovered that certain depreciable assets, primarily intangible assets, were being amortized over the improper useful lives. After evaluating the impact of these adjustments, approximately $0.9 million of additional depreciation and amortization expense was recorded during the year ended December 31, 2005 in order to adjust accumulated amortization to the proper balances. Since the change shortened useful lives, depreciation and amortization is higher in the year ended December 31, 2005 relative to the year ended December 31, 2004.
      The increase in depreciation and amortization expense in Same Store was also related to additional capital and tenant improvements across various portfolios and the accelerated amortization of intangibles and tenant improvements related to early lease terminations.
      Corporate. The increase in depreciation and amortization expense in Corporate is primarily attributable to leasehold improvements, office furniture and fixtures due to the expansion of our Corporate offices as well as equipment associated with our new information system capitalized during the year ended December 31, 2005.

Interest Expense on Mortgages and Other Debt
      Interest expense on mortgage notes and other debt increased approximately $68.2 million, or 76.3%, to $157.6 million for the year ended December 31, 2005, from $89.4 million for the year ended December 31, 2004. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:
      New Borrowings. During the year ended December 31, 2005, we received proceeds of $449.8 million under new or assumed mortgages, secured by properties acquired in 2005, which increased interest expense by $10.3 million. Interest expense increased $28.5 million due to incurring a full year of interest expense on mortgages secured by properties acquired in 2004 and in September 2004 the interest rate on the $520.0 million mortgage note payable secured by State Street Financial Center changed from a variable rate of LIBOR plus 1.25% to a fixed rate of 5.79%. In addition, in March 2005, we completed the $304.0 million long-term financing, secured by the Bank of America, N.A. portfolio purchased in October 2004. This financing bore interest at a floating rate equal to LIBOR plus 0.02% through June 14, 2005, before reverting to a fixed rate of 5.96% for the remainder of the loan term and increased interest expense by $13.0 million.
      Secured Credit Facility. Interest expense on our secured credit facility increased by $0.9 million. Although average advances under our secured credit facility decreased to $85.9 million during the year ended December 31, 2005 from $95.3 million during the year ended December 31, 2004, the weighted average effective interest rate increased to 6.89% from 5.29%. The advances outstanding at December 31, 2004 of $270.0 million were drawn in October 2004 to partially fund the acquisition of the Bank of America, N.A. portfolio. These funds were repaid in March 2005, when proceeds of $304.0 million from a long-term loan secured by the portfolio were received. After the repayment in March 2005, the secured credit facility remained unused until funds were drawn to finance a portion of the Regions Bank portfolio and leased-up properties purchased under formulated price contracts during the third and fourth quarters of 2005.
      Senior Convertible Notes. During the year ended December 31, 2005, we incurred a full year of interest expense associated with our convertible senior notes issued in July 2004 and October 2004, which resulted in an increase to interest expense of $12.4 million.
      Deferred Financing Costs. During the year ended December 31, 2005, we incurred additional non-cash interest expense of $4.7 million related to the accelerated amortization of deferred financing costs due to the refinancing of the mortgage secured by the Dana Commercial Credit portfolio. During the year ended December 31, 2005, we also incurred additional non-cash interest expense associated with the change in the amortization method of deferred financing costs from the straightline to effective interest method. This change in methodology resulted in an increase in non-cash interest expense of $0.5 million to adjust accumulated amortization to the proper balance at December 31, 2005.
      Variable to Fixed Changes in Interest Rates. The $63.0 million mortgage secured by Bank of America Plaza completed in April 2004, converted from a variable rate of LIBOR plus 1.5% (2.62% in June 2004) to a fixed rate of 4.55% in July 2004.
      Debt Amortization and Extinguishment. These increases in interest expense are partially offset by contractual debt amortization of $57.0 million during the year ended December 31, 2005 and the early extinguishment of debt of approximately $23.5 million due to the disposition of the underlying properties.

Gain on Sale of Land and Minority Interest in a Property, Net
      During the year ended December 31, 2005, we sold five parcels of land acquired in November 2005 under our formulated price contract with Wachovia Bank, N.A. for a net gain of $1.6 million. The net gain recorded during the year ended December 31, 2004, primarily relates to the sale of a 30% interest in State Street Financial Center for a net gain of $17.7 million.

Net loss on Investments
      Net loss on investments increased $0.1 million to $0.5 million for the year ended December 31, 2005, from $0.4 million for the year ended December 31, 2004. This increase was primarily due to a loss incurred on the sale of certain marketable securities. We do not hold a position in such securities as of December 31, 2005.

Minority Interest
      Minority interest increased $3.3 million to $4.5 million for the year ended December 31, 2005, from $1.2 million for the year ended December 31, 2004. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street, State Street Financial Center and 801 Market Street properties to third parties that own a minority interest in those properties. We sold a 30% minority interest in State Street Financial Center in December 2004 and acquired an 89% majority interest in 801 Market Street in April 2005; therefore, little or no allocations to minority interest were recorded on these properties during the year ended December 31, 2004. On October 31, 2005, the Company acquired the remaining 11% limited partnership interest in the entity that owned 123 S. Broad Street in Philadelphia, PA. Therefore, allocations of minority interest on 123 South Broad ceased after October 31, 2005.

Discontinued Operations — Loss from Discontinued Operations.
      Loss from discontinued operations increased $12.9 million to a loss of $19.0 million, net of minority interest, for the year ended December 31, 2005, from a loss of $6.1 million, net of minority interest, for the year ended December 31, 2004. The properties included in discontinued operations generated approximately $13.1 million more in net loss during the year ended December 31, 2005 compared to the same period in 2004, primarily due to interest expense and depreciation and amortization. A majority of the properties sold or held for sale at December 31, 2005 were acquired in 2005 or in the fourth quarter of 2004 and therefore only contributed a partial year of losses to the year ended December 31, 2004, if at all. This increase was partially offset by a $0.2 million decrease in impairment charges during the year ended December 31, 2005 compared to the same period in 2004.

Discontinued Operations — Yield Maintenance Fees
      During the year ended December 31, 2005, we sold seven properties encumbered by a mortgage and incurred related charges on the early extinguishment of debt of approximately $0.6 million, net of minority interest. In comparison, during the year ended December 31, 2004, we sold three properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $3.1 million, net of minority interest.

Discontinued Operations — Net Gains
      During the year ended December 31, 2005 and 2004, we sold 130 and 48 properties for a gain of $20.2 million and $11.4 million, net of minority interest and income taxes, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur income tax liability.

Comparison of the Years Ended December 31, 2004 and 2003
      The following comparison of our results of operations for the year ended December 31, 2004 to the year ended December 31, 2003, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2003 and still owned by us at December 31, 2004, excluding assets held for sale at December 31, 2005 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2003 through December 31, 2004. Acquisitions included the Dana Commercial Credit portfolio, Pitney Bowes-Wachovia, Bank of America, N.A. portfolio purchased in June 2003, Pitney Bowes-KeyBank, Pitney Bowes-Bank of America, Three Beaver Valley, Bank of America Plaza, State Street Financial Center, Harborside, 101 Independence Center, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Bank of America, N.A. portfolio acquired in October 2004 and properties acquired under our formulated price contracts.
Amounts in thousands:

					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio

	2004	2003	2004	2003	2004	2003	2004	2003

Revenues:
Rental income	$25,193	$24,294	$198,447	$61,276	$(480)	$(83)	$223,160	$85,487
Operating expense reimbursements	5,810	5,860	87,729	24,143	(19)	(21)	93,520	29,982
Interest and other income, net	682	640	(150)	148	2,663	3,533	3,195	4,321

Total revenues	31,685	30,794	286,026	85,567	2,164	3,429	319,875	119,790
Property operating expenses	13,505	13,030	132,747	34,297	(6,347)	(3,195)	139,905	44,132

Net operating income	18,180	17,764	153,279	51,270	8,511	6,624	179,970	75,658
Marketing, general and administrative	—	—	—	—	23,888	16,350	23,888	16,350
Broken deal costs	—	—	—	—	227	—	227	—
Amortization of deferred equity compensation	—	—	—	—	9,078	3,361	9,078	3,361
Outperformance plan — cash component	—	—	—	—	—	2,014	—	2,014
Outperformance plan — contingent restricted share component	—	—	—	—	(5,238)	5,238	(5,238)	5,238
Severance and related accelerated amortization of deferred compensation	—	—	—	—	1,857	—	1,857	—

Earnings before interest, depreciation and amortization	18,180	17,764	153,279	51,270	(21,301)	(20,339)	150,158	48,695
Depreciation and amortization	8,821	8,864	94,477	33,965	510	146	103,808	42,975

Operating income	$9,359	$8,900	$58,802	$17,305	$(21,811)	$(20,485)	46,350	5,720

Interest expense							(89,417)	(28,164)
Gain on sale of land and minority interest in a property, net							17,773	—
Net loss on investments							(409)	(9,239)
Net interest income from residential mortgage-backed securities							—	4,661
Minority interest							1,192	1,938

Loss from continuing operations							(24,511)	(25,084)

Discontinued operations							(6,084)	(2,145)
Yield maintenance fees							(3,060)	—
Net gains on disposals							11,410	8,407

Income from discontinued operations							2,266	6,262

Net loss							$(22,245)	$(18,822)

Net Operating Income
      Total revenues increased $200.1 million, or 167.0%, to $319.9 million for the year ended December 31, 2004 from $119.8 million for the year ended December 31, 2003. Property operating expenses increased $95.8 million, or 217.2%, to $139.9 million for the year ended December 31, 2004 from $44.1 million for the year ended December 31, 2003. These increases, which are largely attributable to Acquisitions as well as certain 2004 activity in Same Store portfolios, resulted in an increase to total net operating income of $104.3 million, or 137.8%, to $180.0 million for the year ended December 31, 2004 from $75.7 million for the year ended December 31, 2003.

Same Store — Net Operating Income
      Net operating income on the Same Store increased $0.4 million, or 2.2%, to $18.2 million for the year ended December 31, 2004 from $17.8 million for the year ended December 31, 2003. This increase was primarily due to the lease-up of properties acquired from Wachovia Bank, N.A. under our formulated price contracts.

Acquisitions — Net Operating Income
      Net operating income on Acquisitions increased $102.0 million, or 198.8%, to $153.3 million for the year ended December 31, 2004 from $51.3 million for the year ended December 31, 2003. This increase primarily related to the following:
      Timing of Acquisitions. The primary reason for the increase in net operating income on Acquisitions related to the timing of acquisitions in that the year ended December 31, 2004 included a full year of results for Acquisitions purchased in 2003 and a partial year of results for Acquisitions purchased in 2004. The largest effect relates to the September 2004 purchase of a portfolio of properties from Wachovia Bank, N.A. and the June 2003 and October 2004 purchases of portfolios of properties from and Bank of America, N.A.
      Dana Commercial Credit. In addition to the effect of the timing of the acquisition of the Dana Commercial Credit portfolio, which occurred in January 2003, net operating income on the Dana Commercial Credit portfolio increased due to the change in lease arrangement in some of the properties from bond net terms to net lease terms. The properties in this portfolio are primarily occupied by Bank of America, N.A. under a single master lease agreement. This master lease agreement allows Bank of America, N.A. to return certain space (or retain the space upon payment of additional rent) in 2004, 2009, and 2015. The return of the space does not reduce the amount of Bank of America, N.A.’s contractual rent obligations. In June 2004 and January 2005, Bank of America, N.A. returned in aggregate approximately 654,000 square feet. Prior to June 2004, Bank of America, N.A. paid rent on the returned space and directly collected the rent from its third party tenants and directly paid operating expenses. As a result, in June 2004 and January 2005, in addition to the income we already receive from Bank of America, N.A. for the properties, we also began directly collecting rental income and operating expense reimbursements from subtenants that occupy a portion of the returned space and from Bank of America, N.A. for certain space that it decided to retain and directly paying and incurring operating expenses. As a result of this change, net operating income on the Dana Commercial Credit portfolio increased $1.7 million in the year ended December 31, 2004 compared to the year ended December 31, 2003.

Marketing, General and Administrative Expenses
      Marketing, general and administrative expenses increased $7.5 million, or 45.7%, to $23.9 million for the year ended December 31, 2004, from $16.4 million for the year ended December 31, 2003. This increase primarily related to additional compensation and related benefits resulting from the increased number of employees required to operate a public company and to manage a substantially increased number of properties. The increase was also attributable to an additional $1.1 million of initial costs associated with the investigation of European expansion opportunities, trustees and officer’s insurance premiums, marketing and travel related expenses and professional fees. The decrease of marketing, general and administrative expenses as a percentage of total revenues to 7.5% for the year ended December 31,

2004, from 13.6% for the year ended December 31, 2003, was largely attributable to the increase in rental income and operating expense reimbursements resulting from Acquisitions.

Broken Deal Costs
      During the year ended December 31, 2004, we incurred broken deal costs of $0.2 million. No such costs were incurred during the year ended December 31, 2003. Our policy is to capitalize, as deferred costs, external expenses associated with potential acquisitions. However, once a decision is made not to pursue transactions that do not meet our investment criteria, the previously capitalized costs are immediately expensed as broken deal costs in the Consolidated Statement of Operations. The majority of our broken deal costs during the year ended December 31, 2004 related to withdrawing from potential transactions associated with our European expansion efforts.

Amortization of Deferred Equity Compensation
      The amortization of deferred equity compensation increased $5.7 million, or 167.6%, to $9.1 million for the year ended December 31, 2004, from $3.4 million for the year ended December 31, 2003. The amortization for the year ended December 31, 2004 included the expense associated with awards granted in 2004 and 2003; whereas amortization for the year ended December 31, 2003 only includes awards granted in 2003, most of which were not granted until July 2003.

Outperformance Plan — Cash and Contingent Restricted Share Components
      During the year ended December 31, 2003, we recorded an expense associated with the cash and contingent restricted share components of our Outperformance Plan of $2.0 million and $5.2 million, respectively. During the year ended December 31, 2004, we reversed the previously recorded expense associated with the contingent restricted share component of our Outperformance Plan, all of which was recorded during the year ended December 31, 2003. This expense was reversed due to variable plan accounting treatment as a result of the performance in our stock price relative to the measured index. The Outperformance Plan was a three-year plan that expired on January 1, 2006 and was succeeded by the 2006 Long Term Incentive Plan as our long-term performance plan for senior executives.

Severance and Related Accelerated Amortization of Deferred Compensation
      During the year ended December 31, 2004, we incurred severance charges related to the separation of one senior officer. These severance charges included the amortization of deferred compensation associated with the acceleration of vesting of restricted stock awards. No such expense was incurred during the year ended December 31, 2003.

Depreciation and Amortization Expense
      Depreciation and amortization expense increased approximately $60.8 million, or 141.4%, to $103.8 million for the year ended December 31, 2004, from $43.0 million for the year ended December 31, 2003. This increase was primarily due to depreciation and amortization expense associated with Acquisitions.
      Same Store. The increase in depreciation and amortization expense in Same Store was primarily attributable to additional capital and tenant improvements.
      Corporate. The increase in depreciation and amortization expense in Corporate was primarily attributable to leasehold improvements and office furniture and fixtures.

Interest Expense on Mortgages and Other Debt
      Interest expense on mortgage notes and other debt increased approximately $61.2 million, or 217.0%, to $89.4 million for the year ended December 31, 2004, from $28.2 million for the year ended

December 31, 2003. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:
      New Borrowings. During the year ended December 31, 2004, interest expense increased by $48.1 million as a result of new debt, secured by properties acquired during the year ended December 31, 2004 and a full year of interest expense on debt secured by properties acquired during the year ended December 31, 2003. The increase included variable to fixed rate interest rate changes described below.
      Variable to Fixed Changes in Interest Rates. The $63.0 million mortgage secured by Bank of America Plaza completed in April 2004, converted from a variable rate of LIBOR plus 1.5% (2.62% in June 2004) to a fixed rate of 4.55% in July 2004. In December 2003, the interest rate on mortgages encumbered by properties in our Bank of America, N.A. portfolio acquired in June 2003 reverted from a variable rate of LIBOR plus 1.40% to a fixed rate of 5.47%. In April and May 2003, interest rates on mortgages secured by our Pitney Bowes-Wachovia and Dana Commercial Credit portfolios reverted from a variable rate of LIBOR plus 1.25% for both loans to a fixed rate of 5.05% and 4.04%, respectively.
      In September 2004, the interest rate on the $520.0 million mortgage note payable secured by State Street Financial Center changed from a variable rate of LIBOR plus 1.25% (2.61% in August 2004) to a fixed rate of 5.79%.
      Secured Credit Facility. During the year ended December 31, 2004, we incurred interest expense of $5.0 million related to advances under our secured credit facility to fund Acquisitions. We did not have any advances under this facility during the year ended December 31, 2003.
      Senior Convertible Note. During the year ended December 31, 2004, we incurred interest expense of $8.2 million associated with our convertible senior notes issued in July 2004 and October 2004. No such expense was incurred during the year ended December 31, 2003.
      Debt Amortization. These increases in interest expense are partially offset by the effect of contractual debt amortization of $39.2 million, which occurred during the year ended December 31, 2004.

Gain on Sale of Land and Minority Interest in a Property, Net
      The net gain recorded during the year ended December 31, 2004, primarily relates to the sale of a 30% interest in State Street Financial Center for a net gain of $17.7 million.

Loss on Investments
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

Net Interest Income on Residential Mortgage-Backed Securities, Net of Expenses
      During the year ended December 31, 2003, net interest income from our residential mortgage-backed securities portfolio was approximately $4.7 million. We did not have any net interest income from residential mortgage-backed securities during the year ended December 31, 2004 because on May 21, 2003, our board of trustees approved the sale of all remaining residential mortgage-backed securities in our portfolio, the repayment of all borrowings under reverse repurchase agreements used to finance the portfolio and the termination of a related hedging agreement. These transactions were completed during the second quarter of 2003.

Minority Interest
      Minority interest decreased approximately $0.7 million to approximately $1.2 million for the year ended December 31, 2004, from approximately $1.9 million for the year ended December 31, 2003. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street and State Street Financial Center properties to individuals who own an 11% and 30% interest in the entities that own those properties, respectively. We sold a 30% minority interest in State Street Financial Center in December 2004; therefore, no allocations to minority interest was recorded on this property during the year ended December 31, 2003.

Discontinued Operations — Loss from Operations.
      Loss from discontinued operations increased approximately $4.0 million to a loss of approximately $6.1 million, net of minority interest for the year ended December 31, 2004, from a loss of approximately $2.1 million, net of minority interest for the year ended December 31, 2003. This increase is primarily due to impairment charges on properties sold of approximately $3.6 million during the year ended December 31, 2004, compared to approximately $1.6 million during the year ended December 31, 2003. Excluding impairment charges, the properties included in discontinued operations generated approximately $1.9 million of additional net loss during the year ended December 31, 2004 compared to the same period in 2003.

Discontinued Operations — Yield Maintenance Fees.
      During the year ended December 31, 2004, we sold three properties encumbered by mortgages and incurred related charges on early extinguishment of debt of approximately $3.1 million, net of minority interest. We did not incur charges related to the early extinguishment of debt, during the year ended December 31, 2003.

Discontinued Operations — Net Gains.
      During the year ended December 31, 2004 and 2003, we sold 48 and 38 properties for a gain, net of minority interest and income taxes, of approximately $11.4 million and $8.4 million, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur an income tax liability on such gains.

Cash Flows for the Year Ended December 31, 2005
      During the year ended December 31, 2005, net cash provided by operating activities was approximately $98.3 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The increase in deferred revenue is due to the prepayment of contractual rent payments received from Bank of America, N.A. for the Dana Commercial Credit portfolio that apply to future periods, sublease management and standby subtenant fees related to our leasehold interest in Harborside and prepaid rent related to properties we did not own on December 31, 2004.
      Net cash used in investing activities was approximately $702.3 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired, of approximately $807.0 million and approximately $41.6 million for payments related to capital expenditures and leasehold termination costs. Payments for capital expenditures and leasehold termination costs include $11.1 million of non-real estate capital expenditures, $6.1 million of tenant improvements, $8.6 million of completed building improvements and equipment projects, $14.8 million of construction in progress and $1.0 million of termination costs. Payments for completed building improvements and equipment include approximately $4.7 million of the pro-rata share of these costs that will be reimbursed with interest by our bank tenants over the useful life of the assets. These payments were partially offset by net sales of marketable securities of approximately $20.7 million and proceeds from sales of real estate and non-real estate investments and payments received to assume leasehold interests of approximately $125.6 million.
      Net cash provided by financing activities was approximately $603.7 million. Financing activities consisted primarily of proceeds from mortgage notes payable, convertible senior notes and credit facilities of approximately $1,108.7 million, which were used principally to finance properties acquired in 2005 and the Bank of America, N.A. portfolio purchased in 2004. We also received approximately $244.4 million of proceeds from our secondary offering in May 2005 and the exercise of stock options and $0.3 million of contributions from the minority interest owners of State Street Financial Center. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $134.4 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $594.9 million, (iii) approximately $4.4 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center and (iv) approximately $16.0 million related to an increase in restricted cash.

Cash Flows for the Year Ended December 31, 2004
      During the year ended December 31, 2004, net cash provided by operating activities was approximately $139.9 million. The level of cash flows provided by operating activities was affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The increase in deferred leasing costs was primarily related to the lease inducement fee paid to a subsidiary of State Street Corporation, the tenant in State Street Financial Center, and a lease extension fee paid to Bank of America, N.A., a tenant in 101 Independence Center. These increases were partially offset by the increase in deferred revenue. The increase in deferred revenue was due to the prepayment of contractual rent payments received from Bank of America, N.A. for the Dana Commercial Credit portfolio that apply to future periods, sublease management and standby subtenant fees related to our leasehold interest in Harborside and prepaid rent related to properties we did not own on December 31, 2003, including State Street Financial Center and the portfolios we purchased from Wachovia Bank, N.A. in September 2004 and Bank of America, N.A. in October 2004.
      Net cash used in investing activities was approximately $1,733.7 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired, of approximately $2,006.7 million, principally for the acquisition of State Street Financial Center, 215 Fremont Street, 101 Independence Center, and the Wachovia Bank, N.A. and Bank of America, N.A. portfolios, and approximately $15.8 million for payments related to capital expenditures and leasehold termination costs. These payments were partially offset by net sales of marketable securities of approximately $42.8 million, proceeds from sales of real estate and non-real estate investments and payments received to assume leasehold interests of approximately $187.0 million and net proceeds from the sale of a 30% interest in State Street Financial Center of $59.0 million.
      Net cash provided by financing activities was approximately $1,493.2 million. Financing activities consisted primarily of proceeds from mortgage notes payable, convertible senior notes and credit facilities of approximately $1,965.5 million, which were used principally to finance a portion of the purchase price of State Street Financial Center, 215 Fremont Street, and the Wachovia Bank, N.A. and Bank of America, N.A. portfolios and proceeds from the exercise of stock options of approximately $7.5 million. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $116.8 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $300.2 million, (iii) approximately $31.1 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center, and (iv) approximately $31.7 million related to an increase in restricted cash.

Cash Flows for the Year Ended December 31, 2003
      During the year ended December 31, 2003, net cash provided from operating activities was approximately $94.8 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. In January 2003, we received a rental payment of approximately $40.4 million from Bank of America, N.A. under the terms of a lease we assumed in the acquisition of a portfolio of 14 office buildings and two parking facilities from a wholly owned subsidiary of Dana Commercial Credit Corporation.

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
Liquidity and Capital Resources

Short-Term Liquidity Requirements
      We had an aggregate of $113.6 million of cash, cash equivalents and short-term investments as of December 31, 2005. On May 9, 2005, we completed a public offering of 16,750,000 common shares and received proceeds of approximately $242.8 million, which were deployed in their entirety to complete acquisitions previously identified in that offering’s prospectus or additional acquisitions identified after the completion of the offering.
      Based on the collateral pool of assets pledged on our secured credit facility at December 31, 2005, we had approximately $198.6 million of immediately available funds and had drawn $171.3 million of advances, resulting in a net immediate availability of $27.3 million. We also had $201.4 million of additional, uncollateralized availability under this facility. In addition to our secured credit facility, we have an unsecured credit facility with a $60.0 million borrowing limit, available for general corporate purposes. At December 31, 2005, we had $56.4 million of letters of credit outstanding under the unsecured facility, resulting in a net availability of $3.6 million. As of December 31, 2005, total availability under both our secured and unsecured credit facilities was approximately $31.0 million, excluding additional collateral that could be pledged under the secured credit facility of $201.4 million.
      As of February 28, 2006, we had $96.7 million of cash, cash equivalents and short-term investments. This decrease during the period from December 31, 2005 to February 28, 2006 primarily relates to our dividend payment of $35.7 million, the interest payment on our senior convertible notes of $9.8 million and acquisitions under our formulated price contracts of $4.3 million.
      These cash payments were partially offset by the receipt of the annual rent payment of $40.4 million related to the Dana Commercial Credit portfolio. Since we completed the refinancing of the mortgage debt on our Dana Commercial Credit portfolio of office properties in December 2005 to a non-amortizing mortgage, we were not required to pay the January principal payment under the original loan terms of approximately $20.5 million. In addition to eliminating principal amortization requirements, the refinancing extended the term of the mortgage from approximately five years to twelve years with an increase in the debt balance from approximately $161.3 million to the refinanced amount of $180.0 million. The interest rate also increased from 4.04% to 5.61% as a result of this refinancing. Completion of the refinancing of this portfolio is consistent with our announced refinancing strategy, which is focused on extending the term of existing debt, while selectively reducing or eliminating amortization requirements, and increasing internally generated cash flow.
      As of December 31, 2005, we had approximately $38.7 million in pending acquisitions under contract or letters of intent, excluding acquisitions pending under our formulated price contracts. The most significant of these pending acquisitions was a portfolio of 16 properties, which we acquired from National City Corporation in March 2006 for a purchase price of approximately $33.3 million, including transaction-

related expenses. We anticipate that these acquisitions will be partially funded from our secured credit facility with an advance of $23.1 million. Our contracts and letters of intent to acquire the proposed acquisitions are subject to various closing conditions, including the satisfactory completion of our due diligence investigation regarding the properties to be acquired, and there can be no assurance as to when, or if, any or all of the proposed acquisitions will be consummated. Likewise, there can be no assurance that the acquisitions we are currently negotiating will result in contracts and/or will be consummated.
      As of December 31, 2005, we also had approximately $54.1 million in pending acquisitions under outstanding notifications and notifications we anticipate receiving under our formulated price contracts. Pursuant to our formulated price contracts, we acquire, or assume leasehold interests in, the surplus bank branches of financial institutions at a formulated price established by independent appraisals. At March 15, 2006, we were still in due diligence periods and had not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate acquiring, based on the appraisals we have received for similar properties. The acquisition of these properties will be principally financed with cash available from operations, proceeds from dispositions and advances from our secured credit facility collateralized by other existing properties in our portfolio. We anticipate receiving advances from our secured credit facility of approximately $34.5 million to fund these acquisitions.
      In March 2006, we anticipate receiving proceeds from selling non-core properties of approximately $29.0 million, net of principal payments on related debt. These dispositions include properties we anticipate acquiring in March 2006 and selling soon after acquisition. We also anticipate receiving an additional $34.5 million in proceeds, net of principal payments on related debt, from the sale of other non-core properties in the second quarter of 2006. We cannot assure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected. In February 2006, we entered into an agreement with Resnick Development Corp. to sell five 100% occupied properties, which aggregate approximately 1.2 million square feet, for approximately $301.0 million, before transaction and closing costs, and net of approximately $16.0 million in loan defeasance and prepayment costs that will be paid or reimbursed by the purchaser at closing. We anticipate that this transaction will be completed in April 2006, at which time, after debt principal payments, defeasance and other closing costs, we anticipate receiving proceeds from this sale of approximately $65 million.
      As of December 31, 2005, we had 14 formulated price contracts with banking institutions, including contracts with three of the six largest depositary institutions in the United States. Unless terminated, our formulated price contracts automatically renew on an annual basis. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms, or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.
      Under a long-term triple-net lease agreement with one of our tenants, we have agreed to allow the tenant to obtain leasehold financing once the tenant is able to obtain certain regulatory approval to conduct its business. The previously vacant property that the tenant leases is presently securitized along with other properties included in our Bank of America, N.A. portfolio acquired in June 2003. The tenant’s financing arrangements, will require us to extinguish the debt and pay approximately $8.3 million to release this property from the securitization. We expect this release to occur during the second quarter of 2006.
      On June 30, 2006, the short-term bridge facility initially received in anticipation of completing a pooled securitization financing, secured by Bank of Oklahoma Plaza, One Citizens Plaza and One Colonial Plaza, will expire at which time this $90.0 million facility must be renewed or repaid. We anticipate that the pooled securitization financing will be completed before the short-term bridge facility expires, however we cannot assure you that the timing will not be delayed by unforeseen circumstances and that we will be able to renew or raise the necessary funds to meet our obligations. In December 2005, we satisfied all post closing requirements related to the short-term bridge facility. The portion of the short-term bridge facility secured by Bank of Oklahoma Plaza and One Citizens Plaza was initially 100% full recourse to our Operating Partnership. The recourse decreased from approximately $68.7 million to approximately $16.2 million, when the post closing requirements were satisfied. We anticipate that the pooled securitization financing will refinance Bank of Oklahoma Plaza, One Citizens Plaza and One Colonial Plaza as well as a multitude of other assets. After debt payments and defeasance costs, we anticipate receiving net proceeds from the pooled securitization financing in the range of approximately $40 million to $50 million.
      Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses, contractually obligated reimbursable and non-reimbursable capital expenditures, dividend and distribution payments to our shareholders and unitholders, respectively, debt service, inclusive of principal repayment and interest expense related to both secured and unsecured debt and commitments to complete pending acquisitions. Although cash flow from real estate operating activity is a source from which these payments are provided, with the exception of acquisitions, it alone is not sufficient to meet these obligations. In addition to cash flow from real estate operating activity and cash available from our credit facilities, we expect to fund short-term liquidity requirements from any or all of the following sources:

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
      However, if these sources of funds become unavailable, our access to the capital markets becomes restricted or we are unable to match the completion of capital sourcing transactions with capital needs, our ability to meet our short-term liquidity requirements will be adversely affected.

Long-Term Liquidity Requirements
      Our long-term requirements generally consist of real property investments, the refinancing of existing long-term debt obligations, which may come due in the next 12 months, as well as the repayment of balances outstanding on our credit facilities. These investments and refinancing requirements may be funded utilizing capital market transactions, which may include the issuance of preferred equity, common equity and various forms of secured and unsecured long-term debt instruments. Such financings may also be funded through short-term bank loans and long-term mortgages. In addition, we are actively managing our debt and capital position. We are currently reviewing our debt portfolio, in order to identify and refinance obligations with high interest rate coupons or high debt service constants. Through these refinancings, we anticipate improved cash flow by decreasing interest payment obligations or eliminating or reducing debt amortization. We are also looking to extend the term of certain debt to balance future refinancing requirements.
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
      Our properties are encumbered by mortgages and other financing agreements aggregating approximately $3,319.5 million in outstanding principal, excluding unamortized premiums and discounts, as of December 31, 2005, with an average remaining term of 11.5 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.67%. During the year ending December 31, 2006, we are required to pay $161.3 million in debt service, which includes $90.0 million under our short-term bridge facility which we expect to refinance from a pooled securitization in the second quarter of 2006, $19.0 million of other balloon payments and $52.3 million of contractual debt amortization. The table below summarizes the properties financed and the principal payments required as of December 31, 2005 in the following calendar years (dollars in millions):

		Balance at	Coupon	Principal Payments and Debt Security Schedule
	Number of	December 31,	Interest
Property/Borrowing	Properties	2005(1)	Rate(1)	2006	2007	2008	2009	2010	Thereafter

State Street Financial Center, Boston, MA	1	$501.5	5.79%	$11.5	$12.2	$12.9	$13.7	$14.6	$436.6
Convertible Senior Notes	—	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	147	391.2	5.47%	9.5	10.1	10.6	11.2	11.9	337.9
Bank of America, N.A. acquired in Oct. 2004	206	298.9	5.96%	4.1	4.4	4.6	4.9	5.2	275.7
Wachovia Bank, N.A.	129	216.4	6.40%	2.9	3.1	3.3	3.6	3.9	199.6
777 San Marin Drive, Novato, CA	1	189.8	5.55%	2.7	2.9	3.0	3.2	3.4	174.6
Dana Commercial Credit	13	180.0	5.61%	0.0	0.0	0.0	0.0	0.0	180.0
Secured credit facility(2)	184	171.3	6.11%	0.0	171.3	0.0	0.0	0.0	0.0
215 Fremont Street, San Francisco, CA	1	131.3	5.98%	3.0	3.2	3.4	3.6	3.7	114.4
101 Independence Center, Charlotte, NC	1	78.8	5.53%	1.1	1.2	1.3	1.3	1.4	72.5
Koll Development Company, LLC	3	66.4	6.35%	0.8	0.8	0.9	0.9	1.0	62.0
Bank of America Plaza, St. Louis, MO	1	60.2	4.55%	2.1	2.2	2.3	53.6	0.0	0.0
Pitney Bowes-Bank of America	73	58.3	5.33%	3.3	2.9	2.0	1.6	1.7	46.8
One Citizens Plaza, Providence, RI(3)	1	51.3	5.69%	51.3	0.0	0.0	0.0	0.0	0.0
123 S. Broad Street, Unit 2, Philadelphia, PA	1	50.9	8.43%	0.5	50.4	0.0	0.0	0.0	0.0
State Street Financial Center Mezzanine(4)	—	50.0	6.19%	0.7	4.9	5.8	6.8	7.6	24.2
Pitney Bowes — Wachovia	41	43.8	4.07%	4.0	4.4	4.9	5.3	25.2	0.0
801 Market Street, Philadelphia, PA	1	42.5	6.17%	0.6	0.6	0.6	0.7	0.7	39.3
Three Beaver Valley, Wilmington, DE	1	42.2	5.06%	0.6	0.7	0.7	0.7	0.8	38.7
123 S. Broad Street, Unit 1, Philadelphia, PA	1	35.1	8.43%	0.4	0.4	0.4	0.5	33.4	0.0
Pitney Bowes — Wachovia	23	25.3	5.50%	0.9	0.9	1.0	1.0	1.1	20.4
One Colonial Place, Glenn Allen, VA(3)	1	21.3	5.69%	21.3	0.0	0.0	0.0	0.0	0.0
One Montgomery Street, San Francisco, CA	1	19.0	8.30%	19.0	0.0	0.0	0.0	0.0	0.0
201 Robert S. Kerr Avenue, Oklahoma City, OK(3)	1	17.4	5.69%	17.4	0.0	0.0	0.0	0.0	0.0
6900 Westcliff Drive, Las Vegas, NV	1	16.9	5.41%	0.2	0.2	0.3	0.3	0.3	15.6
2200 Benson Street, Sioux Falls, SD	1	15.6	6.55%	0.3	0.3	0.3	0.3	0.4	14.0
610 Old York Road, Jenkintown, PA	1	14.8	8.29%	0.2	0.2	0.2	0.2	14.0	0.0
177 Meeting Street, Charleston, SC	1	9.7	7.44%	0.2	0.2	0.2	0.2	0.2	8.7
1965 East Sixth Street, Cleveland, OH	1	6.4	5.31%	0.1	0.1	0.1	0.1	0.1	5.9
50 W. Market Street, West Chester, PA	1	3.5	6.75%	0.1	3.4	0.0	0.0	0.0	0.0
4 Pope Avenue, Hilton Head, SC	1	3.3	5.89%	0.1	0.1	0.1	0.2	0.2	2.6
200 Reid Street, Palatka, FL	1	3.2	5.81%	0.1	0.1	0.1	0.1	0.1	2.7
Debt between $1.0 million and $3.0 million(5)	23	34.1	5.94%	1.0	1.1	1.1	1.2	2.4	27.3
Debt less than $1.0 million(6)	31	19.1	6.19%	1.3	0.6	1.3	2.4	0.8	12.7

	894	$3,319.5	5.67%	$161.3	$282.9	$61.4	$117.6	$134.1	$2,562.2

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	Borrowings bear interest at LIBOR plus 1.75%

(3)	Debt is floating based on LIBOR plus 1.40%.

(4)	Debt is floating based on LIBOR plus 1.83% through October 2006, when it is prepayable without penalty. If not prepaid, it converts to a fixed rate of 9.75% through maturity in July 2013.

(5)	Includes one variable-rate loan totaling $1.1 million, which bear interest at LIBOR plus 2.00%.

(6)	Includes seven variable-rate loans totaling $4.1 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.

     Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured credit facility, limitations on our total indebtedness and our total secured indebtedness. As of December 31, 2005 and 2004, we were in compliance with all of these covenants.
Contractual Obligations
      The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of December 31, 2005 (amounts in thousands):

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total(1)

Mortgage notes payable — fixed-rate	$70,410	$161,817	$236,814	$2,084,077	$2,553,118
Mortgage notes payable — variable-rate	90,866	11,237	14,905	28,079	145,087
Convertible senior notes	—	—	—	450,000	450,000
Credit facilities	—	171,265	—	—	171,265
Operating and capital leases	17,520	35,019	34,138	195,416	282,093
Purchase obligations(2)	92,958	422	322	126	93,828

	$271,754	$379,760	$286,179	$2,757,698	$3,695,391

(1)	Excludes unamortized debt premium and discounts.

(2)	Includes approximately $33.3 million for a portfolio of 16 properties, which we acquired in March 2006 from National City Corporation, other properties aggregating $5.4 million and approximately $54.1 million related to notifications outstanding and notifications we anticipate receiving under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.
     As of December 31, 2005, we had $56.4 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $27.2 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee paid to us by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America, N.A. portfolio we acquired in October 2004, we posted a $20.0 million letter of credit as collateral. This letter of credit may be reduced when certain conditions are met, including various leasing and maintenance requirements. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service. In addition, the Company has $0.6 million in surety bonds outstanding as of December 31, 2005 issued to utility companies in lieu of a cash security deposit to establish service.
      We generally intend to refinance the remaining principal balance of our mortgage notes payable as they become due or repay them if the respective property is sold.
Inflation
      Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, our net leases require the tenant to pay its allocable share of the amortized cost of capital expenditures with interest as well as operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

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
      As of December 31, 2005, our debt included fixed-rate debt, including debt secured by assets held for sale, with a carrying value of approximately $3,003.1 million and a fair value of approximately $2,973.6 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2005 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $219.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $246.1 million.
      As of December 31, 2005, our debt included variable-rate mortgage notes payable with a carrying value of $316.4 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $2.4 million annually.
      These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assumes no other changes in our capital structure.
      As the information presented above includes only those exposures that existed as of December 31, 2005, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. In conducting the aforementioned evaluation and assessment, management identified a material weakness in internal control over financial reporting relative to the Company’s accounting for income taxes, as described below in Item 9A(b). This deficiency was identified during the course of the Company’s 2005 audit. Accordingly, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

(b)	Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined within Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness in internal control over financial reporting is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2005. Based on that evaluation, management has concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting because of a material weakness in internal control over financial reporting relating to the Company’s accounting for income taxes. Specifically, the Company’s processes and procedures did not provide for an appropriate level of expertise to determine the correct tax basis of its property dispositions and did not provide for adequate management oversight and review of the tax accounting treatment of property dispositions. This material weakness resulted in a material misstatement reflecting an overstatement of income tax expense and understatement of net income in the Company’s statement of operations for the quarter and year ended December 31, 2005. The Company corrected this error prior to the issuance of its 2005 financial statements.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Change in Internal Control Over Financial Reporting
      There was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      In response to the material weakness described above, subsequent to December 31, 2005, the Company has taken, and intends to take further, remedial measures. To date, those remedial measures include the following:

•	Design of a revised control process over accounting for income taxes, which includes additional management oversight and review of the tax accounting treatment of property dispositions.

•	Initiate a quarter end review by outside tax accountants, who are not our external auditors, of quarterly tax entries and activities.

Item 9B.	Other Information
      None.

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees of
American Financial Realty Trust:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Financial Realty Trust did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Financial Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2005, American Financial Realty Trust did not maintain effective internal control over financial reporting because of a material weakness in internal control over financial reporting relating to the Company’s accounting for income taxes. Specifically, the Company’s processes and procedures did not provide for an appropriate level of expertise to determine the correct tax basis of its property dispositions and did not provide for adequate management oversight and review of the tax accounting treatment of property dispositions. This material weakness resulted in a material misstatement reflecting an overstatement of income tax expense and understatement of net income in the Company’s statement of operations for the quarter and year ended December 31, 2005.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Realty Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 14, 2006, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that American Financial Realty Trust did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, American Financial Realty Trust has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 14, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of shareholders.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2006 annual meeting of shareholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this report under Item 8 of Part II hereof:
      Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the Financial Statements.

      (b) Exhibits

			Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Filing Date	Exhibit	Herewith

3.1		Amended and Restated Declaration of Trust of the Registrant.	S-11	4/11/03	3.1
3.2		Articles of Amendment to Amended and Restated Declaration of Trust of the Registrant.	10-K	3/9/05	3.2
3.3		Bylaws of the Registrant.	S-11	6/19/03	3.2
3.4		Amended and Restated Agreement of Limited Partnership of First States Group, L.P., dated September 10, 2002.	S-11	2/21/03	3.3
4.1		Registration Rights Agreement, dated September 4, 2002, by and among the Registrant and the Contributors listed on Schedule 1 thereto.	S-11	2/21/03	4.1
4.2		Common Shares Registration Rights Agreement, dated September 4, 2002, by and among the Registrant and Friedman, Billings, Ramsey & Co., Inc.	S-11	2/21/03	4.2
4.3		Registration Rights Agreement, dated September 10, 2002, by and among the Registrant, Nicholas S. Schorsch, Irvin G. Schorsch and Louis D. Davis, III.	S-11	2/21/03	4.3
4.4		Common Shares Registration Rights Agreement, dated September 10, 2002, by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc., as agent for the investors listed on Schedule A thereto.	S-11	2/21/03	4.4
4.5		Indenture, dated as of July 9, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	10/7/04	4.1
4.6		First Supplemental Indenture, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	10/7/04	4.2
4.7		Second Supplemental Indenture, dated as of December 29, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	12/30/04	4.3
4.8		Form of 4.375% Convertible Senior Notes (included in Exhibit 4.6).	S-3	10/7/04	4.3
4.9		Registration Rights Agreement, dated as of July 9, 2004, among American Financial Realty Trust, Deutsche Bank Securities, Inc. and Banc of America Securities LLC.	S-3	10/7/04	4.4
4.10		Registration Rights Agreement, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Securities, Inc.	S-3	10/7/04	4.5
10.1		Contribution Agreement, dated September 4, 2002, by and between the Contributors and First States Group, L.P.	S-11	4/11/03	10.1
10.2		Limited Partnership Agreement of First States Partners II, L.P., dated September 12, 2000.	S-11	4/11/03	10.2
10.3		Agreement, dated November 22, 2000, by and between Bank of America, N.A. and American Financial Resource Group, LLC.	S-11	4/11/03	10.9
10.4		Master Purchase, Sale and Lease Transfer Agreement, dated September 12, 2002, by and between Wachovia Bank, National Association and First States Group, L.P.	S-11	4/11/03	10.8
10.5		Form of Amended and Restated Lease Agreement, dated May 23, 2003, by and among U.S. Bank National Association, Patrick E. Thebado and Bank of America, N.A.	S-11	6/4/03	10.4
10.6		Guarantee, dated May 23, 2003, by Bank of America Corporation, in favor of U.S. Bank National Association.	S-11	5/23/03	10.33
10.7		Master Lease Agreement, dated June 30, 2003, by and between First States Investors 5000A, LLC and Bank of America, N.A.	8-K	7/11/03	10.5
10.8		Loan Agreement, dated as of July 18, 2003, by and among First States Investors DB I, LLC, Deutsche Bank AG, LaSalle Bank National Association, and the other lender parties thereto.	10-K	3/26/04	10.48
10.9		Amended and Restated Loan and Security Agreement, dated as of October 1, 2003, by and between First States Investors 5000A, LLC and German American Capital Corporation.	10-K	3/26/04	10.49
10	.10†	Supplemental Executive Retirement Plan.	S-11	4/11/03	10.24
10	.11†	2002 Equity Incentive Plan, as amended and restated on July 24, 2003.	14A	8/25/03
10	.12†	Employment Agreement, dated January 1, 2004, by and between Sonya A. Huffman and First States Group, L.P.	10-Q	5/12/04	10.4
10	.13†	Employment Agreement, dated July 21, 2003, by and between Lee S. Saltzman and First States Group, L.P.	S-11	8/22/03	10.45

			Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Filing Date	Exhibit	Herewith

10	.14†	Employment Agreement, dated January 1, 2004, by and between Robert J. Delany and First States Group, L.P.	10-Q	8/6/04	10.1
10.15		Lease Agreement between Kingston Bedford Joint Venture LLC, as Landlord, and SSB Realty LLC, as Tenant, dated May 9, 2001.	8-K	3/3/04	10.3
10.16		First Amendment to Lease Agreement between Kingston Bedford Joint Venture LLC, as Landlord, and SSB Realty LLC, as Tenant, dated August 15, 2003.	8-K	3/3/04	10.4
10.17		Second Amendment to Lease Agreement between First States Investors 228, LLC (a successor to Kingston Bedford Joint Venture LLC), as Landlord, and SSB Realty LLC, as Tenant, dated February 14, 2004.	8-K	3/3/04	10.5
10.18		Loan Agreement, dated as of February 17, 2004, by and between First States Investors 228, LLC and Lehman Brothers Bank FSB.	8-K	3/3/04	10.6
10.19		Note, dated as of February 17, 2004, by First States Investors 228, LLC, in favor of Lehman Brothers Bank FSB, in the principal amount of $520,000,000.	8-K	3/3/04	10.7
10.20		Agreement of Purchase and Sale, dated as of May 10, 2004, between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.1
10.21		First Amendment to Agreement of Sale and Purchase, dated as of September 2 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.2
10.22		Second Amendment to Agreement of Sale and Purchase, dated as of August 16, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.3
10.23		Third Amendment to Agreement of Sale and Purchase, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.4
10.24		Master Agreement Regarding Leases, dated as of September 22, 2004, by and between First States Investors 3300, LLC, as Landlord, and Wachovia Bank, National Association, as Tenant.	8-K	9/28/04	10.5
10.25		Lease Guaranty, dated as of September 22, 2004, executed by Wachovia Corporation in favor of First States Investors 3300, LLC.	8-K	9/28/04	10.6
10.26		Loan Agreement, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Lehman Brothers Holdings Inc.	8-K	9/28/04	10.7
10.27		Promissory Note, dated as of September 28, 2004, by First States Investors 3300, LLC, in favor of Lehman Brothers Holdings Inc., in the principal amount of $219,000,000.	8-K	9/28/04	10.8
10.28		Agreement of Sale and Purchase between Bank of America, N.A. and First States Group, L.P. dated September 27, 2004.	8-K	10/1/04	10.1
10.29		Master Lease Agreement between First States Investors 5200, LLC, as Landlord, and Bank of America, N.A., as Tenant, dated October 1, 2004.	8-K	10/1/04	10.2
10.30		Guarantee, dated as of October 1, 2004, executed by Bank of America Corporation in favor of First States Investors 5200, LLC.	8-K	10/1/04	10.3
10.31		First Amendment to Loan Agreement, dated as of August 9, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.4
10.32		Second Amendment to Loan Agreement, dated as of September 30, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.5
10.33		Amended and Restated Promissory Note, dated as of September 30, 2004, by First States Investors DB I, LLC, in favor of Deutsche Bank AG, in the principal amount of up to $400,000,000.	8-K	10/1/04	10.6
10.34		Guaranty and Indemnity, dated as of September 30, 2004, by and between First States Group, L.P. and Deutsche Bank AG.	8-K	10/1/04	10.7
10.35		Purchase Agreement, dated as of December 15, 2004, by and between First States Group, L.P. and IPC Realty II, LLC.	10-K	3/9/05	10.49
10	.36†	Employment Agreement, dated March 28, 2005, by and between Robert M. Patterson and First States Group, L.P.	10-Q	5/6/05	10.2
10.37		Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.	10-Q	5/6/05	10.3

			Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Filing Date	Exhibit	Herewith

10.39		First Amendment, dated as of April 12, 2005, to Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.	10-Q	5/6/05	10.4
10.40		Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.	10-Q	5/6/05	10.5
10.41		First Amendment, dated as of April 12, 2005, to Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.	10-Q	5/6/05	10.6
10.42		Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of German American Capital Corporation, in the principal amount of $152,000,000.	10-Q	5/6/05	10.7
10.43		Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of Bear Stearns Commercial Mortgage, Inc., in the principal amount of $152,000,000.	10-Q	5/6/05	10.8
10	.44†	2006 Long Term Incentive Plan.	10-Q	8/9/05	10.2
10	.45†	2005 Bonus Plan.	10-Q	8/9/05	10.3
10.46		Underwriting Agreement, dated as of May 4, 2005, among First States Group, L.P., Banc of America Securities LLC, Wachovia Capital Markets, LLC and Citigroup Global Markets Inc.	8-K	5/6/05	10.1
10	.47†	Addendum, dated June 20, 2005, to Employment Agreement, dated January 1, 2004, by and between Robert J. Delany and First States Group, L.P.	8-K	6/23/05	10.1
10	.48†	Severance and Release Agreement, dated June 30, 2005, by and between Shelley D. Schorsch and First States Group, L.P.	8-K	7/5/05	10.1
10	.49†	Employment Agreement, dated August 30, 2005, by and between Nicholas S. Schorsch and First States Group, L.P.	10-Q	11/8/05	10.1
10	.50†	Employment Agreement, dated August 30, 2005, by and between Glenn Blumenthal and First States Group, L.P.	10-Q	11/8/05	10.2
10	.51†	Employment Agreement, dated August 30, 2005, by and between David J. Nettina and First States Group, L.P.	10-Q	11/8/05	10.3
10	.52†	Employment Agreement, dated August 30, 2005, by and between Edward J. Matey Jr. and First States Group, L.P.	10-Q	11/8/05	10.4
10.53		Third Amendment to Loan Agreement, dated as of September 30, 2005, by and among First States Investors DB I, LLC, Deutsche Bank AG and LaSalle Bank National Association.	10-Q	11/8/05	10.5
10.54		Contribution Agreement, effective as of October 26, 2005, by and between the Contributors and First States Group, L.P.				X
21.1		Subsidiaries of the Registrant.				X
23.1		Consent of KPMG LLP (independent auditors of the Registrant).				X
31.1		Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2		Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X
32	.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.				X
32	.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

/s/ NICHOLAS S. SCHORSCH

Nicholas S. Schorsch
President and Chief Executive Officer
Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLAS S. SCHORSCH Nicholas S. Schorsch	Vice Chairman of the Board of Trustees, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ DAVID J. NETTINA David J. Nettina	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ BRIAN S. BLOCK Brian S. Block	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2006

/s/ LEWIS S. RANIERI Lewis S. Ranieri	Chairman of the Board of Trustees	March 15, 2006

/s/ GLENN BLUMENTHAL Glenn Blumenthal	Executive Vice President — Chief Operating Officer and Trustee	March 15, 2006

/s/ RAYMOND GAREA Raymond Garea	Trustee	March 15, 2006

/s/ MICHAEL J. HAGAN Michael J. Hagan	Trustee	March 15, 2006

/s/ JOHN P. HOLLIHAN III John P. Hollihan III	Trustee	March 15, 2006

/s/ WILLIAM M. KAHANE William M. Kahane	Trustee	March 15, 2006

/s/ RICHARD A. KRAEMER Richard A. Kraemer	Trustee	March 15, 2006

/s/ ALAN E. MASTER Alan E. Master	Trustee	March 15, 2006

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees of
American Financial Realty Trust:
      We have audited the accompanying consolidated balance sheets of American Financial Realty Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Financial Realty Trust and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Financial Realty Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 14, 2006

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and December 31, 2004
(In thousands, except share and per share data)

	December 31,

	2005	2004

Assets:
Real estate investments, at cost:
Land	$475,457	$415,852
Land held for development	24,563	—
Buildings and improvements	2,645,618	2,280,971
Equipment and fixtures	401,661	352,737
Leasehold interests	9,579	4,972

Total real estate investments, at cost	3,556,878	3,054,532
Less accumulated depreciation	(260,852)	(147,478)

Total real estate investments, net	3,296,026	2,907,054
Cash and cash equivalents	110,245	110,607
Restricted cash	73,535	59,905
Marketable investments and accrued interest	3,353	24,272
Tenant and other receivables, net	51,435	34,667
Prepaid expenses and other assets	37,789	65,551
Assets held for sale	341,338	101,827
Intangible assets, net of accumulated amortization of $64,369 and $25,749	642,467	590,341
Deferred costs, net of accumulated amortization of $13,179 and $7,637	67,388	57,623

Total assets	$4,623,576	$3,951,847

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$2,467,596	$2,008,554
Credit facilities	171,265	270,000
Convertible notes, net	446,134	445,926
Accounts payable	4,350	4,947
Accrued interest expense	19,484	24,510
Accrued expenses and other liabilities	55,938	60,098
Dividends and distributions payable	35,693	29,805
Below-market lease liabilities, net of accumulated amortization of $8,912 and $3,396	67,613	59,232
Deferred revenue	150,771	105,745
Liabilities related to assets held for sale	243,665	7,972

Total liabilities	3,662,509	3,016,789

Minority interest	53,224	65,099
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 128,712,181 and 111,001,935 issued and outstanding at December 31, 2005 and 2004, respectively	129	111
Capital contributed in excess of par	1,384,500	1,130,034
Deferred equity compensation	(12,852)	(16,518)
Accumulated deficit	(457,313)	(229,380)
Accumulated other comprehensive loss	(6,621)	(14,288)

Total shareholders’ equity	907,843	869,959

Total liabilities and shareholders’ equity	$4,623,576	$3,951,847

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Revenues:
Rental income	$329,865	$223,160	$85,487
Operating expense reimbursements	185,244	93,520	29,982
Interest and other income, net	5,240	3,195	4,321

Total revenues	520,349	319,875	119,790

Expenses:
Property operating	258,414	139,905	44,132
Property writedown — hurricane	949	—	—
Property damage recoverable — hurricane	(949)	—	—
Marketing, general and administrative	24,144	23,888	16,350
Broken deal costs	1,220	227	—
Amortization of deferred equity compensation	10,411	9,078	3,361
Outperformance plan — cash component	—	—	2,014
Outperformance plan — contingent restricted share component	—	(5,238)	5,238
Severance and related accelerated amortization of deferred compensation	4,503	1,857	—
Interest expense on mortgages and other debt	157,608	89,417	28,164
Depreciation and amortization	163,923	103,808	42,975

Total expenses	620,223	362,942	142,234

Loss before net gain on sale of land and minority interest in a property, net interest income on residential mortgage-backed securities, net loss on investments, minority interest and discontinued operations	(99,874)	(43,067)	(22,444)
Gain on sale of land and minority interest in a property, net	1,596	17,773	—
Interest income from residential mortgage-backed securities, net of interest expense on reverse repurchase agreements of $4,355 for the year ended December 31, 2003	—	—	4,661
Net loss on investments	(530)	(409)	(9,239)

Loss from continuing operations before minority interest	(98,808)	(25,703)	(27,022)
Minority interest	4,518	1,192	1,938

Loss from continuing operations	(94,290)	(24,511)	(25,084)

Discontinued operations:
Loss from operations before yield maintenance fees, net of minority interest of $528, $197 and $98 for the years ended December 31, 2005, 2004 and 2003, respectively	(18,952)	(6,084)	(2,145)
Yield maintenance fees, net of minority interest of $16 and $103 for the years ended December 31, 2005 and 2004, respectively	(567)	(3,060)	—
Net gains on disposals, net of minority interest of $562, $374 and $382 for the years ended December 31, 2005, 2004 and 2003, respectively; net of income taxes	20,194	11,410	8,407

Income from discontinued operations	675	2,266	6,262

Net loss	$(93,615)	$(22,245)	$(18,822)

Basic and diluted income (loss) per share:
From continuing operations	$(0.79)	$(0.24)	$(0.35)
From discontinued operations	0.01	0.02	0.09

Total basic and diluted loss per share	$(0.78)	$(0.22)	$(0.26)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share and per share data)

			Capital		Retained	Accumulated
	Shares of	Common	Contributed		Earnings	Other
	Beneficial	Shares at	in Excess of	Deferred	(Accumulated	Comprehensive
	Interest	Par	Par	Compensation	Deficit)	Income (Loss)	Total

Balance, December 31, 2002	42,498,008	$42	$343,389	$(1,885)	$(406)	(4,478)	$336,662
Net loss	—	—	—	—	(18,822)	—	(18,822)
Other comprehensive income (loss):
Reclassification adjustment for losses reclassified into operations	—	—	—	—	—	9,497	9,497
Unrealized loss on derivatives	—	—	—	—	—	(19,360)	(19,360)
Unrealized loss on available for sale securities	—	—	—	—	—	(115)	(115)
Minority interest allocation	—	—	—	—	—	236	236

Total comprehensive loss	—	—	—	—	—	—	(28,564)

Issuance of common shares, net of expenses	64,143,564	64	740,832	—	—	—	740,896
Exercised options of common shares	37,812	—	378	—	—	—	378
Conversion of Operating Partnership units into common shares	28,333	—	196	—	—	—	196
Dividends declared at $1.00 per share	—	—	—	—	(75,329)	—	(75,329)
Issuance of restricted shares	1,388,500	2	17,766	(17,768)	—	—	—
Amortization of deferred equity compensation	—	—	—	3,362	—	—	3,362

Balance, December 31, 2003	108,096,217	108	1,102,561	(16,291)	(94,557)	(14,220)	977,601
Net loss	—	—	—	—	(22,245)	—	(22,245)
Other comprehensive income (loss):
Reclassification adjustment for losses reclassified into operations	—	—	—	—	—	2,034	2,034
Unrealized loss on derivatives	—	—	—	—	—	(1,436)	(1,436)
Unrealized loss on available for sale securities	—	—	—	—	—	(438)	(438)
Minority interest allocation	—	—	—	—	—	(228)	(228)

Total comprehensive loss	—	—	—	—	—	—	(22,313)

Issuance of common shares, net of expenses	16,854	—	244	—	—	—	244
Exercised options of common shares	748,946	1	7,551	—	—	—	7,552
Conversion of Operating Partnership units into common shares	1,520,688	2	9,178	—	—	—	9,180
Dividends declared at $1.02 per share	—	—	—	—	(112,578)	—	(112,578)
Issuance of restricted shares	619,230	—	10,500	(10,500)	—	—	—
Amortization of deferred equity compensation	—	—	—	10,273	—	—	10,273

Balance, December 31, 2004	111,001,935	111	1,130,034	(16,518)	(229,380)	(14,288)	869,959
Net loss	—	—	—	—	(93,615)	—	(93,615)
Other comprehensive income (loss):
Reclassification adjustment for net losses reclassified into operations	—	—	—	—	—	3,303	3,303
Realized gain on derivatives	—	—	—	—	—	4,771	4,771
Unrealized loss on available for sale securities	—	—	—	—	—	(126)	(126)
Minority interest allocation	—	—	—	—	—	(281)	(281)

Total comprehensive loss	—	—	—	—	—	—	(85,948)

Issuance of common shares, net of expenses	16,767,385	16	242,825	—	—	—	242,841
Exercised options of common shares	186,524	1	1,862	—	—	—	1,863
Conversion of Operating Partnership units into common shares	185,755	—	6	—	—	—	6
Dividends declared at $1.08 per share	—	—	—	—	(134,318)	—	(134,318)
Issuance of restricted shares	570,582	1	9,773	(9,774)	—	—	—
Amortization of deferred equity compensation	—	—	—	13,440	—	—	13,440

Balance, December 31, 2005	128,712,181	$129	$1,384,500	$(12,852)	$(457,313)	$(6,621)	$907,843

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(93,615)	$(22,245)	$(18,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	138,990	93,241	44,350
Minority interest	(4,500)	(1,118)	(1,654)
Amortization of leasehold interests and intangible assets	38,887	18,145	7,844
Amortization of above- and below-market leases	(120)	1,539	336
Amortization of deferred financing costs	12,656	5,006	4,474
Amortization of deferred compensation	13,440	10,273	3,361
Non-cash component of Outperformance Plan	—	(5,238)	5,238
Non-cash compensation charge	262	244	694
Impairment charges	3,581	4,060	1,551
Net gain on sales of properties and lease terminations	(23,006)	(30,076)	(11,459)
Net loss on sales of investments	530	409	9,239
Premium amortization on residential mortgage-backed securities	—	—	4,464
Leasing costs	(8,404)	(17,349)	—
Payments received from tenants for lease terminations	440	2,061	—
Decrease (increase) in operating assets:
Tenant and other receivables, net	(19,601)	(22,055)	(10,620)
Prepaid expenses and other assets	(81)	(16,466)	(533)
Increase (decrease) in operating liabilities:
Accounts payable	(709)	3,138	(647)
Accrued expenses and other liabilities	(10,469)	44,972	27,761
Deferred revenue and tenant security deposits	50,002	71,325	29,232

Net cash provided by operating activities	98,283	139,866	94,809

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(806,951)	(2,006,703)	(1,273,916)
Capital expenditures and leasehold termination costs	(41,559)	(15,786)	(3,072)
Proceeds from sales of real estate and non-real estate assets	125,583	187,016	33,980
Proceeds from sale of minority interest in a property	—	58,974	—
Sales of residential mortgage-backed securities	—	—	939,621
Receipt of principal payments on residential mortgage-backed securities	—	—	172,622
Decrease (increase) in accrued interest income	(89)	99	7,612
Sales of marketable investments	21,240	52,880	76,766
Purchases of marketable investments	(570)	(10,131)	—

Net cash used in investing activities	(702,346)	(1,733,651)	(46,387)

Cash flows from financing activities:
Borrowing under (repayments of) reverse repurchase agreements	—	—	(1,053,529)
Repayments of mortgages, bridge notes payable and credit facilities	(594,063)	(274,398)	(935,411)
Increase in restricted cash	(16,045)	(31,707)	(11,654)
Proceeds from mortgages, bridge notes payable and credit facilities	1,108,652	1,531,425	1,460,341
Proceeds from issuance of convertible senior notes, net	—	434,030	—
Payments for deferred financing costs, net	(838)	(25,758)	(36,071)
Proceeds from common share issuances, net	244,442	7,552	741,274
Redemption of Operating Partnership units	(4,405)	(31,112)	—
Contributions by limited partners	353	—	—
Dividends and distributions	(134,395)	(116,799)	(63,056)

Net cash provided by financing activities	603,701	1,493,233	101,894

Increase (decrease) in cash and cash equivalents	(362)	(100,552)	150,316
Cash and cash equivalents, beginning of period	110,607	211,159	60,842

Cash and cash equivalents, end of period	$110,245	$110,607	$211,158

Supplemental cash flow and non-cash information:
Cash paid for interest	$166,533	$76,582	$22,573

Cash paid for income taxes	$24	$1,693	$1,796

Debt assumed in real estate acquisitions	$78,645	$48,072	$301,243

Operating Partnership units issued to acquire real estate	$—	$35,867	$6,938

Non-cash acquisition costs	$2,367	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share, per share, buildings and square feet data)

(1)	The Company
      American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.
      The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 97.4% interest in the Operating Partnership as of December 31, 2005. There were 3,483,776 Operating Partnership units outstanding as of December 31, 2005.
      On September 10, 2002, AFR commenced operations upon completing a private placement of common shares of beneficial interest, and through its Operating Partnership, acquired substantially all of the assets, liabilities, and operations of American Financial Real Estate Group (AFREG or the Predecessor) in a business combination accounted for under Staff Accounting Bulletin Topic 5g with carryover basis for the portion of the net assets acquired from the majority shareholder/general partner and his affiliates and fair value for the remaining portion of the net assets acquired from all other investors (the Formation Transaction). AFREG was comprised of certain operating companies and real estate limited partnerships under the common control of Nicholas S. Schorsch, the Company’s President, Chief Executive Officer and Vice Chairman of the board of trustees, or members of his immediate family. Mr. Schorsch was the sole or majority shareholder in each of the operating companies acquired and the sole general partner in each of the real estate limited partnerships whose interests were acquired. In the case of each limited partnership, the general partner had sole discretionary authority over major decisions such as the acquisition, sale or refinancing of principal partnership assets. AFREG acquired corporate-owned real estate assets, primarily bank branches and office buildings from financial institutions, and owned and managed such assets principally under long-term, triple net leases.
      The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A., or their respective affiliates, represented the following percentages of total rental income for the respective periods:

	Year Ended
	December 31,

	2005	2004	2003

Bank of America, N.A.	32%	37%	49%
State Street Corporation	19%	24%	—
Wachovia Bank, N.A.	15%	14%	22%
      No other tenant represented more than 10% of rental income for the periods presented.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Accounting
      The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Principles of Consolidation
      The Company consolidates its accounts and the accounts of the majority-owned and controlled Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. The Operating Partnership holds and consolidates its majority or controlling interests in the other partnerships and reflects the remaining ownership interests within minority interest.
      All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.
      In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” to replace Interpretation No. 46 (FIN 46) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company has adopted FIN 46R and analyzed the applicability of this interpretation to its structures. The Company acquired an interest in one variable interest entity during the year ended December 31, 2005 and includes the accounts of this entity in the consolidated financial statements as the Company is the primary beneficiary of this entity.

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

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company reviews the recoverability of the property’s carrying value, when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and fair value less estimated cost to dispose for assets held for sale. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

(g)	Cash and Cash Equivalents
      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(h)	Restricted Cash
      Restricted cash includes amounts escrowed pursuant to mortgage agreements for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

(i)	Marketable Investments and Accrued Interest
      Marketable investments consist of shares in an institutional mutual fund that invests primarily in mortgage-backed securities. The Company has classified these investments as available-for-sale and recorded them at fair value. These short-term investments had a cost basis of $3,125 and $24,536 as of December 31, 2005 and 2004, respectively. The unrealized loss of $404 at December 31, 2004 is excluded from earnings and reported as a component of other comprehensive income (loss). These investments were sold during the year ended December 31, 2005. As of December 31, 2005 and 2004, $3,121 and $4,455 of these investments were pledged as collateral for obligations related to leasehold interest liabilities, respectively. Additionally, the Company has accrued interest income of $228 and $140 as of December 31, 2005 and 2004, respectively.
      The following table provides information regarding the sale of marketable investments:

	Year Ended December 31,

	2005	2004	2003

Gross proceeds from sales	$21,240	$52,880	$154,687
Gross realized gains	—	4	5	(1)
Gross realized losses	530	413	393	(1)

(1)	Excludes gross realized gains and losses related to residential mortgage-backed securities of $1,893 and $10,744, respectively, for the year ended December 31, 2003.

(j)	Residential Mortgage-Backed Securities
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

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company invested in residential mortgage-backed securities during the year ended December 31, 2003. The Company’s investments were financed by entering into reverse repurchase agreements to leverage the overall return on capital invested in the portfolio. During the year ended December 31, 2003, the Company had interest income on residential mortgage-backed securities, net of expenses of $9,016 and interest expense on reverse repurchase agreements of $4,355. On May 21, 2003, the Company’s board of trustees approved the sale of these securities, the repayment of all borrowings under reverse repurchase agreements, and the termination of a related hedging arrangement. At December 31, 2005 and 2004, the Company held no residential mortgage-backed securities in a leveraged portfolio.

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
      Tenant and other receivables are recorded net of the allowances for doubtful accounts. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for uncollectible accounts or records a direct write-off of the receivable in the consolidated statements of operations.
      During the fourth quarter of 2005, the Company discovered that rental income related to one master lease agreement was being straightlined for a period six months longer than the actual expiration. Had the Company recorded straightline rental income over the proper period, net loss would have been decreased by $467 and $455 for the years ended December 31, 2004 and 2003, respectively. The adjustments represent 2.1% and 2.4% of net loss and $0.00 and $0.01 of net loss per share for the years ended December 31, 2004 and 2003, respectively. The Company has evaluated, on both the qualitative and quantitative basis, the impact of this adjustment and concluded that it is not significant to the financial statements for the interim periods during and for the years ended December 31, 2005, 2004 and 2003. During the year ended December 31, 2005, the Company recorded $922 of additional rental income to adjust deferred straightline rent to the proper balance.

(l)	Prepaid Expenses and Other Assets
      The Company makes payments for certain expenses such as insurance and property taxes in advance of the period in which it receives the benefit. These payments are classified as prepaid expenses and amortized over the respective period of benefit relating to the contractual arrangement. The Company also escrows deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Prepaid acquisition costs represent a portion of the total purchase price of a property

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and are reclassified into real estate investments and related intangible assets, as appropriate, at the time the acquisition is completed. If such costs are related to an acquisition that will not be consummated and the deposit is not recoverable, the respective amounts are recorded as broken deal costs in the accompanying consolidated statements of operations. Costs prepaid in connection with securing financing for a property are reclassified into deferred costs at the time the transaction is completed.

(m)	Intangible Assets
      Pursuant to SFAS No. 141, “Business Combinations,” the Company follows the purchase method of accounting for all business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination should be recognized and reported apart from goodwill, the Company ensures that the applicable criteria specified in SFAS No. 141 are met.
      The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings on an as-if vacant basis, equipment and tenant improvements. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.
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

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Intangible assets and acquired lease obligations consist of the following:

	December 31,

	2005	2004

Intangible assets:
In-place leases, net of accumulated amortization of $38,037 and $12,295	$315,685	$254,771
Customer relationships, net of accumulated amortization of $20,647 and $9,494	342,656	318,244
Above-market leases, net of accumulated amortization of $8,868 and $4,113	19,355	21,553
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $3,183 and $153	(35,929)	(4,927)

Total intangible assets	$642,467	$590,341

Intangible liabilities:
Below-market leases, net of accumulated amortization of $8,969 and $3,502	$67,790	$60,812
Amounts related to liabilities held for sale, net of accumulated amortization of $57 and $106	(177)	(1,580)

Total intangible liabilities	$67,613	$59,232

      The following table provides the weighted average amortization period as of December 31, 2005 for intangible assets and liabilities and the projected amortization expense for the next five years:

	Weighted
	Average
	Amortization
	Period	2006	2007	2008	2009	2010

In-place leases	15.2	$26,082	$25,121	$24,427	$23,578	$21,944
Customer relationships	36.7	10,871	10,871	10,827	10,784	10,750

Total to be included in depreciation and amortization expense		$36,953	$35,992	$35,254	$34,362	$32,694

Above-market lease assets	7.1	$(4,329)	$(4,275)	$(3,716)	$(2,856)	$(2,240)
Below-market lease liabilities	28.1	3,819	3,519	3,204	2,951	2,579

Total to be included in (deducted from) rental revenue		$(510)	$(756)	$(512)	$95	$339

      During the year ended December 31, 2005, the Company discovered that certain depreciable assets, primarily intangible assets, were being amortized over the improper useful lives within two real estate portfolios. Had the Company recorded amortization expense utilizing the proper useful lives, net loss would have been increased by $385 and $480 for the years ended December 31, 2004 and 2003, respectively. The adjustments represent 1.7% and 2.5% of net loss and $0.00 and $0.01 of net loss per share for the years ended December 31, 2004 and 2003, respectively. The Company has evaluated, on both the qualitative and quantitative basis, the impact of this adjustment and concluded that it is not significant to the financial statements for the interim periods during and for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, the Company recorded $865 of additional amortization expense to adjust accumulated amortization to the proper balances.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(n)	Deferred Costs
      The Company has deferred certain expenditures related to the leasing and financing of certain properties. Direct costs of leasing, including internally capitalized payroll costs associated with leasing activities, are deferred and amortized over the terms of the underlying leases. Direct costs of financings are deferred and amortized over the terms of the underlying financing agreements.
      Prior to 2005, the Company amortized deferred financing costs to interest expense on a straightline basis. During the year ended December 31, 2005, the Company changed its amortization methodology to an effective interest rate basis. Had the Company recorded amortization expense on an effective interest rate basis in prior years, net loss would have been increased by $467 and $41 for the years ended December 31, 2004 and 2003, respectively. The adjustments represent 2.1% and 0.2% of net loss and $0.00 and $0.00 of net loss per share for the years ended December 31, 2004 and 2003, respectively. The Company has evaluated, on both the qualitative and quantitative basis, the impact of this adjustment and concluded that it is not significant to the financial statements for the interim periods during and for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, the Company recorded $508 of additional interest expense to adjust net deferred costs to the proper balances.

(o)	Leasehold Interests
      Leasehold interest assets and liabilities are recorded based on the difference between the fair value of management’s estimate of the net present value of cash flows expected to be paid and earned from the subleases over the non-cancelable lease terms and any payments received in consideration for assuming the leasehold interests. Factors used in determining the net present value of cash flows include contractual rental amounts, costs of tenant improvements, costs of capital expenditures and contractual amounts due under the corresponding operating lease assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straightline basis over the remaining lease term.

(p)	Accounting for Derivative Financial Investments and Hedging Activities
      The Company uses derivatives to hedge, fix and cap interest rate risk and accounts for its derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.
      Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company only engages in cash flow hedges.
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

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Rental income from leases is recognized on a straightline basis regardless of when payments are due. Certain lease agreements also contain provisions that require tenants to reimburse the Company for real estate taxes, common area maintenance costs and the amortized cost of capital expenditures with interest. Such amounts are included in both revenues and operating expenses when the Company is the primary obligor for these expenses and assumes the risks and rewards of a principal under these arrangements. Under leases where the tenant pays these expenses directly, such amounts are not included in revenues or expenses.
      Deferred revenue represents rental revenue and management fees received prior to the date earned. Deferred revenue also includes rental payments received in excess of rental revenues recognized as a result of straightline basis accounting.

(s)	Sales of Real Estate Properties
      The Company recognizes sales of real estate properties only upon closing, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (SFAS No. 66). Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales of real estate under SFAS No. 66.

(t)	Rent Expense
      Rent expense is recognized on a straightline basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets include an accrual for rental expense recognized in excess of amounts currently due. For the years ended December 31, 2005, 2004 and 2003 rent expense related to leasehold interests, which is included in property operating expenses and corporate office space, which is included in marketing, general and administrative expense was $14,947, $9,338 and $3,336, respectively.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company has a wholly-owned taxable REIT subsidiary as defined under the Internal Revenue Code. The asset and liability approach is used by the taxable REIT subsidiary to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established to reduce net deferred tax assets to the amount for which recovery is more likely than not. During the year ended December 31, 2005, the Company recorded a current and deferred income tax benefit of $505 and $622, respectively. No such benefit or provision was recorded during the year ended December 31, 2004. During the year ended December 31, 2003, the Company had a current and deferred income tax expense of $2,670 and $0, respectively.
      As of December 31, 2005, the taxable REIT subsidiary recorded a deferred tax asset of $622 related to expenses, which are deductible tax purposes in future periods. No valuation allowance was recorded as the Company believes it is more likely than not that the future benefit associated with this deferred tax asset will be realized. The Company also recorded a current tax receivable of $505 related to a refund of taxes paid in prior years. There were no deferred tax assets or liabilities as of December 31, 2004.
      The net book basis of real estate assets exceeds the tax basis by approximately $12,747 and $21,070 at December 31, 2005 and 2004, respectively, primarily due to the difference between the cost basis of the assets acquired and their carryover basis recorded for tax purposes.
      For the year ended December 31, 2005, 92% of the Company’s dividends were characterized as a return of capital. For the year ended December 31, 2004, 33% of the Company’s dividends were characterized as ordinary income and 67% were characterized as a return of capital for federal income tax purposes. For the year ended December 31, 2003, 50% of the Company’s dividends were characterized as ordinary income and 50% were characterized as a return of capital for federal income tax purposes.

(v)	Stock Based Compensation
      SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 has been applied. Under APB Opinion No. 25, compensation expense would be recorded on the date of option grant, if the current market price of the underlying stock exceeded the exercise price.
      SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted under SFAS No. 148 and SFAS No. 123, the Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure in accordance with the provisions of SFAS No. 148 and SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements, as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company recognizes compensation cost related to restricted share awards on a straightline basis over the respective vesting periods. The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation:

	Year Ended December 31,

	2005	2004	2003

Net loss	$(93,615)	$(22,245)	$(18,822)
Add: Total share-based employee compensation expense included in net loss	13,440	5,035	9,318
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(14,966)	(6,987)	(10,408)

Pro forma net loss	$(95,141)	$(24,197)	$(19,912)

Basic and diluted loss per share — as reported	$(0.78)	$(0.22)	$(0.26)

Basic and diluted loss per share — pro forma	$(0.79)	$(0.22)	$(0.27)

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
      The effective date for SFAS No. 123(R) was deferred for public companies to the first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) as of January 1, 2006. As a result of adopting SFAS No. 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Based on stock options outstanding at December 31, 2005, compensation expense related to stock option awards will be approximately $82 and $6 for the years ending December 31, 2006 and 2007, respectively.

(w)	Conditional Asset Retirement Obligations
      In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset.
      Pursuant to FIN 47, the Company assessed the cost associated with its legal obligation to remediate asbestos in its properties and recognized the effect of applying FIN 47 as a change in accounting principle by recording the following in connection with the remediation of asbestos: i) a liability for the existing asset retirement obligation of $2,565, adjusted for accretion; ii) an asset retirement cost capitalized as an increase to building of $2,210; and iii) accumulated depreciation on the capitalized cost of $109. The associated accretion expense related to the asset retirement obligation of $355 and the associated depreciation expense related to the adjustment to building of $109 was recorded in the consolidation statement of operations. The accretion and depreciation expense was measured for the time period from the date the liability would have been recognized had the provisions of FIN 47 been in effect when the liability was incurred through December 31, 2005.

(x)	Hurricane Damage
      The Company follows FIN No. 30 “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets, an interpretation of APB Opinion No. 29” (FIN 30), which clarifies the accounting for involuntary conversions of nonmonetary assets (such as property or equipment) to monetary assets (such as insurance proceeds). FIN 30 states that involuntary conversions of nonmonetary assets to monetary assets are monetary transactions for which gain or loss shall be recognized even though the Company reinvests or is obligated to reinvest the monetary assets in replacement nonmonetary assets.
      When one of the Company’s fully-insured properties located in Chalmette, Louisiana suffered substantial damage from Hurricane Katrina, an involuntary conversion of this nonmonetary asset (property) to a monetary asset (insurance proceeds) occurred. Based on estimates of the damage, the Company recorded a property write-down of $949 during the year ended December 31, 2005. Since the property is fully-insured, the Company recorded the recovery to be received from insurance proceeds of $949 to fully offset the property write-down. The total amount of insurance proceeds to be received less the applicable deductible of approximately $100 is expected to be determined and recorded as a gain in the consolidated statement of operations during the year ending December 31, 2006.
      Other properties in the Company’s portfolio sustained damage from hurricanes in 2005. However, the damage was below the insurance deductibles assigned to each respective property. The aggregate damage sustained on these properties of $1,687 during the year ended December 31, 2005 is included in property operating expenses on the consolidated statements of operations.

(y)	Recent Accounting Pronouncements
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

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Acquisitions and Dispositions
      During the year ended December 31, 2005 and 2004, the Company acquired 286 and 436 properties and leasehold interests, respectively. In addition, the Company purchased 33 parcels of land designated as land held for development during the year ended December 31, 2005. The following table presents the allocation of the net assets acquired and liabilities assumed during the year ended December 31, 2005 and 2004:

	Year Ended December 31,

	2005	2004

Real estate investments, at cost:
Land	$110,175	$221,173
Land held for development	27,504	—
Buildings	531,512	1,005,600
Equipment and fixtures	87,372	180,834
Initial tenant improvements	46,799	167,961
Leasehold interests, net	(3,492)	(1,600)

	799,870	1,573,968
Intangibles and other assets:
In-place leases	93,940	232,650
Customer relationships	36,400	263,714
Above-market lease assets	3,043	7,339
Below-market lease liabilities	(15,310)	(13,509)
Other assets	1,850	—

	119,923	490,194

Total assets	919,793	2,064,162
Mortgage notes assumed, at fair value	(78,645)	(48,072)
Other liabilities assumed	(492)	(5,098)
Minority interest	(2,367)	—
Operating Partnership units issued	—	(35,866)

Cash paid	$838,289	$1,975,126

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents information regarding property and leasehold interests acquired during the years ended December 31, 2005 and 2004:

		Number of
Property/Seller	Date	Buildings(1)	Purchase Price(2)

Koll Development Company, LLC	Jan. 2005	3	$89,224
National City Bank Building	Jan. 2005	1	9,506
Bank of America — West	March 2005	1	24,033
One Montgomery Street	April 2005	1	37,346
801 Market Street	April 2005	1	68,078
Bank of Oklahoma	May 2005	1	20,328
First Charter Bank	May 2005	1	558
Regions Bank	June 2005	111	111,645
Charter One Bank	Various	35	40,714
Household	July 2005	1	24,660
Fireman’s Fund Insurance Company	Aug. 2005	1	283,653
One Citizens Plaza	Oct. 2005	1	60,082
One Colonial Plaza	Nov. 2005	1	25,267
Bank of America Formulated Price Contracts	Various	26	16,047
Wachovia Bank Formulated Price Contracts	Various	101	108,172	(3)
Land	Various	—	480

Total 2005		286	$919,793

State Street Financial Center	Feb. 2004	1	$706,898
Potomac Realty — Bank of America	Feb. 2004	5	9,557
215 Fremont Street and Harborside	June 2004	2	135,806
101 Independence Center	July 2004	1	106,196
Wachovia Bank, N.A.	Sept. 2004	140	510,409
Bank of America, N.A.	Oct. 2004	250	575,776
Bank of America Formulated Price Contracts	Various 2004	12	2,184
Wachovia Formulated Price Contracts	Various 2004	18	11,120
Other	Various 2004	7	6,216

Total 2004		436	$2,064,162

(1)	Includes the assumption of leasehold interests and parking facilities.

(2)	Includes all acquisition costs and the value of acquired intangible assets and assumed liabilities. Excludes non-real estate assets acquired.

(3)	Includes the cash paid for land parcels.
      Pro forma information relating to the acquisition of operating properties is presented below as if these transactions had been consummated on January 1, 2004. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisitions had been completed on January 1, 2004, nor does the pro forma financial information purport to represent the results of operations for future periods.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the pro forma information as if the acquisitions during the years ended December 31, 2005 and 2004 had been consummated on January 1, 2004:

	Year Ended December 31,

	2005	2004

Pro forma revenues	$567,364	$570,955

Pro forma loss from continuing operations	$(98,518)	$(54,390)

Basic and diluted pro forma loss per share from continuing operations	$(0.82)	$(0.52)

      On December 22, 2004, the Company sold a 30% minority ownership interest in State Street Financial Center, resulting in proceeds of $58,974 and a gain of $17,693, net of related transaction costs.
      The following table presents information regarding other property dispositions including land parcels and leasehold interests, completed during the years ended December 31, 2005, 2004 and 2003:

	Number of	Sale
	Buildings and	Proceeds,
	Land Parcels(1)	Net	Gain(2)

Total 2005	143	$124,643	$21,790
Total 2004	57	185,898	11,488
Total 2003	45	33,980	8,407

(1)	Includes the sale of five parcels of land and eight leasehold interest terminations during the year ended December 31, 2005, the sale of two parcels of land and seven leasehold terminations during the year ended December 31, 2004 and seven leasehold terminations during the year end December 31, 2003.
(2)	Net of provision for income taxes and allocation of minority ownership interest.

(4)	Indebtedness
      The Company had four types of financings in place as of December 31, 2005 and 2004, which include mortgage notes payable, a secured credit facility, convertible senior notes, and an unsecured credit facility. The weighted average effective interest rate on these borrowings was 5.8%, 5.0% and 5.7% for the years ended December 31, 2005, 2004 and 2003, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $3,289,984 and $2,710,911 as of December 31, 2005 and 2004, respectively.
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
      The unsecured credit facility also contains customary financial covenants. The original terms included a minimum debt service coverage ratio for the Company of 1.2 to 1.0 through June 30, 2005, increasing to 1.3 to 1.0, thereafter. In June 2005, the terms of the unsecured credit facility were amended to maintain this ratio at 1.2 to 1.0. This facility also includes maximum levels of i) indebtedness as a percentage of the Company’s total assets of 70%, ii) secured recourse debt as a percentage of the Company’s total assets of 5%, iii) investment in any non-wholly owned entity as a percentage of the Company’s total assets of 20% and iv) investment in any mortgages, notes, accounts receivable, or notes receivable as a percentage of the Company’s total assets of 15%. In June 2005, the Company’s covenant obligations under the unsecured facility were modified to maintain the existing covenants through the term of the agreement.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005 and 2004, the Company was in compliance with all such covenants.

(a)	Mortgage Notes Payable
      The following is a summary of mortgage notes payable as of December 31, 2005 and 2004:

	Encumbered
	Properties	Balance	Interest Rates	Maturity Dates

Fixed-rate mortgages	699	$2,553,118	4.1% to 8.8%	May 2006 to June 2024
Variable-rate mortgages	11	145,087	5.7% to 6.3%	June 2006 to Nov. 2023

Total mortgage notes payable	710	2,698,205

Unamortized debt premiums and discounts		3,080
Mortgage notes payable related to assets held for sale	5	(233,689)

Balance, December 31, 2005		$2,467,596

Fixed-rate mortgages	356	$1,582,185	4.0% to 8.8%	May 2006 to Dec. 2023
Variable-rate mortgages	144	425,041	3.6% to 4.7%	Oct. 2011 to June 2024

Total mortgage notes payable	500	2,007,226

Unamortized debt premiums and discounts		3,208
Mortgage notes payable related to assets held for sale	3	(1,880)

Balance, December 31, 2004		$2,008,554

      Principal payments due on the mortgage notes payable as of December 31, 2005 are as follows:

2006	$161,276
2007	111,641
2008	61,413
2009	117,588
2010	134,131
2011 and thereafter	2,112,156

Total	$2,698,205

(b)	Secured Credit Facility
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

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the repayment of the then outstanding advances with the proceeds of a long-term financing secured by properties in the portfolio purchased from Bank of America, N.A. in October 2004.
      As of December 31, 2005, the Company had $171,265 of advances outstanding under this facility, secured by 184 properties, with an interest rate of LIBOR plus 1.75% (6.11% at December 31, 2005). As of December 31, 2004, the Company had $270,000 of advances outstanding under this facility, secured by 236 properties in the portfolio acquired from Bank of America, N.A. in October 2004, with an interest rate of LIBOR plus 1.50% (3.89% at December 31, 2004).

(c)	Convertible Senior Notes
      During the year ended December 31, 2004, the Company completed, through a private offering, the issuance of $450,000 of convertible senior notes and received proceeds of $434,030, net of discount and financing costs. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%.
      The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. As of December 31, 2005 and 2004, the conversion price per share was $17.74 and $17.82, respectively. On December 16, 2005, the Company declared a dividend of $0.27, which resulted in an adjustment to the conversion price per share to $17.71 on January 1, 2006.
      In October 2004, the Emerging Issues Task Force of the FASB ratified Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share” (EITF Issue No. 04-8). EITF Issue No. 04-8 requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share using the if-converted method, regardless of whether the contingency has been met. In response to EITF Issue No. 04-8, the Company entered into a Second Supplemental Indenture to the Indenture for the convertible senior notes pursuant to which it irrevocably elected to satisfy the conversion obligation with respect to the principal amount of any notes surrendered for conversion with cash. As a result of this election, EITF Issue No. 04-8 requires the Company to include in its calculation of fully diluted earnings per share only those common shares issuable in satisfaction of the aggregate conversion obligation in excess of the aggregate principal amount of notes outstanding. The inclusion of any such shares would cause a reduction in the Company’s fully diluted earnings per share for any periods in which such shares are included. Volatility in the Company’s share price could cause such common shares to be included in the Company’s fully diluted earnings per share calculation in one quarter and not in a subsequent quarter, thereby increasing the volatility of the Company’s fully diluted earnings per share. As a result of applying EITF Issue No. 04-8, no shares have been included in the calculation of earnings per share.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Unsecured Credit Facility
      The Company maintains a $60,000 unsecured credit facility for general corporate purposes, established in September 2004. This facility has an initial term of two years, expiring in September 2006, and bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.00%. If the Company designates the advance as a Basic Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1%, or (ii) the Federal Funds Rate plus 1.50%.
      The unsecured credit facility maintains a $60,000 sub-limit for letters of credit, increased from $50,000 in June 2005. As of December 31, 2005, the Company had $56,353 of letters of credit outstanding and no advances under this facility. As of December 31, 2004, the Company had $21,862 of letters of credit outstanding and no advances under this facility. These letters of credit are primarily used to secure payments under leasehold interests and are issued to utility companies in lieu of a cash security deposits to establish service.

(5)	Derivative Instruments and Other Financing Arrangements
      Since February 2003, the Company has been entering into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. These gains and losses have been recorded in other comprehensive income, as these derivatives were highly effective. Since February 2003, the Company has incurred a net loss aggregating $11,464 relating to terminating these agreements in connection with the closing of the respective financings. The gains and losses incurred during the years ended December 31, 2005 and 2004 are summarized below:
      In March 2004, the Company entered into an agreement designed to straightline the variability of cash payments relating to the rents received under certain leases in the Pitney Bowes-Wachovia portfolio. This agreement ends in August 2010, coterminous with the end of the leases. The monies received and paid related to this agreement are recorded in deferred revenue on the consolidated balance sheet. As of December 31, 2005 and 2004, the Company had a liability of $3,569 and $1,253, respectively related to this agreement.
      In July 2004, the Company entered into a forward treasury lock agreement with an aggregate notional amount of $131,000. These derivatives were designated as a hedge of the variability of cash flows related to forecasted interest payments associated with the financing of a $133,900 mortgage note payable secured by 215 Fremont Street. In July 2004, the Company incurred a loss of approximately $1,436 when the treasury lock agreement was terminated in connection with the closing of the related mortgage note payable. This loss is recorded in accumulated other comprehensive income (loss) and is being reclassified to earnings over the term of the new debt instrument.
      In connection with the sale of a 30% minority interest in State Street Financial Center in December 2004, the Company agreed to cap the minority interest purchaser’s maximum interest rate at 4.28% as it relates to the portion of the $50,000 of mezzanine debt assumed by the minority interest purchaser for a five-year period. Therefore, all interest expense over 4.28% is the Company’s responsibility. The mezzanine debt bears interest at a rate of LIBOR plus 1.83% (6.19% at December 31, 2005). The Company determined the initial fair value of this interest rate cap liability to be $1,150 and recorded it as a reduction of the gain recognized as a result of the minority interest disposition. The Company intends to prepay the mezzanine debt in October 2006 and obtain new financing, however the Company’s obligation

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to cap the rate on the new debt will continue for the five year period. As of December 31, 2004, the Company had a liability of $1,150 related to this agreement. In June 2005, the Company purchased an interest rate cap for $1,060 to effectively hedge the risk associated with the cap the Company had provided to the minority interest purchaser. As of December 31, 2005, the fair value of the asset related to the purchased cap and the liability associated with the given cap were both $1,307. Changes in the fair value of this asset and liability are included in interest expense in the consolidated statement of operations.
      In June 2005, the Company entered into a forward-starting interest rate swap with an aggregate notional amount of $175,000. This derivative was designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the $190,000 of financing for the acquisition of an office complex leased by Fireman’s Fund Insurance Company, which was completed in August 2005. The Company terminated the swap upon the completion of the acquisition and related financing and received $4,771 from the counter party from the net cash settlement of the derivative position in August 2005, due to the increase in market rates since the derivative inception date in June 2005. This amount was recorded in accumulated other comprehensive income (loss) and is being reclassified as a reduction to interest expense over the term of the mortgage payable.
      During the years ended December 31, 2005, 2004 and 2003, the Company reclassified approximately $2,773, $1,625 and $258 of accumulated other comprehensive income (loss) to interest expense, respectively. These amounts are included in the consolidated statements of shareholders’ equity and comprehensive income (loss) as a component of the reclassification adjustment for losses reclassified into operations. Over the next 12 months, the Company expects to reclassify $994 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

(6)	Shareholders’ Equity
      On May 9, 2005, the Company closed an underwritten public offering of 16,750,000 common shares of beneficial interest and granted the underwriters in the offering the right to purchase up to 2,512,500 additional common shares to cover any over-allotments. The aggregate net proceeds from this offering (after underwriting discounts and commissions and other offering costs) were approximately $242,841. The Company used the aggregate net proceeds to acquire additional properties, as described in the prospectus relating to the offering and other properties identified after the offering.
      On June 30, 2003, the Company completed its initial public offering through the issuance of 64,142,500 common shares of beneficial interest. The Company received net proceeds of $740,896, after payment of $60,885 in offering expenses including underwriters’ discounts and commissions.

(7)	Employee Benefits

401(k) Plan
      The Company has established and maintained a retirement savings plan under section 401(k) of the Internal Revenue Code (IRC). The 401(k) plan allows eligible employees, as defined within the plan, to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company matches each eligible employees’ annual contributions, within prescribed limits, in an amount equal to 100% of the first 3% of employees’ salary reduction contributions plus 50% of the next 2% of employees’ salary reduction contributions. Matching contributions of the Company vest immediately. The expense associated with the Company’s matching contribution was $300, $191 and $120 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included within general and administrative expenses in the accompanying consolidated statements of operations.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Executive Retirement Plan
      The Company has established a non-qualified Supplemental Executive Retirement Plan (SERP) in which the Company’s President, Chief Executive Officer and Vice Chairman of the board of trustees is a participant. The benefit payable under the SERP is based on a specified percentage of each participant’s average annual compensation, as defined within the plan, while employed with the Company. Participants may begin to receive SERP payments once they have attained the later of age 60 or retirement. Benefits paid under the SERP are for life with 10 years of guaranteed payments and terminate upon the participant’s death. The Company estimated the expected aggregate payout under the SERP based on life expectancy, calculated the present value of the expected aggregate payout using a discount rate of 6.5% and estimated the amount necessary to fund the SERP over the initial five years, after which it was assumed that interest income would accumulate to fund the remaining payout. The expense associated with the SERP obligation over each of the first five years was determined using an effective interest rate method. The SERP expense was $292, $307 and $431 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included within general and administrative expenses in the accompanying consolidated statements of operations.

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
      The following table summarizes option activity for the Company for the period from January 1, 2003 to December 31, 2005:

		Weighted
	Number of	Average	Aggregate	Grant Price Range
	Shares Issuable	Exercise	Exercise
	Upon Exercise	Price	Price	From	To

Balance, January 1, 2003	2,812,625	$10.06	$28,306	$10.00	$11.65
Options granted	221,000	13.14	2,905	11.25	14.98
Options cancelled	(3,750)	10.00	(38)	10.00	10.00
Options exercised	(37,812)	10.00	(378)	10.00	10.00

Balance, December 31, 2003	2,992,063	10.29	30,795	10.00	14.98
Options cancelled	(23,437)	10.00	(234)	10.00	10.00
Options exercised	(748,946)	10.08	(7,552)	10.00	11.65

Balance, December 31, 2004	2,219,680	10.37	23,009	10.00	14.98

Options exercised	(186,524)	10.00	(1,865)	10.00	10.00

Balance, December 31, 2005	2,033,156	$10.40	$21,144	$10.00	$14.98

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock options outstanding as of December 31, 2005:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number of	Average
	Number of Shares	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.00 to $11.65	1,812,156	6.7 years	$10.06	1,530,297	$10.08
$12.10 to $14.98	221,000	7.4 years	$13.14	148,625	$13.07
      There were no options granted during the years ended December 31, 2005 and 2004. The weighted average fair value of each option granted during the year ended December 31, 2003 ranges from $0.19 to $0.33 and was estimated on the grant date using the Black-Scholes options pricing model using the following assumptions:

Expected life (in years)	5
Risk-free interest rate	3.25% to 4.21%
Volatility	10.00%
Dividend yield	7.50%
      During the years ended December 31, 2005, 2004 and 2003, compensation expense related to restricted stock grants was $10,411, $9,078 and $3,361, respectively. In addition, pursuant to the severance agreements of two senior officers and one senior officer, the Company incurred a charge of $3,029 and $1,195 during the years ended December 31, 2005 and 2004, respectively, related to the accelerated vesting of restricted stock grants and the issuance of other equity instruments. The following table summarizes restricted share grant activity for the years ended December 31, 2005, 2004 and 2003:

		Share Price
	Shares	at Grant	Vesting
Date of Grant	Granted	Date	Period(1)

July 1, 2003	1,141,000	$12.50	3 years
September 29, 2003	219,000	14.15	3 years
October 1, 2003	28,500	14.24	4 years
January 1, 2004	149,000	16.95	3 years
January 2, 2004	442,730	16.95	4 years
March 31, 2004	27,500	16.95	3 years
June 6, 2004	12,229	14.31	4 years
January 4, 2005	520,516	15.80	4 years
April 15, 2005	16,700	15.22	4 years
April 27, 2005	16,000	15.30	4 years
May 24, 2005	19,481	15.50	3 years
June 15, 2005	11,249	15.88	3 years
October 17, 2005	6,000	13.59	3 years

	2,609,905

(1)	Restricted stock vests 33% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for restricted share grants that have a three year vesting period. Restricted stock vests 25% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for restricted share grants that have a four year vesting period.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2003, the Company’s board of trustees approved the 2003 Outperformance Plan (OPP). The OPP is performance-based, utilizing total return to shareholders as the measurement criteria. Rewards under the OPP consist of annual cash awards and a three year restricted share award. Award amounts determined under the OPP represent a percentage of the value created for shareholders in excess of established performance thresholds. The OPP is a three-year plan with an effective date of January 1, 2003. The aggregate amount of the award was determined at the end of the three-year term on January 1, 2006 to be $2,014 for the cash component and $0 for the contingent restricted stock component. The Company measured and recorded compensation expense over the service period in accordance with the provisions of APB No. 25 and FIN 28 based upon an interim estimate of the reward. No expense related to the OPP was recorded during year ended December 31, 2005. Under variable plan accounting treatment, during the year ended December 31, 2004, the Company reversed the expense related to the contingent restricted share component of the OPP of $5,238, which was recorded in the year ended December 31, 2003. During the year ended December 31, 2003, the Company recorded $2,014 of expense related to the cash component of the OPP.

(8)	Net Income (Loss) Per Share
      The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the years ended December 31, 2005, 2004 and 2003:

	Basic and Diluted

	Year Ended December 31,

	2005	2004	2003

Loss from continuing operations	$(94,290)	$(24,511)	$(25,084)
Less: Dividends on unvested restricted share awards	1,396	1,799	942

Loss from continuing operations	$(95,686)	$(26,310)	$(26,026)

Income from discontinued operations	$675	$2,266	$6,262

Weighted average common shares and common share equivalents outstanding	121,171,897	108,117,197	74,838,001

Loss per share from continuing operations	$(0.79)	$(0.24)	$(0.35)

Income per share from discontinued operations	$0.01	$0.02	$0.09

      Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is not dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

Share options	574,296	711,557	727,028
Unvested restricted shares(1)	500,859	741,932	1,378,401
Operating Partnership units	3,408,526	5,234,776	4,575,660

Total shares excluded from diluted loss per share	4,483,681	6,688,265	6,681,089

(1)	Includes shares that are contingently issuable under the OPP during the year ended December 31, 2003.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accumulated Other Comprehensive Loss
      The following table reflects components of accumulated other comprehensive loss for the years ended December 31, 2005, 2004 and 2003:

	Unrealized Gains
	(Losses) on
	Residential	Unrealized Gains	Interest Rate	Accumulated
	Mortgage Backed	(Losses) on	Hedges on	Other
	Securities and	Available for	Mortgage	Comprehensive
	Hedge	Sale Securities	Notes Payable	Loss

Balance, January 1, 2003	$(4,345)	$(133)	$—	$(4,478)
Change during year	(4,060)	(616)	(14,799)	(19,475)
Reclassification adjustments into statements of operations	8,851	388	258	9,497
Minority interest	(446)	17	665	236

Balance, December 31, 2003	—	(344)	(13,876)	(14,220)
Change during year	—	(438)	(1,436)	(1,874)
Reclassification adjustments into statements of operations	—	409	1,625	2,034
Minority interest	—	(18)	(210)	(228)

Balance, December 31, 2004	$—	$(391)	$(13,897)	$(14,288)

Change during year	—	(126)	4,771	4,645
Reclassification adjustments into statements of operations	—	530	2,773	3,303
Minority interest	—	(13)	(268)	(281)

Balance, December 31, 2005	$—	$—	$(6,621)	$(6,621)

(10)	Discontinued Operations and Assets Held for Sale
      The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, in accordance with SFAS No. 144, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. Properties classified as held for sale as of December 31, 2005 are classified as such in the consolidated statement of operations for all periods presented for purposes of comparability.
      During the year ended December 31, 2005, the Company sold 82 properties, in separate transactions, and 48 properties in bulk transactions, for net sales proceeds of $120,778. The sales transactions resulted in a net gain of approximately $20,194, after minority interest of $562 for the year ended December 31, 2005, which was reported in discontinued operations.
      During the year ended December 31, 2004, the Company sold 48 properties, in separate transactions for net sales proceeds of $185,122. The sales transactions resulted in a net gain of approximately $11,410, after minority interest of $374. An income tax provision was not required for the year ended December 31, 2004 because the gains realized were offset by other net losses of the taxable REIT subsidiary, which was reported in discontinued operations.
      During the year ended December 31, 2003, the Company sold 38 properties in separate transactions for net sales proceeds of $33,980. The sales transactions resulted in a net gain of approximately $8,407 after minority interest of $382 and an income tax provision of $2,670, which was reported in discontinued operations.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with the provisions of SFAS No. 144, the Company had classified 52 and 64 properties as held for sale as of December 31, 2005 and 2004, respectively. The following table summarizes information for these properties:

	December 31,

	2005	2004

Assets held for sale:
Real estate investments, at cost:
Land	$45,694	$16,105
Buildings	234,195	66,071
Equipment and fixtures	37,693	12,855

Total real estate investments, at cost	317,582	95,031
Less accumulated depreciation	(22,004)	(2,502)

	295,578	92,529
Intangible assets, net	35,929	4,927
Other assets, net	9,831	4,371

Total assets held for sale	341,338	101,827

Liabilities related to assets held for sale:
Mortgage notes payable	233,689	1,880
Accrued expenses	6,320	3,979
Below-market lease liabilities, net	177	1,580
Deferred revenue	3,459	445
Tenant security deposits	20	88

Total liabilities related to assets held for sale	243,665	7,972

Net assets held for sale	$97,673	$93,855

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following operating results of the properties held for sale as of December 31, 2005, 2004 and 2003 and the properties sold during the years ended December 31, 2005, 2004 and 2003 are included in discontinued operations for all periods presented:

	Year Ended December 31,

	2005	2004	2003

Operating results:
Revenues	$42,131	$28,592	$22,595
Operating expenses	27,689	18,586	10,937
Impairment loss	3,441	3,614	1,551
Interest expense	16,164	5,100	3,131
Depreciation	14,317	7,573	9,219

Loss from operations before minority interest	(19,480)	(6,281)	(2,243)
Minority interest	528	197	98

Loss from operations, net	(18,952)	(6,084)	(2,145)

Yield maintenance fees	(583)	(3,163)	—
Minority interest	16	103	—

Yield maintenance fees, net	(567)	(3,060)	—

Gain on disposals, net of income taxes	20,756	11,784	8,789
Minority interest	(562)	(374)	(382)

Gain on disposals, net	20,194	11,410	8,407

Income from discontinued operations	$675	$2,266	$6,262

      Discontinued operations have not been segregated in the consolidated statements of cash flows.

(11)	Leasing Agreements
      The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending to the year 2030. These leases generally contain rent increases and renewal options. Future minimum rental payments under noncancelable leases excluding reimbursements for operating expenses as of December 31, 2005 are as follows:

2006	$409,108
2007	405,620
2008	399,466
2009	392,429
2010	374,302
2011 and thereafter	3,088,923

Total	$5,069,848

      As of December 31, 2005, the Company leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 are as follows:

2006	$17,520
2007	17,617
2008	17,402
2009	17,302
2010	16,836
2011 and thereafter	195,416

Total	$282,093

(12)	Transactions with Related Parties
      On October 31, 2005, the Company acquired the remaining 11% limited partnership minority interest in the entity that owns 123 South Broad Street property in Philadelphia, PA. The purchase price of the remaining 11% limited partnership minority interest of $3,034 was paid through the issuance of units in the Company’s Operating Partnership. The parties to the contribution agreement included Nicholas S. Schorsch, our President, Chief Executive Officer and Vice Chairman of the board of trustees, and Meadow Court Trust, a trust controlled by Mr. Schorsch’s spouse, Shelley D. Schorsch. Mr. Schorsch and Meadow Court Trust owned 5.01% and 0.81% of the limited partnership interest, respectively, and received 135,962 and 21,982 limited partnership units in the Operating Partnership, respectively, for their interests.
      The Company previously provided management and other services to entities affiliated with the Company’s President, Chief Executive Officer and Vice Chairman of the board of trustees. Total revenue received by the Company from these affiliated entities was approximately $135 for the year ended December 31, 2003. Such amounts are included in interest and other income in the accompanying consolidated statements of operations. No such services were provided by the Company to these affiliated entities during the years ended December 31, 2005 and 2004.
      The Company leases space in two office buildings from real estate partnerships controlled by the Company’s President, Chief Executive Officer and Vice Chairman of the board of trustees and his spouse. Total rent payments under these office leases were approximately $165, $156, and $111 for the years ended December 31, 2005, 2004 and 2003, respectively. One lease expires in July 2009 and has aggregate annual minimum rent of $75 and the other lease has an aggregate annual minimum rent of $99 and expires in 2008. Both leases are subject to annual rent increases of the greater of 3.0% or the change in the Consumer Price Index. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.
      A former officer of the Company owns a one-third interest in a leasing company that provided leasing services. Leasing commissions charged to expense related to these services were approximately $241, $261, $258 for the years ended December 31, 2005, 2004 and 2003, respectively.
      On September 30, 2003, pursuant to the exercise of a purchase option, the Company acquired all of the ownership interests of First States Wilmington JV, L.P. (FSW), the beneficial owner of Three Beaver Valley. Total consideration paid by the Company for the FSW interests was $51,768, of which $44,830 consisted of the assumption of variable rate debt. The remaining consideration consisted primarily of units in the Company’s Operating Partnership and cash. Prior to the acquisition, FSW was controlled by the Company’s President, Chief Executive Officer and Vice Chairman of the board of trustees. Concurrent with this acquisition, the Company terminated the agreement with the existing property management company, which was wholly owned by the Company’s President, Chief Executive Officer and Vice Chairman of the board of trustees. The obligation resulting from this termination was approximately $150.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A former member of the Company’s board of trustees is Head of Investment Banking at Friedman Billings Ramsey & Co., Inc. (FBR). FBR served as underwriter and placement agent in connection with the Company’s September 2002 private placement and served as co-lead manager of the Company’s June 2003 initial public offering of common shares. The Company paid FBR $25.9 million and $18.8 million in connection with the private placement and initial public offering of common shares, respectively. The Company and FBR entered into an Intellectual Property Contribution and Unit Purchase Agreement as of May 24, 2002 pursuant to which FBR contributed certain intellectual property and other in-kind capital in exchange for the issuance of 750,000 Operating Partnership units. FBR Investment Management, Inc., an affiliate of FBR, received investment advisory fees based on the month-end balance invested in the residential mortgage-backed securities investment account. Total fees paid for such services were $442 for the year ended December 31, 2003. No such fees were paid during the years ended December 31, 2005 and 2004. Under the terms of an engagement letter, FBR provided customary investment banking and financial advisory services through June 30, 2004.

(13)	Commitments and Contingencies
      On June 25, 2004, the Company entered into an agreement to sublease from Charles Schwab and Co., Inc. (Schwab) approximately 288,000 square feet of vacant space in Harborside, a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, the Company has agreed to sublease this additional space from Schwab. All of the Company’s subleases with Schwab will terminate in September 2017, the same date that Schwab’s leases with the ultimate owner terminate. In exchange for the agreements described above, Schwab paid the Company a sublease management and standby subtenant fee of approximately $11,541. Additionally, Schwab will provide a rent credit against the Company’s initial sublease obligations, payable through December 31, 2007, totaling approximately $40,028, including $15,612 of payments made through December 31, 2005. The sublease management fee and rent credit will be ratably recognized as income and a reduction to rent expense, respectively, over the terms of the agreements. As security for the Company’s obligation under the sublease management, subtenant and standby subtenant agreements, the Company must provide Schwab with an irrevocable, standby letter of credit, which will increase concurrently with each rent credit and sublease management fee payment made by Schwab up to $51,569 and then will decrease over the term of the Company’s obligation through September 2017. As of December 31, 2005, the standby letter of credit had a face amount of $27,153.
      As of December 31, 2005, we had approximately $38,668 in pending acquisitions under contract or letters of intent and $54,119 in pending acquisitions under outstanding notifications under formulated price contracts. Since formulated price agreements require the Company, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. The Company is required to purchase properties at a formulated price typically based on the fair market value of the property as determined through an independent appraisal process, which values the property based on its highest and best use and its alternative use, and then applies a negotiated discount. Under these agreements, the Company is also required to assume the rights and obligations of the financial institution under leases pursuant to which the financial institution leases surplus bank branches. The Company assumes the obligations to pay rent under these leases. In exchange, the Company receives an amount typically equal to 25% to 35% of the future rental payments due under the leasehold interest acquired. Current agreements are renewable on an annual basis, and may be terminated upon 90 days prior written notice. The purchase of these properties or assumption of the leasehold interests is done on an “as-is” basis; however, the

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company is not required to acquire properties with certain environmental or structural problems or with defects in title that render the property either unmarketable or uninsurable at regular rates or that materially reduce the value of the property or materially impair or restrict its contemplated use. If the Company subsequently discovers issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations, or other significant problems, the Company typically has no recourse against the seller and the value of the property may be less than the amount paid for such property. Should the Company default on its purchase obligation, the Company would forfeit its initial deposit and any supplemental deposits made with the financial institution. In addition, with respect to the assumption of leasehold interests, the Company would be liable for any rental payments due under the leasehold interests. At December 31, 2005 and 2004, total deposits of $384 and $153, respectively, were held with financial institutions and included in prepaid expenses and other assets in the accompanying consolidated balance sheets. These deposits will be returned to the Company at the expiration date of the respective agreements.
      The Company may be subject to claims or litigation in the ordinary course of business. When identified, these matters are usually referred to the Company’s legal counsel or insurance carriers. In the opinion of management, at December 31, 2005, there are no outstanding claims against the Company that would have a material adverse effect on the Company’s financial position or results of operations.

(14)	Summary Quarterly Results (Unaudited)
      The following is a summary of interim financial information as previously reported (in thousands, except per share data):

Year Ended December 31, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$124,764	$133,224	$146,572	$141,364
Net loss	(22,142)	(25,151)	(25,359)	(20,964)
Loss allocated to common shares	(22,142)	(25,151)	(25,359)	(20,964)
Basic and diluted loss per share	$(0.20)	$(0.21)	$(0.20)	$(0.17)

Year Ended December 31, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$62,965	$72,381	$81,739	$121,797
Net loss	(4,255)	(1,689)	(9,955)	(6,346)
Loss allocated to common shares	(4,255)	(1,689)	(9,955)	(6,346)
Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.09)	$(0.06)
      During the second quarter of 2004 the Company reversed a previously recorded expense of approximately $4,263 related to the contingent restricted share component of the 2003 OPP.

(15)	Subsequent Events
      In February 2006, the Company entered into an agreement of sale to sell five 100% occupied, net leased properties for a sale price of $301,000, before transactions and closing costs. The properties to be sold by the Company include 215 Fremont Street, San Francisco, California, which is leased to Charles Schwab & Co., Inc., Condominium Unit #1 at 123 S. Broad Street, Philadelphia Pennsylvania, which is leased to Wachovia Bank, N.A. and three operations centers located in Meridian, Idaho, Louisville, Kentucky and McLeansville, North Carolina, which are leased to Citicorp North America, Inc. These five properties are classified as held for sale in the accompanying consolidated balance sheets and statements of operations at December 31, 2005. The transaction is expected to close early in the second quarter 2006.

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Abington	PA	8/19/1998	$795	$82	$494	$19	$84	$511	$595	$(118)	35
Avondale	PA	8/20/1998	728	99	515	22	101	535	636	(112)	37
Berkeley Height	NJ	8/20/1998	585	84	386	15	85	400	485	(80)	37
Cambelltown	PA	8/20/1998	193	40	185	8	41	192	233	(40)	36
Cherry Hill	NJ	8/20/1998	554	72	337	11	73	347	420	(64)	37
Edison Twp	NJ	8/20/1998	698	104	473	19	106	490	596	(95)	37
Emmaus	PA	8/20/1998	789	111	492	18	113	508	621	(93)	37
Feasterville	PA	8/20/1998	1,041	125	566	10	126	575	701	(78)	39
Hamilton Square	NJ	8/20/1998	686	113	490	24	116	511	627	(100)	37
Highland Park	NJ	8/20/1998	486	67	347	10	68	356	424	(61)	38
Hightstown	NJ	8/20/1998	652	78	346	11	80	355	435	(61)	38
Kendall Park	NJ	8/20/1998	618	64	288	5	64	293	357	(44)	38
Kenilworth	NJ	8/20/1998	479	60	267	8	61	274	335	(48)	38
Kennett Square	PA	8/20/1998	1,335	174	728	30	175	757	932	(109)	39
Lawrenceville	NJ	8/20/1998	841	113	518	17	115	533	648	(94)	37
Linden	NJ	8/20/1998	1,123	147	606	32	148	637	785	(102)	39
Linden	NJ	8/20/1998	1,037	135	563	9	136	571	707	(79)	39
Manasquan	NJ	8/20/1998	713	83	377	9	84	385	469	(61)	38
Millburn	NJ	8/20/1998	976	127	572	19	129	589	718	(105)	37
Moosic	PA	8/20/1998	322	36	148	4	36	152	188	(24)	38
North Plainfiel	NJ	8/20/1998	(f)	26	130	6	27	135	162	(29)	36
Phoenixville	PA	8/20/1998	1,032	133	547	7	134	553	687	(65)	39
Point Pleasant	NJ	8/20/1998	—	78	388	11	80	397	477	(66)	38
Pottstown	PA	8/20/1998	199	32	135	4	33	138	171	(20)	39
Runnemede	NJ	8/20/1998	—	20	110	7	20	117	137	(41)	31
Scotch Plains	NJ	8/20/1998	668	86	380	10	87	389	476	(60)	38
Somerdale	NJ	8/20/1998	281	49	220	5	49	225	274	(36)	38

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

South Plainfield	NJ	8/20/1998	596	80	357	11	81	367	448	(64)	38
Spring Lake	NJ	8/20/1998	—	56	304	9	57	312	369	(53)	38
Ventnor	NJ	8/20/1998	430	55	261	9	56	269	325	(50)	37
Warminster	PA	8/20/1998	789	111	530	13	112	542	654	(87)	38
West Chester	PA	1/28/1999	3,519	374	3,569	123	374	3,692	4,066	(982)	37
Upper Dublin	PA	6/17/1999	876	352	956	—	352	956	1,308	(326)	32
Collingswood	NJ	8/6/1999	374	52	272	—	52	272	324	(80)	34
Pennington	NJ	8/6/1999	664	92	531	37	92	568	660	(191)	34
Philadelphia	PA	8/6/1999	816	70	333	—	70	333	403	(69)	37
Boyertown	PA	12/14/1999	355	57	300	—	57	300	357	(86)	34
Jenkintown	PA	7/11/2000	14,837	2,357	19,654	6,281	2,314	25,978	28,292	(6,160)	34
Bensalem	PA	9/20/2000	653	76	409	—	76	409	485	(109)	35
Philadelphia	PA	9/26/2000	50,918	8,064	66,629	1,237	8,051	67,879	75,930	(16,102)	34
Charleston	SC	12/29/2000	9,654	1,425	11,981	676	1,425	12,657	14,082	(3,335)	33
Little Rock	AR	12/11/2001	—	29	146	—	29	146	175	(28)	36
Aurora	MO	2/28/2002	—	77	419	—	77	419	496	(87)	34
Little Rock	AR	2/28/2002	—	35	192	—	35	192	227	(40)	33
Cary	NC	12/10/2002	1,424	185	1,051	—	185	1,051	1,236	(134)	35
Charlotte	NC	12/10/2002	1,302	214	1,212	—	214	1,212	1,426	(154)	35
Charlotte	NC	12/10/2002	1,133	97	548	—	97	548	645	(70)	35
Cornelius	NC	12/10/2002	1,068	187	1,061	—	187	1,061	1,248	(135)	35
Dalton	GA	12/10/2002	—	143	813	—	143	813	956	(104)	35
Florence	SC	12/10/2002	(f)	109	617	—	109	617	726	(79)	35
Hickory	NC	12/10/2002	—	102	578	—	102	578	680	(74)	35
Hilton Head	SC	12/10/2002	3,255	311	1,760	—	311	1,760	2,071	(224)	35
Hilton Head	SC	12/10/2002	2,186	252	1,430	20	252	1,450	1,702	(183)	35
Huntersville	NC	12/10/2002	—	158	893	—	158	893	1,051	(114)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Raleigh	NC	12/10/2002	1,502	170	961	—	170	961	1,131	(122)	35
Rock Hill	SC	12/10/2002	(f)	97	549	—	97	549	646	(70)	35
Fort Myers	FL	12/16/2002	2,043	225	1,278	160	225	1,438	1,663	(197)	35
Gainesville	FL	12/16/2002	(f)	350	1,985	6	350	1,991	2,341	(250)	35
Nassau Bay	FL	12/16/2002	2,471	404	2,277	—	404	2,277	2,681	(291)	35
Port St. Lucie	FL	12/16/2002	—	774	4,388	909	773	5,298	6,071	(654)	35
Reno	NV	12/16/2002	1,663	779	4,440	34	779	4,474	5,253	(622)	35
Waycross	GA	12/16/2002	(f)	144	868	—	144	868	1,012	(106)	36
Arlington	VA	1/9/2003	(a)	370	2,484	—	370	2,484	2,854	(320)	35
Baltimore	MD	1/9/2003	(a)	3,030	23,279	—	3,030	23,279	26,309	(3,032)	35
Baltimore	MD	1/9/2003	(a)	8,550	55,550	20	8,550	55,570	64,120	(7,117)	35
College Park	GA	1/9/2003	(a)	2,182	14,237	(52)	2,130	14,237	16,367	(1,825)	35
Columbia	SC	1/9/2003	(a)	517	3,508	—	517	3,508	4,025	(453)	35
Greensboro	NC	1/9/2003	(a)	3,585	21,688	—	3,585	21,688	25,273	(2,744)	35
Norfolk	VA	1/9/2003	(a)	3,316	22,990	1,513	3,316	24,503	27,819	(3,062)	35
Norfolk	VA	1/9/2003	(a)	3,624	24,023	—	3,624	24,023	27,647	(3,088)	35
Richmond	VA	1/9/2003	(a)	7,054	46,626	1,395	7,054	48,021	55,075	(6,072)	35
Richmond	VA	1/9/2003	(a)	5,505	34,061	—	5,505	34,061	39,566	(4,327)	35
Silver Springs	MD	1/9/2003	(a)	331	2,154	27	331	2,181	2,512	(276)	35
Tucker	GA	1/9/2003	(a)	2,310	15,118	—	2,310	15,118	17,428	(1,936)	35
Washington	DC	1/9/2003	(a)	3,913	25,082	—	3,913	25,082	28,995	(3,196)	35
Clemmons	NC	2/5/2003	1,346	172	974	(56)	116	974	1,090	(118)	35
Clover	SC	2/5/2003	—	51	291	—	51	291	342	(35)	35
Pembroke Pines	FL	2/19/2003	1,568	124	705	—	124	705	829	(83)	35
Plantation	FL	2/19/2003	—	139	789	—	139	789	928	(93)	35
Winter Park	FL	2/19/2003	1,140	126	714	—	126	714	840	(84)	35
Winter Park	FL	2/19/2003	783	127	718	—	127	718	845	(85)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Advance	NC	3/31/2003	249	40	242	—	40	242	282	(31)	35
Atlanta	GA	3/31/2003	721	88	522	—	88	522	610	(60)	35
Atlanta	GA	3/31/2003	2,506	369	2,160	—	369	2,160	2,529	(249)	35
Augusta	GA	3/31/2003	1,229	165	969	—	165	969	1,134	(112)	35
Augusta	GA	3/31/2003	1,407	162	957	(39)	123	957	1,080	(110)	35
Blowing Rock	NC	3/31/2003	190	45	265	—	45	265	310	(33)	35
Boca Raron	FL	3/31/2003	845	105	618	—	105	618	723	(71)	35
Breman	GA	3/31/2003	—	54	349	3	54	352	406	(51)	35
Brevard	NC	3/31/2003	520	137	804	—	137	804	941	(99)	35
Callahan	FL	3/31/2003	1,144	183	1,084	—	183	1,084	1,267	(136)	35
Canton	NC	3/31/2003	—	15	103	2	15	105	120	(16)	35
Cary	NC	3/31/2003	189	43	256	—	43	256	299	(32)	35
Charlotte	NC	3/31/2003	494	62	365	—	62	365	427	(42)	35
Charlotte	NC	3/31/2003	317	67	399	—	67	399	466	(50)	35
China Grove	NC	3/31/2003	446	96	567	—	96	567	663	(71)	35
Clearwater	FL	3/31/2003	1,203	217	1,285	—	217	1,285	1,502	(160)	35
Clemmons	NC	3/31/2003	550	77	457	—	77	457	534	(53)	35
Conover	NC	3/31/2003	433	79	472	—	79	472	551	(60)	35
Davie	FL	3/31/2003	730	145	856	—	145	856	1,001	(106)	35
Daytona Beach	FL	3/31/2003	988	174	1,029	—	174	1,029	1,203	(129)	35
East Point	GA	3/31/2003	726	180	1,052	—	180	1,052	1,232	(129)	35
Eustis	FL	3/31/2003	1,891	316	1,871	—	316	1,871	2,187	(234)	35
Fayetteville	FL	3/31/2003	1,325	273	1,663	—	273	1,663	1,936	(220)	35
Forest City	NC	3/31/2003	791	180	1,060	—	180	1,060	1,240	(132)	35
Ft. Lauderdale	FL	3/31/2003	1,604	310	1,837	—	310	1,837	2,147	(229)	35
Gastonia	NC	3/31/2003	288	63	371	—	63	371	434	(46)	35
Goldsboro	NC	3/31/2003	—	30	191	2	30	193	223	(27)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Graham	NC	3/31/2003	—	54	346	3	54	349	403	(50)	35
Green Cove	FL	3/31/2003	1,421	188	1,121	—	188	1,121	1,309	(143)	35
Greensboro	NC	3/31/2003	—	128	741	3	128	744	872	(89)	35
Hapeville	GA	3/31/2003	2,043	229	1,357	—	229	1,357	1,586	(157)	35
Harrisburg	NC	3/31/2003	337	67	400	—	67	400	467	(50)	35
HIckory	NC	3/31/2003	704	90	534	—	90	534	624	(62)	35
Jacksonville	FL	3/31/2003	5,134	1,620	9,777	5	1,620	9,782	11,402	(1,273)	35
Jacksonville	FL	3/31/2003	2,080	282	1,654	—	282	1,654	1,936	(191)	35
Jacksonville	FL	3/31/2003	669	88	520	—	88	520	608	(60)	35
Jacksonville	FL	3/31/2003	2,805	366	2,149	—	366	2,149	2,515	(248)	35
Jacksonville	FL	3/31/2003	633	152	884	—	152	884	1,036	(108)	35
Jacksonville	FL	3/31/2003	1,325	374	2,280	—	374	2,280	2,654	(303)	35
Jefferson	NC	3/31/2003	—	20	136	2	20	138	158	(22)	35
Kannapolis	NC	3/31/2003	349	75	443	—	75	443	518	(55)	35
King	NC	3/31/2003	587	78	462	—	78	462	540	(53)	35
Knightdale	NC	3/31/2003	(f)	27	157	3	27	160	187	(20)	35
Lakeland	FL	3/31/2003	559	63	372	—	63	372	435	(43)	35
Lantana	FL	3/31/2003	1,131	137	804	—	137	804	941	(93)	35
Largo	FL	3/31/2003	263	44	257	—	44	257	301	(32)	35
Lexington	NC	3/31/2003	1,605	354	2,087	—	354	2,087	2,441	(260)	35
Mabletown	GA	3/31/2003	1,187	342	2,098	—	342	2,098	2,440	(281)	35
Macon	GA	3/31/2003	1,615	144	911	—	144	911	1,055	(129)	35
Marietta	GA	3/31/2003	379	71	416	—	71	416	487	(52)	35
Marietta	GA	3/31/2003	592	105	620	—	105	620	725	(77)	35
Marion	NC	3/31/2003	901	113	668	—	113	668	781	(77)	35
Martinez	GA	3/31/2003	865	198	1,158	—	198	1,158	1,356	(142)	35
Morganton	NC	3/31/2003	1,948	204	1,259	72	204	1,331	1,535	(175)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

New Port Richey	FL	3/31/2003	553	67	393	—	67	393	460	(45)	35
Newnan	NC	3/31/2003	2,127	507	2,965	—	507	2,965	3,472	(363)	35
Newton	NC	3/31/2003	590	148	867	—	148	867	1,015	(107)	35
Norcross	GA	3/31/2003	514	78	462	—	78	462	540	(58)	35
Norcross	GA	3/31/2003	924	150	889	—	150	889	1,039	(112)	35
Norcross	GA	3/31/2003	1,064	260	1,517	—	260	1,517	1,777	(186)	35
North Port	FL	3/31/2003	1,155	203	1,195	—	203	1,195	1,398	(149)	35
North Wilkesboro	NC	3/31/2003	4,624	1,968	11,947	—	1,968	11,947	13,915	(1,572)	35
Orlando	FL	3/31/2003	809	135	798	—	135	798	933	(100)	35
Palatka	FL	3/31/2003	3,231	124	805	43	124	848	972	(121)	35
Rockingham	NC	3/31/2003	—	78	473	2	78	475	553	(62)	35
Rockledge	FL	3/31/2003	670	79	469	—	79	469	548	(54)	35
Rocky Mount	NC	3/31/2003	1,108	141	855	—	141	855	996	(112)	35
Rome	GA	3/31/2003	1,549	394	2,455	—	394	2,455	2,849	(338)	35
Rome	GA	3/31/2003	—	34	202	3	34	205	239	(27)	35
Roswell	GA	3/31/2003	—	116	679	3	116	682	798	(84)	35
Roxboro	NC	3/31/2003	1,376	171	1,016	—	171	1,016	1,187	(117)	35
Savannah	GA	3/31/2003	—	26	156	3	26	159	185	(22)	35
Savannah	GA	3/31/2003	758	92	544	—	92	544	636	(63)	35
Sparta	NC	3/31/2003	—	17	116	2	17	118	135	(19)	35
St. Petersburg	FL	3/31/2003	366	68	398	—	68	398	466	(49)	35
Tampa	FL	3/31/2003	1,891	600	3,599	—	600	3,599	4,199	(463)	35
Valdese	NC	3/31/2003	1,156	154	915	—	154	915	1,069	(106)	35
Vidalia	GA	3/31/2003	—	117	736	2	117	738	855	(103)	35
Waynesboro	GA	3/31/2003	—	36	274	3	36	277	313	(50)	35
Waynesville	NC	3/31/2003	952	106	636	—	106	636	742	(74)	35
West Jefferson	NC	3/31/2003	—	30	188	2	30	190	220	(26)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Wilkesboro	NC	3/31/2003	608	73	437	—	73	437	510	(51)	35
Apex	NC	4/15/2003	—	32	166	—	32	166	198	(24)	35
Graham	NC	4/15/2003	—	140	724	—	140	724	864	(108)	35
Havelock	NC	4/15/2003	—	37	193	—	37	193	230	(28)	35
Morehead City	NC	4/15/2003	—	86	446	—	86	446	532	(66)	35
New Bern	NC	4/15/2003	—	170	877	—	170	877	1,047	(130)	35
Plymouth	NC	4/15/2003	—	126	653	—	126	653	779	(97)	35
Wilson	NC	4/15/2003	—	1,218	6,285	481	1,698	6,286	7,984	(934)	35
Wilson	NC	4/15/2003	—	915	4,726	—	915	4,726	5,641	(732)	35
Wilson	NC	4/15/2003	—	409	2,113	—	409	2,113	2,522	(314)	35
Cayce	SC	5/8/2003	—	52	296	—	52	296	348	(33)	35
Harrisonburg	VA	6/6/2003	(f)	128	725	—	128	725	853	(78)	35
Wilmington	NC	6/6/2003	801	132	748	—	132	748	880	(80)	35
Aberdeen	WA	6/30/2003	(b)	145	820	—	145	820	965	(85)	35
Aiken	SC	6/30/2003	(b)	241	1,381	—	241	1,381	1,622	(143)	35
Albuquerque	NM	6/30/2003	(b)	534	3,059	—	534	3,059	3,593	(316)	35
Albuquerque	NM	6/30/2003	(b)	189	1,071	—	189	1,071	1,260	(111)	35
Annapolis	MD	6/30/2003	(b)	570	3,267	19	575	3,281	3,856	(339)	35
Aransas Pass	TX	6/30/2003	(b)	209	1,184	7	209	1,191	1,400	(124)	35
Auburn	CA	6/30/2003	(b)	283	1,623	260	283	1,883	2,166	(209)	35
Austin	TX	6/30/2003	(b)	228	1,293	5	233	1,293	1,526	(135)	35
Bakersfield	CA	6/30/2003	(b)	220	1,249	6	220	1,255	1,475	(130)	35
Bakersfield	CA	6/30/2003	(b)	205	1,160	9	205	1,169	1,374	(121)	35
Baltimore	MD	6/30/2003	(b)	128	727	—	128	727	855	(76)	35
Bellingham	WA	6/30/2003	(b)	443	2,537	—	443	2,537	2,980	(262)	35
Bremerton	WA	6/30/2003	(b)	238	1,363	—	238	1,363	1,601	(141)	35
Brownwood	TX	6/30/2003	(b)	129	734	—	129	734	863	(80)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Cape Girardeau	MO	6/30/2003	(b)	205	1,160	—	205	1,160	1,365	(121)	35
Carrollton	TX	6/30/2003	(b)	166	939	—	166	939	1,105	(98)	35
Cartersville	GA	6/30/2003	(b)	142	807	—	142	807	949	(84)	35
Charlotte	NC	6/30/2003	(b)	4,100	48,997	433	4,124	49,406	53,530	(5,661)	36
Charlottesville	VA	6/30/2003	(b)	504	2,915	23	504	2,938	3,442	(328)	35
Chicago	IL	6/30/2003	(b)	14,189	88,621	2,854	14,219	91,445	105,664	(9,270)	35
Clearwater	FL	6/30/2003	(b)	270	1,544	—	270	1,544	1,814	(160)	35
Clermont	FL	6/30/2003	(b)	56	316	135	56	451	507	(51)	35
Coeur D’alene	ID	6/30/2003	(b)	215	1,227	—	215	1,227	1,442	(134)	35
Columbia	MO	6/30/2003	(b)	232	1,327	31	232	1,358	1,590	(140)	35
Compton	CA	6/30/2003	(b)	127	720	5	127	725	852	(75)	35
Coronado	CA	6/30/2003	(b)	611	3,500	30	612	3,529	4,141	(367)	35
Dalhart	TX	6/30/2003	(b)	141	813	33	141	846	987	(97)	35
Deland	FL	6/30/2003	—	581	3,328	231	581	3,559	4,140	(379)	35
Denison	TX	6/30/2003	(b)	135	774	—	135	774	909	(85)	35
Dumas	TX	6/30/2003	(b)	158	895	—	158	895	1,053	(93)	35
El Segundo	CA	6/30/2003	(b)	247	1,416	46	247	1,462	1,709	(152)	35
Escondido	CA	6/30/2003	(b)	346	1,982	13	346	1,995	2,341	(209)	35
Florissant	MO	6/30/2003	(b)	189	1,073	84	194	1,152	1,346	(122)	35
Forks	WA	6/30/2003	(b)	112	635	161	112	796	908	(76)	35
Fort Worth	TX	6/30/2003	(b)	202	1,142	—	202	1,142	1,344	(119)	35
Fresno	CA	6/30/2003	(b)	180	1,020	17	180	1,037	1,217	(107)	35
Fresno	CA	6/30/2003	(b)	214	1,215	6	212	1,223	1,435	(127)	35
Fresno	CA	6/30/2003	(b)	324	1,855	3	324	1,858	2,182	(192)	35
Gardena	CA	6/30/2003	(b)	794	4,500	—	794	4,500	5,294	(468)	35
Glendale	CA	6/30/2003	(b)	939	5,384	—	939	5,384	6,323	(557)	35
Hallandale	FL	6/30/2003	(b)	570	3,264	275	570	3,539	4,109	(339)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Hampton	VA	6/30/2003	(b)	149	868	12	149	880	1,029	(112)	35
Henderson	NV	6/30/2003	(b)	189	1,073	—	189	1,073	1,262	(112)	35
Hialeah	FL	6/30/2003	(b)	159	903	30	159	933	1,092	(95)	35
Hollywood	FL	6/30/2003	(b)	239	1,355	—	239	1,355	1,594	(141)	35
Houston	TX	6/30/2003	(b)	534	3,057	12	546	3,057	3,603	(316)	35
Independence	KS	6/30/2003	(b)	131	741	7	131	748	879	(78)	35
Independence	MO	6/30/2003	(b)	187	1,063	—	187	1,063	1,250	(111)	35
Inglewood	CA	6/30/2003	(b)	418	2,396	5	418	2,401	2,819	(248)	35
Jacksonville	FL	6/30/2003	(b)	3,893	22,317	—	3,893	22,317	26,210	(2,311)	35
Jacksonville	FL	6/30/2003	(b)	2,067	11,840	—	2,067	11,840	13,907	(1,225)	35
Jacksonville	FL	6/30/2003	(b)	1,957	11,211	—	1,957	11,211	13,168	(1,160)	35
Jacksonville	FL	6/30/2003	(b)	3,052	17,486	—	3,052	17,486	20,538	(1,809)	35
Jacksonville	FL	6/30/2003	(b)	2,020	11,569	327	2,020	11,896	13,916	(1,197)	35
Jacksonville	FL	6/30/2003	(b)	5,103	29,228	35	5,103	29,263	34,366	(3,024)	35
Jacksonville	FL	6/30/2003	(b)	2,051	11,749	—	2,051	11,749	13,800	(1,215)	35
Jacksonville	FL	6/30/2003	(b)	401	2,320	131	401	2,451	2,852	(247)	35
Jacksonville	FL	6/30/2003	(b)	1	4	—	1	4	5	—	35
Jacksonville	FL	6/30/2003	(b)	409	2,341	33	409	2,374	2,783	(251)	35
Jacksonville	FL	6/30/2003	(b)	173	982	—	173	982	1,155	(102)	35
La Jolla	CA	6/30/2003	(b)	935	5,363	768	935	6,131	7,066	(561)	35
Las Vegas	NV	6/30/2003	(b)	330	1,889	—	330	1,889	2,219	(195)	35
Lexington	MO	6/30/2003	(b)	68	385	9	68	394	462	(42)	35
LighthousePoint	FL	6/30/2003	(b)	363	2,104	55	363	2,159	2,522	(234)	35
Long Beach	CA	6/30/2003	(b)	173	983	5	173	988	1,161	(102)	35
Long Beach	CA	6/30/2003	(b)	814	4,663	22	814	4,685	5,499	(484)	35
Long Beach	CA	6/30/2003	(b)	142	806	5	142	811	953	(84)	35
Los Angeles	CA	6/30/2003	(b)	174	985	7	174	992	1,166	(103)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Los Angeles	CA	6/30/2003	(b)	110	622	—	110	622	732	(65)	35
Lynwood	CA	6/30/2003	(b)	159	904	4	159	908	1,067	(94)	35
Merced	CA	6/30/2003	—	470	2,693	4	470	2,697	3,167	(279)	35
Mesa	AZ	6/30/2003	(b)	283	1,621	—	283	1,621	1,904	(168)	35
Mexico	MO	6/30/2003	(b)	215	1,230	16	215	1,246	1,461	(142)	35
Miami Lakes	FL	6/30/2003	(b)	2,123	12,161	5	2,128	12,161	14,289	(1,258)	35
Miami Lakes	FL	6/30/2003	(b)	2,190	12,546	116	2,190	12,662	14,852	(1,314)	35
Mission	TX	6/30/2003	(b)	113	642	—	113	642	755	(67)	35
Mission Hills	CA	6/30/2003	(b)	205	1,179	6	205	1,185	1,390	(136)	35
Moses Lake	WA	6/30/2003	(b)	216	1,222	14	216	1,236	1,452	(129)	35
Moultrie	GA	6/30/2003	(b)	135	763	5	140	763	903	(79)	35
Mt. Pleasant	TX	6/30/2003	(b)	131	740	28	131	768	899	(80)	35
Murfreesboro	TN	6/30/2003	(b)	189	1,073	—	189	1,073	1,262	(112)	35
Muskogee	OK	6/30/2003	(b)	212	1,204	51	212	1,255	1,467	(130)	35
Newport Beach	CA	6/30/2003	(b)	439	2,517	3	439	2,520	2,959	(260)	35
North Hollywood	CA	6/30/2003	(b)	367	2,105	3	367	2,108	2,475	(218)	35
North Kansas City	MO	6/30/2003	(b)	328	1,881	102	328	1,983	2,311	(208)	35
Norton	VA	6/30/2003	(b)	80	452	14	80	466	546	(49)	35
Ocala	FL	6/30/2003	(b)	299	1,715	—	299	1,715	2,014	(177)	35
Ontario	CA	6/30/2003	(b)	721	4,127	3	721	4,130	4,851	(427)	35
Orlando	FL	6/30/2003	(b)	1,023	5,857	11	1,018	5,873	6,891	(607)	35
Overland Park	KS	6/30/2003	(b)	244	1,395	—	244	1,395	1,639	(144)	35
Palmdale	CA	6/30/2003	(b)	158	895	20	158	915	1,073	(94)	35
Palmetto	FL	6/30/2003	(b)	109	624	8	109	632	741	(72)	35
Pasadena	CA	6/30/2003	(b)	689	3,950	39	689	3,989	4,678	(420)	35
Pasco	WA	6/30/2003	(b)	168	954	—	168	954	1,122	(99)	35
Pensacola	FL	6/30/2003	(b)	323	1,851	297	323	2,148	2,471	(199)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Phoenix	AZ	6/30/2003	(b)	96	542	—	96	542	638	(56)	35
Phoenix	AZ	6/30/2003	(b)	972	5,566	—	972	5,566	6,538	(576)	35
Phoenix	AZ	6/30/2003	(b)	2,123	12,163	350	2,123	12,513	14,636	(1,294)	35
Phoenix	AZ	6/30/2003	(b)	892	5,152	12	904	5,152	6,056	(541)	35
Phoenix	AZ	6/30/2003	(b)	970	5,556	—	970	5,556	6,526	(575)	35
Phoenix	AZ	6/30/2003	(b)	2,020	11,572	—	2,020	11,572	13,592	(1,197)	35
Pomona	CA	6/30/2003	(b)	471	2,699	3	471	2,702	3,173	(279)	35
Port Angeles	WA	6/30/2003	(b)	159	902	—	159	902	1,061	(94)	35
Port Charlotte	FL	6/30/2003	(b)	198	1,125	24	198	1,149	1,347	(120)	35
Red Bluff	CA	6/30/2003	(b)	330	1,888	180	330	2,068	2,398	(197)	35
Redding	CA	6/30/2003	(b)	548	3,142	3	548	3,145	3,693	(325)	35
Richland	MO	6/30/2003	(b)	106	602	—	106	602	708	(63)	35
Richland	WA	6/30/2003	(b)	372	2,131	—	372	2,131	2,503	(220)	35
Riverside	CA	6/30/2003	(b)	611	3,500	4	611	3,504	4,115	(362)	35
Roanoke	VA	6/30/2003	(b)	299	1,713	107	299	1,820	2,119	(183)	35
Rolla	MO	6/30/2003	(b)	86	487	—	86	487	573	(51)	35
Sacramento	CA	6/30/2003	(b)	220	1,250	—	220	1,250	1,470	(130)	35
Sacramento	CA	6/30/2003	(b)	174	984	5	174	989	1,163	(102)	35
Salinas	CA	6/30/2003	(b)	330	1,888	5	330	1,893	2,223	(195)	35
San Antonio	TX	6/30/2003	(b)	1,068	6,115	58	1,068	6,173	7,241	(637)	35
San Bernadino	CA	6/30/2003	(b)	345	1,979	92	345	2,071	2,416	(219)	35
Santa Barbara	CA	6/30/2003	(b)	1,408	8,069	91	1,408	8,160	9,568	(837)	35
Santa Maria	CA	6/30/2003	(b)	334	1,916	—	334	1,916	2,250	(198)	35
Savannah	GA	6/30/2003	(b)	386	2,210	—	386	2,210	2,596	(229)	35
Seattle	WA	6/30/2003	(b)	333	1,905	—	333	1,905	2,238	(197)	35
South Boston	VA	6/30/2003	(b)	114	649	27	114	676	790	(72)	35
Spokane	WA	6/30/2003	(b)	4,808	33,675	1,190	4,832	34,841	39,673	(3,843)	36

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Spokane	WA	6/30/2003	(b)	1,499	8,584	—	1,499	8,584	10,083	(888)	35
Springfield	MO	6/30/2003	(b)	138	779	—	138	779	917	(81)	35
Springfield	MO	6/30/2003	(b)	283	1,620	—	283	1,620	1,903	(168)	35
St. Louis	MO	6/30/2003	(b)	217	1,244	33	217	1,277	1,494	(149)	35
St. Louis	MO	6/30/2003	(b)	221	1,250	131	221	1,381	1,602	(143)	35
Stockton	CA	6/30/2003	(b)	587	3,364	52	587	3,416	4,003	(358)	35
Stuart	FL	6/30/2003	(b)	485	2,783	24	485	2,807	3,292	(298)	35
Sunnyvale	CA	6/30/2003	(b)	627	3,590	2	627	3,592	4,219	(371)	35
Tacoma	WA	6/30/2003	(b)	1,166	6,715	469	1,166	7,184	8,350	(792)	35
Tampa	FL	6/30/2003	(b)	1,189	7,401	(286)	1,189	7,115	8,304	(711)	35
Tampa	FL	6/30/2003	(b)	426	2,442	—	426	2,442	2,868	(253)	35
Torrance	CA	6/30/2003	(b)	222	1,258	10	222	1,268	1,490	(131)	35
Tulsa	OK	6/30/2003	(b)	142	807	52	142	859	1,001	(86)	35
Valdosta	GA	6/30/2003	(b)	259	1,487	68	259	1,555	1,814	(157)	35
Ventura	CA	6/30/2003	(b)	355	2,032	5	355	2,037	2,392	(210)	35
Waco	TX	6/30/2003	(b)	268	1,534	—	268	1,534	1,802	(159)	35
Walla Walla	WA	6/30/2003	(b)	206	1,169	38	206	1,207	1,413	(129)	35
Wenatchee	WA	6/30/2003	(b)	159	903	—	159	903	1,062	(94)	35
Whittier	CA	6/30/2003	(b)	470	2,694	4	470	2,698	3,168	(279)	35
Winder	GA	6/30/2003	(b)	96	541	3	96	544	640	(58)	35
Winter Park	FL	6/30/2003	(b)	348	1,993	48	360	2,029	2,389	(209)	35
Yakima	WA	6/30/2003	(b)	269	1,542	—	269	1,542	1,811	(159)	35
Yuba City	CA	6/30/2003	(b)	302	1,733	76	302	1,809	2,111	(186)	35
Fort Dodge	IA	7/10/2003	—	253	1,464	—	253	1,464	1,717	(153)	35
Hickory	NC	8/8/2003	—	124	—	—	124	—	124	—	—
Bethel	OH	8/22/2003	—	51	314	—	51	314	365	(30)	35
San Rafael	CA	8/28/2003	(f)	420	2,381	15	420	2,396	2,816	(231)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Abingdon	VA	8/29/2003	(f)	131	741	8	131	749	880	(73)	35
Irvington	NJ	8/29/2003	(f)	131	741	—	131	741	872	(72)	35
Wilkesboro	NC	8/29/2003	(f)	46	263	—	46	263	309	(26)	35
Ashtabula	OH	9/12/2003	(f)	285	1,646	—	285	1,646	1,931	(165)	35
Beachwood	OH	9/12/2003	(f)	232	1,363	—	232	1,363	1,595	(141)	35
Bedford	OH	9/12/2003	(f)	96	609	—	96	609	705	(71)	35
Berea	OH	9/12/2003	(f)	189	1,136	2	189	1,138	1,327	(123)	35
Cincinnati	OH	9/12/2003	(f)	60	371	—	60	371	431	(42)	35
Cincinnati	OH	9/12/2003	(f)	74	446	—	74	446	520	(48)	35
Cleveland	OH	9/12/2003	(f)	73	452	—	73	452	525	(51)	35
Cleveland	OH	9/12/2003	(f)	392	2,272	—	392	2,272	2,664	(230)	35
Cleveland	OH	9/12/2003	(f)	80	491	—	80	491	571	(55)	35
Cleveland	OH	9/12/2003	(f)	137	842	—	137	842	979	(94)	35
Cleveland	OH	9/12/2003	(f)	67	446	—	67	446	513	(55)	35
Cleveland	OH	9/12/2003	(f)	116	720	—	116	720	836	(81)	35
Cleveland	OH	9/12/2003	(f)	131	805	—	131	805	936	(90)	35
Conneaut	OH	9/12/2003	(f)	106	653	—	106	653	759	(74)	35
Euclid	OH	9/12/2003	(f)	102	659	—	102	659	761	(79)	35
Euclid	OH	9/12/2003	(f)	103	615	—	103	615	718	(65)	35
Garfield Height	OH	9/12/2003	(f)	71	439	—	71	439	510	(50)	35
Geneva	OH	9/12/2003	(f)	134	836	—	134	836	970	(96)	35
Jefferson	OH	9/12/2003	(f)	130	819	—	130	819	949	(95)	35
Kent	OH	9/12/2003	(f)	43	248	—	43	248	291	(25)	35
Mason	OH	9/12/2003	(f)	58	345	—	58	345	403	(37)	35
Medina	OH	9/12/2003	(f)	100	606	—	100	606	706	(66)	35
Mentor	OH	9/12/2003	(f)	98	588	—	98	588	686	(63)	35
Mentor	OH	9/12/2003	(f)	152	903	—	152	903	1,055	(96)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Milford	OH	9/12/2003	(f)	108	675	—	108	675	783	(78)	35
Pepper Pike	OH	9/12/2003	(f)	167	978	—	167	978	1,145	(101)	35
Rock Creek	OH	9/12/2003	(f)	45	273	—	45	273	318	(30)	35
Shaker Heights	OH	9/12/2003	(f)	241	1,442	2	241	1,444	1,685	(154)	35
Springfield Twp	OH	9/12/2003	(f)	64	383	—	64	383	447	(41)	35
Strongsville	OH	9/12/2003	(f)	103	654	—	103	654	757	(77)	35
Asheville	NC	9/24/2003	—	505	2,923	—	505	2,923	3,428	(275)	35
Asheville	NC	9/24/2003	—	60	350	—	60	350	410	(33)	35
Asheville	NC	9/24/2003	(c)	64	374	—	64	374	438	(35)	35
Black Mountain	NC	9/24/2003	(f)	30	194	—	30	194	224	(25)	35
Boone	NC	9/24/2003	(c)	112	655	—	112	655	767	(62)	35
Brevard	NC	9/24/2003	(f)	50	314	—	50	314	364	(39)	35
Burgaw	NC	9/24/2003	(c)	63	369	—	63	369	432	(35)	35
Burlington	NC	9/24/2003	(c)	210	1,215	6	210	1,221	1,431	(115)	35
Burlington	NC	9/24/2003	(c)	95	552	—	95	552	647	(52)	35
Calabash	NC	9/24/2003	(f)	69	414	—	69	414	483	(46)	35
Candler	NC	9/24/2003	(c)	74	430	—	74	430	504	(40)	35
Carolina Beach	NC	9/24/2003	(c)	154	895	—	154	895	1,049	(84)	35
Cary	NC	9/24/2003	(c)	81	472	—	81	472	553	(44)	35
Charlotte	NC	9/24/2003	—	79	462	—	79	462	541	(44)	35
Charlotte	NC	9/24/2003	(c)	101	587	—	101	587	688	(55)	35
Charlotte	NC	9/24/2003	(c)	87	505	—	87	505	592	(48)	35
Charlotte	NC	9/24/2003	(c)	95	554	—	95	554	649	(52)	35
Charlotte	NC	9/24/2003	(c)	178	1,035	—	178	1,035	1,213	(98)	35
Charlotte	NC	9/24/2003	(c)	230	1,338	—	230	1,338	1,568	(126)	35
Charlotte	NC	9/24/2003	(c)	166	965	—	166	965	1,131	(91)	35
Charlotte	NC	9/24/2003	(c)	142	826	—	142	826	968	(78)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Charlotte	NC	9/24/2003	(c)	172	1,003	—	172	1,003	1,175	(94)	35
Cherryville	NC	9/24/2003	(c)	73	427	—	73	427	500	(40)	35
Columbus	NC	9/24/2003	(c)	48	281	—	48	281	329	(26)	35
Cornelius	NC	9/24/2003	(c)	259	1,510	3	259	1,513	1,772	(143)	35
Dallas	NC	9/24/2003	(c)	64	372	—	64	372	436	(35)	35
Denver	NC	9/24/2003	(c)	54	312	—	54	312	366	(29)	35
Dunn	NC	9/24/2003	(f)	166	1,052	—	166	1,052	1,218	(135)	35
Durham	NC	9/24/2003	(c)	79	463	—	79	463	542	(44)	35
Durham	NC	9/24/2003	(c)	95	551	—	95	551	646	(52)	35
Eden	NC	9/24/2003	(f)	30	184	—	30	184	214	(21)	35
Eden	NC	9/24/2003	—	93	526	(52)	93	474	567	(48)	35
Eden	NC	9/24/2003	(c)	144	834	—	144	834	978	(78)	35
Elizabethtown	NC	9/24/2003	(c)	86	499	—	86	499	585	(47)	35
Farmville	NC	9/24/2003	(c)	128	747	—	128	747	875	(70)	35
Fayetteville	NC	9/24/2003	(c)	92	535	—	92	535	627	(50)	35
Fayetteville	NC	9/24/2003	(c)	86	502	—	86	502	588	(47)	35
Fayetteville	NC	9/24/2003	(c)	88	513	—	88	513	601	(48)	35
Garner	NC	9/24/2003	(c)	103	601	—	103	601	704	(57)	35
Gastonia	NC	9/24/2003	(c)	81	472	—	81	472	553	(44)	35
Gastonia	NC	9/24/2003	(c)	396	2,276	—	396	2,276	2,672	(214)	35
Gastonia	NC	9/24/2003	(c)	188	1,087	—	188	1,087	1,275	(102)	35
Greensboro	NC	9/24/2003	(c)	128	745	—	128	745	873	(70)	35
Greensboro	NC	9/24/2003	(c)	102	594	—	102	594	696	(56)	35
Greenville	NC	9/24/2003	—	88	497	—	88	497	585	(47)	35
Greenville	NC	9/24/2003	—	499	2,831	2	499	2,833	3,332	(265)	35
Greenville	NC	9/24/2003	(c)	137	799	—	137	799	936	(75)	35
Greenville	NC	9/24/2003	(c)	91	530	—	91	530	621	(50)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Havelock	NC	9/24/2003	(f)	81	515	—	81	515	596	(66)	35
Henderson	NC	9/24/2003	(c)	68	390	—	68	390	458	(37)	35
Henderson	NC	9/24/2003	(c)	22	129	672	123	700	823	(66)	35
High Point	NC	9/24/2003	(c)	74	429	—	74	429	503	(40)	35
High Point	NC	9/24/2003	(c)	131	762	—	131	762	893	(72)	35
Hillsborough	NC	9/24/2003	(c)	39	225	—	39	225	264	(21)	35
Kenansville	NC	9/24/2003	(c)	72	418	—	72	418	490	(39)	35
Kinston	NC	9/24/2003	(f)	60	363	—	60	363	423	(41)	35
Kinston	NC	9/24/2003	(c)	150	876	—	150	876	1,026	(82)	35
Lincolnton	NC	9/24/2003	—	397	2,303	—	397	2,303	2,700	(265)	35
Lincolnton	NC	9/24/2003	(c)	96	561	—	96	561	657	(53)	35
Marion	NC	9/24/2003	(c)	197	1,148	3	197	1,151	1,348	(108)	35
Monroe	NC	9/24/2003	(c)	155	907	—	155	907	1,062	(85)	35
Mooresville	NC	9/24/2003	(c)	122	708	—	122	708	830	(67)	35
Mount Olive	NC	9/24/2003	(c)	90	519	—	90	519	609	(49)	35
Mt. Airy	NC	9/24/2003	(c)	63	369	—	63	369	432	(35)	35
New Bern	NC	9/24/2003	(c)	84	489	—	84	489	573	(46)	35
North Wilkesboro	NC	9/24/2003	(f)	73	439	—	73	439	512	(49)	35
Pinehurst	NC	9/24/2003	(c)	105	610	—	105	610	715	(57)	35
Pleasant Garden	NC	9/24/2003	(c)	44	257	—	44	257	301	(24)	35
Raleigh	NC	9/24/2003	(c)	140	819	—	140	819	959	(77)	35
Raleigh	NC	9/24/2003	(c)	120	699	—	120	699	819	(66)	35
Raleigh	NC	9/24/2003	(c)	84	490	—	84	490	574	(46)	35
Raleigh	NC	9/24/2003	(c)	258	1,491	—	258	1,491	1,749	(140)	35
Reidsville	NC	9/24/2003	(c)	94	541	—	94	541	635	(51)	35
Richlands	NC	9/24/2003	(f)	53	328	—	53	328	381	(41)	35
Salisbury	NC	9/24/2003	(c)	170	994	—	170	994	1,164	(94)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Salisbury	NC	9/24/2003	(c)	65	379	—	65	379	444	(36)	35
Southern Piens	NC	9/24/2003	(c)	142	829	—	142	829	971	(78)	35
Spring Lake	NC	9/24/2003	(c)	155	907	—	155	907	1,062	(85)	35
Spruce Pine	NC	9/24/2003	(c)	126	719	—	126	719	845	(67)	35
Stanley	NC	9/24/2003	—	76	440	—	76	440	516	(41)	35
Statesville	NC	9/24/2003	(c)	135	784	—	135	784	919	(74)	35
Statesville	NC	9/24/2003	(c)	337	1,927	—	337	1,927	2,264	(181)	35
Swansboro	NC	9/24/2003	(c)	47	273	—	47	273	320	(26)	35
Tarboro	NC	9/24/2003	(f)	42	237	—	42	237	279	(22)	35
Tarboro	NC	9/24/2003	(f)	120	733	—	120	733	853	(86)	35
Troutman	NC	9/24/2003	(c)	86	499	—	86	499	585	(47)	35
Tryon	NC	9/24/2003	(c)	147	856	—	147	856	1,003	(81)	35
Washington	NC	9/24/2003	(f)	70	417	—	70	417	487	(46)	35
Washington	NC	9/24/2003	(c)	111	636	—	111	636	747	(60)	35
Wilmington	NC	9/24/2003	—	57	321	—	57	321	378	(30)	35
Wilmington	NC	9/24/2003	(c)	186	1,086	—	186	1,086	1,272	(102)	35
Wilmington	NC	9/24/2003	(c)	155	903	—	155	903	1,058	(85)	35
Winston-Salem	NC	9/24/2003	(c)	223	1,301	—	223	1,301	1,524	(123)	35
Winston-Salem	NC	9/24/2003	(c)	95	555	—	95	555	650	(52)	35
High Point	NC	9/30/2003	(f)	106	601	—	106	601	707	(56)	35
Wilmington	DE	9/30/2003	42,150	4,900	38,163	4,674	4,900	42,837	47,737	(5,302)	33
St. Louis	MO	12/15/2003	60,235	10,153	66,654	1,463	10,134	68,136	78,270	(7,129)	35
Wilmington	NC	12/22/2003	—	115	696	—	115	696	811	(58)	35
Boston	MA	2/17/2004	551,488	68,300	411,909	117	68,300	412,026	480,326	(35,773)	35
Arlington	TX	2/20/2004	1,716	237	1,522	4	237	1,526	1,763	(121)	35
Ennis	TX	2/20/2004	1,798	226	1,486	124	226	1,610	1,836	(131)	35
Hillsboro	TX	2/20/2004	792	100	681	64	100	745	845	(74)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Paris	TX	2/20/2004	1,122	138	908	5	138	913	1,051	(75)	35
Stephenville	TX	2/20/2004	1,452	190	1,243	—	190	1,243	1,433	(102)	35
Sylvania	GA	4/1/2004	(f)	100	568	—	100	568	668	(41)	35
Leesburg	VA	6/25/2004	(f)	505	3,065	2	505	3,067	3,572	(192)	35
Charlotte	NC	7/29/2004	78,836	12,259	77,057	458	12,259	77,515	89,774	(6,276)	35
Charlotte	NC	9/1/2004	(f)	136	768	—	136	768	904	(43)	35
Dunwoody	GA	9/1/2004	—	144	817	—	144	817	961	(45)	35
Marietta	GA	9/1/2004	—	109	615	—	109	615	724	(34)	35
York	PA	9/1/2004	(f)	57	324	—	57	324	381	(18)	35
Alexandria	VA	9/22/2004	(d)	72	445	—	72	445	517	(26)	35
Alexandria	VA	9/22/2004	(d)	443	1,075	16	443	1,091	1,534	(64)	35
Amherst	VA	9/22/2004	(d)	24	166	—	24	166	190	(9)	35
Anderson	SC	9/22/2004	(d)	49	344	—	49	344	393	(19)	35
Asheville	NC	9/22/2004	(d)	348	2,853	—	348	2,853	3,201	(146)	35
Atlanta	GA	9/22/2004	(d)	1,777	15,215	—	1,777	15,215	16,992	(780)	35
Baltimore	MD	9/22/2004	(d)	199	1,370	—	199	1,370	1,569	(98)	35
Basset	VA	9/22/2004	(d)	108	640	8	108	648	756	(34)	35
Beaufort	SC	9/22/2004	(d)	90	565	—	90	565	655	(30)	35
Belle Glade	FL	9/22/2004	(d)	48	303	59	48	362	410	(21)	35
Belmont	NC	9/22/2004	(d)	8	71	69	8	140	148	(4)	35
Bennettsville	SC	9/22/2004	(d)	48	289	—	48	289	337	(15)	35
Blacksburg	VA	9/22/2004	(d)	36	250	—	36	250	286	(16)	35
Boynton Beach	FL	9/22/2004	(d)	108	635	18	108	653	761	(34)	35
Brick	NJ	9/22/2004	(d)	355	2,248	—	355	2,248	2,603	(112)	35
Bristol	PA	9/22/2004	(d)	78	467	—	78	467	545	(25)	35
Brookneal	VA	9/22/2004	(d)	36	230	—	36	230	266	(12)	35
Burlington	NC	9/22/2004	(d)	216	1,524	50	216	1,574	1,790	(80)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Camden	SC	9/22/2004	(d)	48	291	—	48	291	339	(15)	35
Cape Canaveral	FL	9/22/2004	(d)	114	671	—	114	671	785	(35)	35
Charleston	SC	9/22/2004	(d)	408	3,014	—	408	3,014	3,422	(153)	35
Charlottesville	VA	9/22/2004	(d)	423	3,085	35	423	3,120	3,543	(175)	35
Christiansburg	VA	9/22/2004	(d)	72	456	—	72	456	528	(24)	35
Clintwood	VA	9/22/2004	(d)	48	311	—	48	311	359	(17)	35
Cocoa	FL	9/22/2004	(d)	96	572	—	96	572	668	(30)	35
Colombia	SC	9/22/2004	(d)	568	6,490	—	568	6,490	7,058	(340)	35
Columbus	GA	9/22/2004	(d)	348	2,720	19	348	2,739	3,087	(141)	35
Crandford	NJ	9/22/2004	(d)	236	1,367	2	236	1,369	1,605	(71)	35
Dade City	FL	9/22/2004	(d)	48	272	7	48	279	327	(14)	35
Dalton	GA	9/22/2004	(d)	144	962	27	144	989	1,133	(52)	35
Daytona Beach	FL	9/22/2004	(d)	192	1,152	(69)	192	1,083	1,275	(61)	35
Deland	FL	9/22/2004	(d)	192	1,163	—	192	1,163	1,355	(61)	35
Delray Beach	FL	9/22/2004	(d)	144	857	—	144	857	1,001	(45)	35
Dillon	SC	9/22/2004	(d)	48	290	—	48	290	338	(15)	35
Doylestown	PA	9/22/2004	(d)	168	977	19	168	996	1,164	(55)	35
Dunedin	FL	9/22/2004	(d)	216	1,457	—	216	1,457	1,673	(77)	35
East Haven	CT	9/22/2004	(d)	56	334	—	56	334	390	(18)	35
Fort Myers	FL	9/22/2004	(d)	396	2,723	—	396	2,723	3,119	(156)	35
Franklin	NC	9/22/2004	(d)	12	98	—	12	98	110	(5)	35
Glen Allen	VA	9/22/2004	(d)	863	6,538	194	863	6,732	7,595	(332)	35
Glen Allen	VA	9/22/2004	(d)	1,019	7,680	—	1,019	7,680	8,699	(388)	35
Goldsboro	NC	9/22/2004	(d)	228	1,694	10	228	1,704	1,932	(148)	35
Hadden Twnship	NJ	9/22/2004	(d)	467	3,872	414	467	4,286	4,753	(197)	35
Hanover	PA	9/22/2004	(d)	144	857	—	144	857	1,001	(45)	35
Harrisinburg	VA	9/22/2004	(d)	144	899	—	144	899	1,043	(48)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Hendersonville	NC	9/22/2004	(d)	120	745	—	120	745	865	(39)	35
Hillside	NJ	9/22/2004	(d)	144	830	—	144	830	974	(43)	35
Hollywood	FL	9/22/2004	(d)	72	434	12	72	446	518	(24)	35
Jenkintown	PA	9/22/2004	(d)	204	1,221	—	204	1,221	1,425	(66)	35
Kingston	NY	9/22/2004	(d)	70	419	—	70	419	489	(22)	35
Lakeland	FL	9/22/2004	(d)	228	1,590	—	228	1,590	1,818	(80)	35
Lancaster	PA	9/22/2004	(d)	683	4,953	23	683	4,976	5,659	(253)	35
Lebanon	PA	9/22/2004	(d)	36	233	—	36	233	269	(15)	35
Madison	FL	9/22/2004	(d)	48	298	—	48	298	346	(16)	35
Media	PA	9/22/2004	(d)	216	1,252	—	216	1,252	1,468	(65)	35
Melbourne	FL	9/22/2004	(d)	144	855	—	144	855	999	(45)	35
Milford	PA	9/22/2004	(d)	42	255	—	42	255	297	(13)	35
Morristown	NJ	9/22/2004	(d)	638	4,333	—	638	4,333	4,971	(217)	35
Mount Carmel	PA	9/22/2004	(d)	18	120	—	18	120	138	(6)	35
Mt. Penn	PA	9/22/2004	(d)	39	244	—	39	244	283	(13)	35
Naples	FL	9/22/2004	(d)	216	1,242	—	216	1,242	1,458	(65)	35
Naples	FL	9/22/2004	(d)	132	766	—	132	766	898	(40)	35
New Haven	CT	9/22/2004	(d)	76	445	—	76	445	521	(23)	35
New Paltz	NY	9/22/2004	(d)	204	1,196	—	204	1,196	1,400	(63)	35
New Port Richey	FL	9/22/2004	(d)	108	632	—	108	632	740	(33)	35
New Smyrna Beach	FL	9/22/2004	(d)	96	578	—	96	578	674	(30)	35
Norfolk	VA	9/22/2004	(d)	48	307	—	48	307	355	(16)	35
Norristown	PA	9/22/2004	(d)	240	1,550	—	240	1,550	1,790	(79)	35
North Brunswick	NJ	9/22/2004	(d)	—	261	—	—	261	261	(16)	35
North Brunswick	NJ	9/22/2004	(d)	1,140	9,485	—	1,140	9,485	10,625	(481)	35
Norwalk	CT	9/22/2004	(d)	192	1,350	—	192	1,350	1,542	(69)	35
Paterson	NJ	9/22/2004	(d)	180	1,079	—	180	1,079	1,259	(57)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Pennington	NJ	9/22/2004	(d)	229	1,327	—	229	1,327	1,556	(69)	35
Pensacola	FL	9/22/2004	(d)	156	937	169	156	1,106	1,262	(61)	35
Perry	FL	9/22/2004	(d)	48	304	—	48	304	352	(16)	35
Perth Amboy	NJ	9/22/2004	(d)	78	593	5	78	598	676	(33)	35
Petersburg	VA	9/22/2004	(d)	36	233	—	36	233	269	(12)	35
Phoenixville	PA	9/22/2004	(d)	120	716	4	120	720	840	(38)	35
Philadelphia	PA	9/22/2004	(d)	276	1,762	—	276	1,762	2,038	(88)	35
Philadelphia	PA	9/22/2004	(d)	132	782	40	132	822	954	(45)	35
Philadelphia	PA	9/22/2004	(d)	1,335	11,570	262	1,335	11,832	13,167	(618)	35
Pittston	PA	9/22/2004	(d)	24	158	—	24	158	182	(8)	35
Port Richey	FL	9/22/2004	(d)	204	1,259	12	204	1,271	1,475	(67)	35
Pottstown	PA	9/22/2004	(d)	24	158	—	24	158	182	(8)	35
Raleigh	NC	9/22/2004	(d)	3,200	25,480	231	3,200	25,711	28,911	(1,316)	35
Red Bank	NJ	9/22/2004	(d)	544	3,686	—	544	3,686	4,230	(185)	35
Richlands	VA	9/22/2004	(d)	24	161	—	24	161	185	(9)	35
Roanoke	VA	9/22/2004	(d)	3,440	26,788	192	3,440	26,980	30,420	(1,378)	35
Scotch Plains	NJ	9/22/2004	(d)	156	901	—	156	901	1,057	(47)	35
Scranton	PA	9/22/2004	(d)	45	456	218	45	674	719	(43)	35
Sebring	FL	9/22/2004	(d)	72	559	220	72	779	851	(75)	35
Shelton	CT	9/22/2004	(d)	348	2,448	8	348	2,456	2,804	(123)	35
Smithfield	NC	9/22/2004	(d)	48	302	—	48	302	350	(16)	35
Spartanburg	SC	9/22/2004	(d)	188	1,244	39	188	1,283	1,471	(67)	35
Succasunna	NJ	9/22/2004	(d)	204	1,188	—	204	1,188	1,392	(62)	35
Sumter	SC	9/22/2004	(d)	108	649	—	108	649	757	(34)	35
Tampa	FL	9/22/2004	(d)	132	778	—	132	778	910	(41)	35
Thomasville	NC	9/22/2004	(d)	84	504	—	84	504	588	(27)	35
Titusville	FL	9/22/2004	(d)	144	852	189	144	1,041	1,185	(53)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Toms River	NJ	9/22/2004	(d)	300	2,308	—	300	2,308	2,608	(117)	35
Trenton	NJ	9/22/2004	(d)	147	888	—	147	888	1,035	(47)	35
Union	NJ	9/22/2004	(d)	228	1,314	—	228	1,314	1,542	(69)	35
Vienna	VA	9/22/2004	(d)	320	739	—	320	739	1,059	(43)	35
Virginia Beach	VA	9/22/2004	(d)	156	1,227	—	156	1,227	1,383	(63)	35
Warrenton	VA	9/22/2004	(d)	60	359	99	60	458	518	(21)	35
Washington	NJ	9/22/2004	(d)	60	367	—	60	367	427	(19)	35
Waterbury	CT	9/22/2004	(d)	168	1,632	17	168	1,649	1,817	(84)	35
West Chester	PA	9/22/2004	(d)	240	1,586	—	240	1,586	1,826	(80)	35
West Palm Beach	FL	9/22/2004	(d)	180	1,106	284	180	1,390	1,570	(84)	35
West Palm Beach	FL	9/22/2004	(d)	719	4,745	551	719	5,296	6,015	(317)	35
West Palm Beach	FL	9/22/2004	(d)	48	294	30	48	324	372	(19)	35
West Palm Beach	FL	9/22/2004	(d)	755	5,219	217	755	5,436	6,191	(274)	35
Williamsburg	VA	9/22/2004	(d)	108	649	—	108	649	757	(34)	35
Williamston	NC	9/22/2004	(d)	48	303	—	48	303	351	(16)	35
Wind Gap	PA	9/22/2004	(d)	24	149	—	24	149	173	(8)	35
Winstom Salem	NC	9/22/2004	(d)	6,832	22,876	387	6,832	23,263	30,095	(1,761)	35
Winstom Salem	NC	9/22/2004	(d)	1,258	13,128	—	1,258	13,128	14,386	(683)	35
Winstom Salem	NC	9/22/2004	(d)	851	7,583	17	851	7,600	8,451	(391)	35
Winter Garden	FL	9/22/2004	(d)	84	502	—	84	502	586	(26)	35
Winterville	NC	9/22/2004	(d)	947	7,265	15	947	7,280	8,227	(369)	35
Woodbridge	CT	9/22/2004	(d)	108	625	—	108	625	733	(33)	35
York	PA	9/22/2004	(d)	216	1,605	121	216	1,726	1,942	(94)	35
Abingdon	VA	10/1/2004	(e)	91	550	—	91	550	641	(30)	35
Albany	NY	10/1/2004	(e)	966	7,642	3	966	7,645	8,611	(402)	35
Albany	NY	10/1/2004	(e)	1,296	9,934	129	1,296	10,063	11,359	(622)	35
Arnold	CA	10/1/2004	(e)	106	601	—	106	601	707	(31)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Auburn	ME	10/1/2004	(e)	77	438	—	77	438	515	(23)	35
Auburn	NY	10/1/2004	(e)	426	3,034	4	426	3,038	3,464	(159)	35
Austin	TX	10/1/2004	(e)	67	409	—	67	409	476	(22)	35
Bakersfield	CA	10/1/2004	(e)	125	730	—	125	730	855	(38)	35
Baldwin	NY	10/1/2004	(e)	68	388	—	68	388	456	(20)	35
Ballwin	MO	10/1/2004	(e)	111	666	—	111	666	777	(36)	35
Batesville	AR	10/1/2004	(e)	57	350	—	57	350	407	(19)	35
Beaumont	TX	10/1/2004	(e)	67	379	—	67	379	446	(20)	35
Belleair Bluffs	FL	10/1/2004	(e)	90	1,171	—	180	1,081	1,261	(57)	35
Belton	MO	10/1/2004	(e)	106	641	3	106	644	750	(35)	35
Benton	AR	10/1/2004	(e)	80	508	—	80	508	588	(30)	35
Bergenfield	NJ	10/1/2004	(e)	88	496	—	88	496	584	(26)	35
Blountstown	FL	10/1/2004	(e)	80	486	—	80	486	566	(26)	35
Bradenton	FL	10/1/2004	(e)	92	555	16	92	571	663	(30)	35
Bradentown	FL	10/1/2004	(e)	131	818	—	131	818	949	(44)	35
Bridgewater	NJ	10/1/2004	(e)	879	6,109	271	879	6,380	7,259	(323)	35
Broken Arrow	OK	10/1/2004	(e)	74	470	10	74	480	554	(37)	35
Brooksville	FL	10/1/2004	(e)	117	738	—	117	738	855	(40)	35
Buffalo	NY	10/1/2004	—	1,215	8,258	3	1,215	8,261	9,476	(503)	35
Burbank	CA	10/1/2004	(e)	142	830	—	142	830	972	(43)	35
Burlingame	CA	10/1/2004	(e)	122	779	—	122	779	901	(42)	35
Camas	WA	10/1/2004	(e)	72	430	—	72	430	502	(23)	35
Canoga Park	CA	10/1/2004	(e)	108	611	—	108	611	719	(32)	35
Cape Coral	FL	10/1/2004	(e)	95	574	—	95	574	669	(31)	35
Catoosa	OK	10/1/2004	(e)	85	506	53	85	559	644	(28)	35
Charlotte	NC	10/1/2004	(e)	2,828	21,587	73	2,828	21,660	24,488	(1,160)	35
Clarkson	WA	10/1/2004	(e)	91	558	—	91	558	649	(30)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Clarksville	TN	10/1/2004	(e)	111	672	66	111	738	849	(39)	35
Cocoa	FL	10/1/2004	(f)	108	710	—	108	710	818	(43)	35
Columbia	TN	10/1/2004	(e)	87	518	—	87	518	605	(28)	35
Crystal River	FL	10/1/2004	(e)	99	613	—	99	613	712	(33)	35
Daytona Beach	FL	10/1/2004	(e)	144	917	—	144	917	1,061	(49)	35
Decatur	GA	10/1/2004	(e)	93	564	—	93	564	657	(26)	35
Dinuba	CA	10/1/2004	(e)	105	592	—	105	592	697	(31)	35
Duncanville	TX	10/1/2004	(e)	45	279	—	45	279	324	(15)	35
East Brunswick	NJ	10/1/2004	(e)	149	872	—	149	872	1,021	(45)	35
East Brunswick	NJ	10/1/2004	(e)	111	631	—	111	631	742	(33)	35
East Meadow	NY	10/1/2004	(e)	76	431	—	76	431	507	(22)	35
East Point	GA	10/1/2004	(e)	114	687	—	114	687	801	(40)	35
Edmonds	WA	10/1/2004	(e)	84	515	—	84	515	599	(28)	35
Enid	OK	10/1/2004	(e)	63	376	—	63	376	439	(20)	35
Eureka	CA	10/1/2004	(e)	124	725	—	124	725	849	(37)	35
Eustis	FL	10/1/2004	(e)	108	613	—	108	613	721	(32)	35
Fairfax	VA	10/1/2004	(e)	161	941	—	161	941	1,102	(48)	35
Farmington	CT	10/1/2004	(e)	1,266	9,598	14	1,266	9,612	10,878	(511)	35
Fitzgerald	GA	10/1/2004	(e)	60	340	—	60	340	400	(18)	35
Florence	SC	10/1/2004	(e)	119	707	—	119	707	826	(38)	35
Folsum	CA	10/1/2004	(e)	112	1,191	—	112	1,191	1,303	(47)	35
Forsyth	MO	10/1/2004	(e)	82	490	—	82	490	572	(26)	35
Fort Bragg	CA	10/1/2004	(e)	85	480	—	85	480	565	(25)	35
Freehold	NJ	10/1/2004	(e)	177	1,362	15	177	1,377	1,554	(73)	35
Fresno	CA	10/1/2004	(e)	114	648	—	114	648	762	(34)	35
Ft Walton Beach	FL	10/1/2004	(e)	112	669	28	112	697	809	(38)	35
Ft. Lauderdale	FL	10/1/2004	(e)	103	621	11	103	632	735	(34)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Ft. Myers Beach	FL	10/1/2004	(e)	91	548	—	91	548	639	(30)	35
Grants Pass	OR	10/1/2004	(e)	62	392	—	62	392	454	(22)	35
Great Neck	NY	10/1/2004	(e)	75	425	—	75	425	500	(22)	35
Greenwich	CT	10/1/2004	(e)	256	2,092	—	256	2,092	2,348	(131)	35
Greenwood	SC	10/1/2004	(e)	59	373	—	59	373	432	(21)	35
Gresham	OR	10/1/2004	(e)	115	735	—	115	735	850	(40)	35
Hammonton	NJ	10/1/2004	(e)	272	2,038	—	272	2,038	2,310	(109)	35
Hampton	VA	10/1/2004	(e)	129	817	—	129	817	946	(49)	35
Hanford	CA	10/1/2004	(e)	96	599	—	96	599	695	(33)	35
Hartford	CT	10/1/2004	(e)	162	4,283	—	162	4,283	4,445	(440)	35
Hartwell	GA	10/1/2004	(e)	78	440	—	78	440	518	(23)	35
Healdsburg	CA	10/1/2004	(e)	111	630	—	111	630	741	(33)	35
Helmet	CA	10/1/2004	(e)	178	1,040	—	178	1,040	1,218	(53)	35
Hendersonville	NC	10/1/2004	(e)	90	548	—	90	548	638	(30)	35
Hilton Head	SC	10/1/2004	(e)	141	866	—	141	866	1,007	(46)	35
Homestead	FL	10/1/2004	(e)	106	686	14	106	700	806	(38)	35
Horsham	PA	10/1/2004	(e)	955	7,227	2	955	7,229	8,184	(385)	35
Houston	TX	10/1/2004	(e)	110	699	—	110	699	809	(48)	35
Independence	MO	10/1/2004	(e)	97	597	—	97	597	694	(33)	35
Inverness	FL	10/1/2004	(e)	127	783	—	127	783	910	(42)	35
Jamaica	NY	10/1/2004	(e)	99	560	—	99	560	659	(29)	35
Jay	FL	10/1/2004	(e)	65	392	—	65	392	457	(21)	35
Jesup	GA	10/1/2004	(e)	75	458	—	75	458	533	(25)	35
Kansas City	KS	10/1/2004	—	61	346	—	61	346	407	(18)	35
Kansas City	MO	10/1/2004	(e)	100	598	—	100	598	698	(32)	35
Kansas City	MO	10/1/2004	(e)	147	896	—	147	896	1,043	(47)	35
Keene	NH	10/1/2004	(e)	141	873	—	141	873	1,014	(49)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Kennewick	WA	10/1/2004	(e)	115	699	—	115	699	814	(38)	35
Lake City	FL	10/1/2004	—	87	521	—	87	521	608	(28)	35
Lakeland	FL	10/1/2004	(e)	81	482	—	81	482	563	(26)	35
Lakewood	NJ	10/1/2004	(e)	134	782	8	134	790	924	(41)	35
Lancaster	CA	10/1/2004	(e)	140	816	—	140	816	956	(42)	35
Largo	FL	10/1/2004	(e)	176	1,065	—	176	1,065	1,241	(56)	35
Largo	FL	10/1/2004	(e)	90	537	—	90	537	627	(29)	35
Las Cruces	NM	10/1/2004	(e)	95	622	—	95	622	717	(45)	35
Las Vegas	NV	10/1/2004	(e)	974	7,368	2	974	7,370	8,344	(392)	35
Lebanon	TN	10/1/2004	(e)	92	553	—	92	553	645	(30)	35
Lemoore	CA	10/1/2004	(e)	83	473	—	83	473	556	(25)	35
Levittown	NY	10/1/2004	(e)	116	678	—	116	678	794	(35)	35
Linden	NJ	10/1/2004	(e)	166	970	12	166	982	1,148	(51)	35
Live Oak	FL	10/1/2004	(e)	61	368	—	61	368	429	(20)	35
Livermore	CA	10/1/2004	(e)	176	1,029	—	176	1,029	1,205	(53)	35
Lodi	NJ	10/1/2004	(e)	100	564	30	100	594	694	(30)	35
Long Beach	NY	10/1/2004	(e)	102	580	7	102	587	689	(30)	35
Longwood	FL	10/1/2004	(e)	64	388	—	64	388	452	(21)	35
Los Angeles	CA	10/1/2004	(e)	122	713	—	122	713	835	(37)	35
Los Angeles	CA	10/1/2004	(e)	137	803	—	137	803	940	(41)	35
Lynden	WA	10/1/2004	(e)	70	419	—	70	419	489	(23)	35
Malden	MA	10/1/2004	(e)	94	531	—	94	531	625	(28)	35
Malden	MA	10/1/2004	(e)	3,095	23,448	5	3,095	23,453	26,548	(1,247)	35
Malverne	NY	10/1/2004	(e)	107	606	—	107	606	713	(32)	35
Maplewood	NJ	10/1/2004	(e)	154	898	—	154	898	1,052	(52)	35
Marshall	MO	10/1/2004	—	46	290	—	46	290	336	(16)	35
Marysville	CA	10/1/2004	(e)	79	448	—	79	448	527	(23)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Melville	NY	10/1/2004	(e)	183	1,208	—	183	1,208	1,391	(66)	35
Merrick	NY	10/1/2004	(e)	194	1,470	11	194	1,481	1,675	(83)	35
Miami	FL	10/1/2004	(e)	172	1,002	—	172	1,002	1,174	(52)	35
Miami	FL	10/1/2004	(e)	140	892	—	140	892	1,032	(48)	35
Miami Shores	FL	10/1/2004	(e)	138	832	—	138	832	970	(44)	35
Miami Shores	FL	10/1/2004	(e)	84	508	—	84	508	592	(28)	35
Montrose	CA	10/1/2004	(e)	109	616	—	109	616	725	(32)	35
Morrisville	PA	10/1/2004	(e)	99	564	—	99	564	663	(29)	35
Mountain Home	AR	10/1/2004	(e)	97	598	—	97	598	695	(33)	35
Nashua	NH	10/1/2004	(e)	365	2,720	17	365	2,737	3,102	(162)	35
Nederland	TX	10/1/2004	(e)	74	420	—	74	420	494	(22)	35
New Port Richey	FL	10/1/2004	(e)	68	413	—	68	413	481	(22)	35
Newark	DE	10/1/2004	(e)	1,217	9,182	26	1,217	9,208	10,425	(490)	35
Newman	GA	10/1/2004	(e)	92	557	—	92	557	649	(33)	35
Niagara Falls	NY	10/1/2004	(e)	204	1,301	—	204	1,301	1,505	(70)	35
North Kingstown	RI	10/1/2004	(e)	93	612	—	93	612	705	(35)	35
Northfield	NJ	10/1/2004	(e)	124	705	—	124	705	829	(37)	35
Norwalk	CT	10/1/2004	—	144	838	—	144	838	982	(43)	35
Oak Ridge	TN	10/1/2004	(e)	127	788	—	127	788	915	(42)	35
O’Fallon	MO	10/1/2004	(e)	49	299	—	49	299	348	(16)	35
Oklahoma City	OK	10/1/2004	(e)	169	1,057	—	169	1,057	1,226	(57)	35
Ontario	CA	10/1/2004	(e)	127	743	—	127	743	870	(38)	35
Orange	VA	10/1/2004	(e)	136	818	—	136	818	954	(45)	35
Orangevale	CA	10/1/2004	(e)	121	688	—	121	688	809	(36)	35
Oroville	CA	10/1/2004	(e)	79	449	—	79	449	528	(23)	35
Palatka	FL	10/1/2004	(e)	46	281	—	46	281	327	(15)	35
Pampa	TX	10/1/2004	—	59	375	12	59	387	446	(26)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Peachtree City	GA	10/1/2004	(e)	135	874	—	135	874	1,009	(52)	35
Pennsauken	NJ	10/1/2004	(e)	171	1,183	—	171	1,183	1,354	(66)	35
Philadelphia	PA	10/1/2004	(e)	186	1,090	—	186	1,090	1,276	(56)	35
Plantation	FL	10/1/2004	(e)	139	878	—	139	878	1,017	(47)	35
Plantation	FL	10/1/2004	(e)	119	711	—	119	711	830	(38)	35
Pleasanton	CA	10/1/2004	(e)	113	642	—	113	642	755	(33)	35
Port Charlotte	FL	10/1/2004	(e)	98	590	—	98	590	688	(36)	35
Port Townsend	WA	10/1/2004	(e)	77	435	—	77	435	512	(23)	35
Porterville	CA	10/1/2004	(e)	103	644	—	103	644	747	(35)	35
Portland	OR	10/1/2004	(e)	128	787	—	128	787	915	(42)	35
Portsmouth	NH	10/1/2004	(e)	142	829	—	142	829	971	(43)	35
Providence	RI	10/1/2004	(e)	1,320	10,438	2	1,320	10,440	11,760	(603)	35
Quincy	WA	10/1/2004	(e)	88	517	—	88	517	605	(28)	35
Redding	CA	10/1/2004	(e)	95	538	4	95	542	637	(28)	35
Redmond	OR	10/1/2004	(e)	36	225	—	36	225	261	(12)	35
Reedley	CA	10/1/2004	(e)	85	483	—	85	483	568	(25)	35
Reseda	CA	10/1/2004	(e)	110	625	—	110	625	735	(33)	35
Richmond	VA	10/1/2004	(e)	163	1,020	—	163	1,020	1,183	(55)	35
Ridgecrest	CA	10/1/2004	(e)	104	590	—	104	590	694	(31)	35
Ridgewood	NJ	10/1/2004	(e)	250	1,662	—	250	1,662	1,912	(85)	35
Rochester	NY	10/1/2004	(e)	809	6,552	2	809	6,554	7,363	(325)	35
Rock Hill	SC	10/1/2004	(e)	157	972	—	157	972	1,129	(54)	35
San Antonio	TX	10/1/2004	(e)	142	827	—	142	827	969	(43)	35
San Antonio	TX	10/1/2004	(e)	110	661	—	110	661	771	(36)	35
San Francisco	CA	10/1/2004	(e)	123	722	—	123	722	845	(37)	35
San Jose	CA	10/1/2004	(e)	100	568	—	100	568	668	(30)	35
San Leandro	CA	10/1/2004	(e)	125	731	—	125	731	856	(38)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Santa Clara	CA	10/1/2004	(e)	194	1,127	—	194	1,127	1,321	(58)	35
Santa Fe	NM	10/1/2004	(e)	299	1,734	—	299	1,734	2,033	(89)	35
Sarasota	FL	10/1/2004	(f)	92	585	—	92	585	677	(38)	35
Schenectady	NY	10/1/2004	(e)	300	2,255	—	300	2,255	2,555	(170)	35
Seaside	CA	10/1/2004	(e)	91	518	—	91	518	609	(27)	35
Seattle	WA	10/1/2004	(e)	86	523	—	86	523	609	(28)	35
Seattle	WA	10/1/2004	(e)	106	628	—	106	628	734	(33)	35
Seattle	WA	10/1/2004	(e)	193	1,172	—	193	1,172	1,365	(62)	35
Sequim	WA	10/1/2004	(e)	127	786	—	127	786	913	(42)	35
Sherman Oaks	CA	10/1/2004	(e)	106	598	—	106	598	704	(31)	35
South Orange	NJ	10/1/2004	(e)	61	344	—	61	344	405	(18)	35
South Portland	ME	10/1/2004	(e)	214	1,691	—	214	1,691	1,905	(91)	35
Sparks	NV	10/1/2004	(e)	369	2,598	1	369	2,599	2,968	(135)	35
Spotswood	NJ	10/1/2004	(e)	117	664	—	117	664	781	(35)	35
Springfield	VA	10/1/2004	(e)	225	1,378	—	225	1,378	1,603	(81)	35
St. Helena	CA	10/1/2004	(e)	126	737	—	126	737	863	(38)	35
St. Petersburg	FL	10/1/2004	(e)	103	611	—	103	611	714	(33)	35
Stockton	CA	10/1/2004	(e)	128	747	—	128	747	875	(38)	35
Stockton	CA	10/1/2004	(e)	119	694	—	119	694	813	(36)	35
Summit	NJ	10/1/2004	(e)	131	903	—	131	903	1,034	(51)	35
Summit	NJ	10/1/2004	(e)	149	873	—	149	873	1,022	(45)	35
Sun City	AZ	10/1/2004	(e)	130	825	—	130	825	955	(44)	35
Sunnyvale	CA	10/1/2004	(e)	231	1,348	—	231	1,348	1,579	(69)	35
Susanville	CA	10/1/2004	(e)	89	505	—	89	505	594	(26)	35
Tarpon Springs	FL	10/1/2004	(e)	93	567	—	93	567	660	(31)	35
Tavernier	FL	10/1/2004	(e)	71	439	—	71	439	510	(24)	35
Troy	MO	10/1/2004	(e)	48	296	—	48	296	344	(16)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Tulsa	OK	10/1/2004	(e)	107	646	—	107	646	753	(35)	35
Tulsa	OK	10/1/2004	(e)	64	388	16	64	404	468	(22)	35
Turlock	CA	10/1/2004	(e)	102	637	—	102	637	739	(35)	35
Union City	NJ	10/1/2004	(e)	116	678	—	116	678	794	(35)	35
Utica	NY	10/1/2004	(e)	482	3,487	48	482	3,535	4,017	(187)	35
Uvalde	TX	10/1/2004	(e)	35	225	—	35	225	260	(12)	35
Vacaville	CA	10/1/2004	(e)	146	855	—	146	855	1,001	(44)	35
Vernon	CA	10/1/2004	(e)	136	80	—	136	80	216	(23)	35
W. Los Angeles	CA	10/1/2004	(e)	154	902	—	154	902	1,056	(46)	35
Waltham	MA	10/1/2004	(e)	2,818	21,352	3	2,818	21,355	24,173	(1,136)	35
Wantagh	NY	10/1/2004	(e)	59	336	—	59	336	395	(18)	35
Wenatchee	WA	10/1/2004	(e)	118	740	—	118	740	858	(40)	35
West Hempstead	NY	10/1/2004	(e)	319	2,440	1	319	2,441	2,760	(129)	35
West Palm Beach	FL	10/1/2004	(e)	142	977	—	142	977	1,119	(55)	35
West Seneca	NY	10/1/2004	(e)	886	6,700	2	886	6,702	7,588	(357)	35
Wheaton	MD	10/1/2004	(e)	85	538	—	85	538	623	(39)	35
Wichita Falls	TX	10/1/2004	(e)	116	700	—	116	700	816	(38)	35
Wood Ridge	NJ	10/1/2004	(e)	109	617	—	109	617	726	(32)	35
Woodland	CA	10/1/2004	(e)	147	900	—	147	900	1,047	(48)	35
Richmond	VA	10/8/2004	—	93	528	—	93	528	621	(27)	35
Springfield	GA	11/16/2004	—	133	760	—	133	760	893	(37)	35
Kansas City	MO	11/18/2004	—	2,378	17,687	14	2,378	17,701	20,079	(944)	35
Pensacola	FL	12/22/2004	—	64	365	—	64	365	429	(15)	35
Southampton	PA	1/13/2005	(f)	154	871	—	154	871	1,025	(36)	35
Clinton	NC	1/26/2005	—	47	268	—	47	268	315	(10)	35
Harrisonburg	VA	1/26/2005	—	110	624	—	110	624	734	(24)	35
Highland Sprngs	VA	1/26/2005	—	115	649	—	115	649	764	(25)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Midlothian	VA	1/26/2005	—	148	838	—	148	838	986	(32)	35
Richmond	VA	1/26/2005	(f)	139	788	—	139	788	927	(30)	35
Cleveland	OH	1/28/2005	6,428	1,474	10,625	—	1,474	10,625	12,099	(526)	35
Delray Beach	FL	2/24/2005	—	154	871	—	154	871	1,025	(30)	35
Las Vegas	NV	3/15/2005	16,857	3,007	18,240	—	3,007	18,240	21,247	(887)	35
San Francisco	CA	4/8/2005	19,000	4,718	27,862	—	4,718	27,862	32,580	(1,014)	35
Philadelphia	PA	4/20/2005	42,541	7,665	48,609	—	7,665	48,609	56,274	(1,675)	35
Oklahoma City	OK	5/24/2005	17,425	2,290	15,763	—	2,290	15,763	18,053	(593)	35
Landing	NJ	5/26/2005	—	140	793	—	140	793	933	(19)	35
Midland	NC	5/27/2005	(f)	72	408	—	72	408	480	(10)	35
Addison	IL	6/7/2005	—	51	288	(90)	37	212	249	(5)	35
Bennington	VT	6/7/2005	—	48	271	—	48	271	319	(7)	35
Buffalo Grove	IL	6/7/2005	—	76	431	—	76	431	507	(10)	35
Chicago	IL	6/7/2005	(f)	579	3,627	7	579	3,634	4,213	(93)	35
Chicago	IL	6/7/2005	—	273	1,772	—	273	1,772	2,045	(47)	35
Cleveland	OH	6/7/2005	(f)	112	648	—	112	648	760	(16)	35
Countyside	IL	6/7/2005	—	83	473	—	83	473	556	(11)	35
Evanston	IL	6/7/2005	—	234	1,476	—	234	1,476	1,710	(38)	35
Forest Park	IL	6/7/2005	—	105	594	—	105	594	699	(14)	35
Homewood	IL	6/7/2005	—	151	927	5	151	932	1,083	(22)	35
Lansing	IL	6/7/2005	—	173	1,090	10	173	1,100	1,273	(28)	35
Middletown	NY	6/7/2005	—	72	410	7	72	417	489	(10)	35
Richton Park	IL	6/7/2005	—	30	172	10	30	182	212	(4)	35
Toledo	OH	6/7/2005	(f)	258	1,860	12	258	1,872	2,130	(61)	35
Toledo	OH	6/7/2005	(f)	75	465	—	75	465	540	(11)	35
Aiken	SC	6/15/2005	(f)	74	565	—	74	565	639	(14)	35
Albertville	AL	6/15/2005	(f)	20	114	2	20	116	136	(3)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Andalusia	AL	6/15/2005	(f)	64	361	—	64	361	425	(9)	35
Anniston	AL	6/15/2005	(f)	132	1,043	—	132	1,043	1,175	(26)	35
Athens	AL	6/15/2005	(f)	31	279	—	31	279	310	(8)	35
Batesville	AR	6/15/2005	(f)	60	527	—	60	527	587	(17)	35
Bedford	IN	6/15/2005	(f)	76	487	—	76	487	563	(13)	35
Beebe	AR	6/15/2005	(f)	27	205	—	27	205	232	(6)	35
Belle Chasse	LA	6/15/2005	(f)	110	849	—	110	849	959	(22)	35
Belleville	IL	6/15/2005	(f)	176	1,400	—	176	1,400	1,576	(35)	35
Bloomington	IL	6/15/2005	(f)	52	458	—	52	458	510	(12)	35
Carrolton	GA	6/15/2005	(f)	54	369	—	54	369	423	(10)	35
Centralia	IL	6/15/2005	(f)	69	636	—	69	636	705	(17)	35
Chalmette	LA	6/15/2005	(f)	240	1,718	(948)	240	770	1,010	(33)	35
Clarksdale	MS	6/15/2005	(f)	79	658	2	79	660	739	(17)	35
Columbia	TN	6/15/2005	(f)	46	291	—	46	291	337	(8)	35
Conway	AR	6/15/2005	(f)	106	893	—	106	893	999	(23)	35
Cookeville	TN	6/15/2005	(f)	93	745	—	93	745	838	(19)	35
Cornelia	GA	6/15/2005	(f)	99	763	—	99	763	862	(19)	35
Dallas	GA	6/15/2005	(f)	29	201	—	29	201	230	(5)	35
Dalton	GA	6/15/2005	(f)	99	795	—	99	795	894	(20)	35
Decatur	IL	6/15/2005	(f)	95	874	—	95	874	969	(28)	35
DeFuniak Spring	FL	6/15/2005	(f)	17	98	—	17	98	115	(2)	35
East Alton	IL	6/15/2005	(f)	36	285	—	36	285	321	(8)	35
El Dorado	AR	6/15/2005	(f)	93	735	—	93	735	828	(25)	35
Enterprise	AL	6/15/2005	(f)	41	318	—	41	318	359	(9)	35
Fayetteville	TN	6/15/2005	(f)	40	311	—	40	311	351	(9)	35
Frankfort	IN	6/15/2005	(f)	119	922	—	119	922	1,041	(28)	35
Franklin	TN	6/15/2005	(f)	46	325	—	46	325	371	(9)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Goodlettsville	TN	6/15/2005	(f)	214	1,559	—	214	1,559	1,773	(43)	35
Greenville	MS	6/15/2005	(f)	109	810	—	109	810	919	(20)	35
Hapeville	GA	6/15/2005	(f)	106	801	—	106	801	907	(29)	35
Harriman	TN	6/15/2005	(f)	52	386	—	52	386	438	(11)	35
Hialeah	FL	6/15/2005	(f)	39	275	—	39	275	314	(8)	35
Hot Springs	AR	6/15/2005	(f)	300	2,289	—	300	2,289	2,589	(65)	35
Houma	LA	6/15/2005	(f)	90	648	—	90	648	738	(16)	35
Huntsville	AL	6/15/2005	(f)	51	492	—	51	492	543	(13)	35
Huntsville	AL	6/15/2005	(f)	132	1,032	—	132	1,032	1,164	(26)	35
Indianola	IA	6/15/2005	(f)	112	867	—	112	867	979	(26)	35
Inverness	FL	6/15/2005	(f)	131	1,023	—	131	1,023	1,154	(26)	35
Jefferson	GA	6/15/2005	(f)	71	530	—	71	530	601	(13)	35
Jonesboro	AR	6/15/2005	(f)	181	1,653	—	181	1,653	1,834	(65)	35
Kilgore	TX	6/15/2005	(f)	51	475	—	51	475	526	(12)	35
Lexington	TN	6/15/2005	(f)	35	265	—	35	265	300	(7)	35
Lincoln	IL	6/15/2005	(f)	71	594	—	71	594	665	(22)	35
Longview	TX	6/15/2005	(f)	111	970	—	111	970	1,081	(25)	35
Lufkin	TX	6/15/2005	(f)	66	621	—	66	621	687	(16)	35
Lutcher	LA	6/15/2005	(f)	50	348	—	50	348	398	(9)	35
Marianna	FL	6/15/2005	(f)	65	434	2	65	436	501	(12)	35
Memphis	TN	6/15/2005	(f)	392	2,737	—	392	2,737	3,129	(80)	35
Minden	LA	6/15/2005	(f)	63	524	—	63	524	587	(13)	35
Mobile	AL	6/15/2005	(f)	54	505	—	54	505	559	(13)	35
Monroe	LA	6/15/2005	(f)	149	1,180	2	149	1,182	1,331	(30)	35
Monticello	IA	6/15/2005	(f)	80	610	—	80	610	690	(15)	35
Mount Olive	MS	6/15/2005	(f)	18	105	—	18	105	123	(3)	35
Munford	TN	6/15/2005	(f)	67	425	—	67	425	492	(11)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Nacogdoches	TX	6/15/2005	(f)	100	880	—	100	880	980	(23)	35
Nacogdoches	TX	6/15/2005	(f)	33	237	—	33	237	270	(6)	35
Nashville	IL	6/15/2005	(f)	32	221	—	32	221	253	(6)	35
New Smyrna Bch	FL	6/15/2005	(f)	122	938	—	122	938	1,060	(23)	35
Norcross	GA	6/15/2005	(f)	50	327	—	50	327	377	(9)	35
Paris	TN	6/15/2005	(f)	59	494	—	59	494	553	(13)	35
Pensacola	FL	6/15/2005	(f)	40	226	—	40	226	266	(5)	35
Robertsdale	AL	6/15/2005	(f)	132	924	—	132	924	1,056	(22)	35
Robinson	IL	6/15/2005	(f)	44	324	—	44	324	368	(9)	35
Russellville	AR	6/15/2005	(f)	52	515	—	52	515	567	(14)	35
Selma	AL	6/15/2005	(f)	52	530	—	52	530	582	(22)	35
Sesser	IL	6/15/2005	(f)	12	70	—	12	70	82	(2)	35
Shelbyville	TN	6/15/2005	(f)	54	485	—	54	485	539	(15)	35
Sparta	IL	6/15/2005	(f)	48	347	—	48	347	395	(10)	35
Springfield	MO	6/15/2005	(f)	117	903	—	117	903	1,020	(37)	35
Texarkana	AR	6/15/2005	(f)	178	1,246	—	178	1,246	1,424	(30)	35
Toccoa	GA	6/15/2005	(f)	55	365	—	55	365	420	(10)	35
Tyler	TX	6/15/2005	(f)	41	281	—	41	281	322	(8)	35
Villa Rica	GA	6/15/2005	(f)	153	1,134	—	153	1,134	1,287	(33)	35
Vincennes	IN	6/15/2005	(f)	227	1,910	—	227	1,910	2,137	(49)	35
West Memphis	AR	6/15/2005	(f)	20	116	—	20	116	136	(3)	35
West Monroe	LA	6/15/2005	(f)	44	248	—	44	248	292	(6)	35
Wood River	IL	6/15/2005	(f)	44	439	—	44	439	483	(12)	35
Lawrenceville	GA	6/16/2005	—	219	1,240	—	219	1,240	1,459	(26)	35
Middletown	DE	6/16/2005	—	122	689	—	122	689	811	(14)	35
Canton	OH	6/28/2005	(f)	486	3,130	15	486	3,145	3,631	(72)	35
Elmhurst	IL	6/28/2005	—	202	1,293	—	202	1,293	1,495	(29)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Rutland	VT	6/28/2005	(f)	98	736	7	98	743	841	(21)	35
Sioux Falls	SD	7/8/2005	15,640	2,503	15,770	15	2,503	15,785	18,288	(381)	35
Novato	CA	8/5/2005	189,822	35,835	213,736	—	35,835	213,736	249,571	(3,858)	35
Christiana	PA	8/17/2005	—	59	337	—	59	337	396	(5)	35
Augusta	GA	9/15/2005	—	480	—	—	480	—	480	—	—
Lawrenceville	GA	9/15/2005	—	163	926	—	163	926	1,089	(13)	35
Nashville	TN	9/15/2005	—	63	357	—	63	357	420	(5)	35
Clallam Bay	WA	9/20/2005	—	19	107	—	19	107	126	(1)	35
Holiday	FL	9/20/2005	(f)	266	1,509	—	266	1,509	1,775	(16)	35
Loretto	TN	9/20/2005	—	45	253	—	45	253	298	(3)	35
Milton	FL	9/20/2005	—	109	620	—	109	620	729	(6)	35
N. Little Rock	AR	9/20/2005	—	80	451	—	80	451	531	(5)	35
New Smyrna Beac	FL	9/20/2005	(f)	95	537	—	95	537	632	(6)	35
Okanogan	WA	9/20/2005	—	106	599	—	106	599	705	(6)	35
Ormond Beach	FL	9/20/2005	—	232	1,317	—	232	1,317	1,549	(14)	35
Simpsonville	SC	9/20/2005	—	90	511	—	90	511	601	(5)	35
Snoqualmie	WA	9/20/2005	—	99	563	—	99	563	662	(6)	35
St. Augustine	FL	9/20/2005	—	98	556	—	98	556	654	(6)	35
Volusia	FL	9/20/2005	—	88	496	—	88	496	584	(5)	35
Harriman	TN	10/12/2005	—	69	394	—	69	394	463	(4)	35
Orange City	FL	10/12/2005	—	138	780	—	138	780	918	(8)	35
Providence	RI	10/21/2005	51,255	7,520	45,979	—	7,520	45,979	53,499	(418)	35
Alpharetta	GA	11/10/2005	(f)	145	822	—	145	822	967	(6)	35
Altamont Spring	FL	11/10/2005	(f)	146	829	—	146	829	975	(6)	35
Amelia Island	FL	11/10/2005	—	149	845	—	149	845	994	(6)	35
Atlanta	GA	11/10/2005	(f)	161	910	—	161	910	1,071	(6)	35
Atlanta	GA	11/10/2005	—	143	811	—	143	811	954	(6)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Atlanta	GA	11/10/2005	—	840	—	—	840	—	840	—	—
Augusta	GA	11/10/2005	—	366	—	—	366	—	366	—	—
Bonita Springs	FL	11/10/2005	(f)	192	1,090	—	192	1,090	1,282	(8)	35
Bradenton	FL	11/10/2005	(f)	247	1,398	—	247	1,398	1,645	(10)	35
Bradenton	FL	11/10/2005	(f)	144	817	—	144	817	961	(6)	35
Brandon	FL	11/10/2005	(f)	94	533	—	94	533	627	(4)	35
Brandon	FL	11/10/2005	(f)	106	599	—	106	599	705	(4)	35
Canton	GA	11/10/2005	—	840	—	—	840	—	840	—	—
Cape Coral	FL	11/10/2005	(f)	114	646	—	114	646	760	(4)	35
Cary	NC	11/10/2005	(f)	143	809	—	143	809	952	(6)	35
Cary	NC	11/10/2005	—	654	—	—	654	—	654	—	—
Charleston	SC	11/10/2005	—	1,617	—	—	1,617	—	1,617	—	—
Charleston	SC	11/10/2005	—	105	596	—	105	596	701	(4)	35
Charleston	SC	11/10/2005	—	117	663	—	117	663	780	(5)	35
Charlotte	NC	11/10/2005	—	137	777	—	137	777	914	(5)	35
Charlotte	NC	11/10/2005	(f)	195	1,105	—	195	1,105	1,300	(8)	35
Chester	VA	11/10/2005	—	56	318	—	56	318	374	(2)	35
Columbia	SC	11/10/2005	(f)	116	656	—	116	656	772	(5)	35
Columbus	GA	11/10/2005	(f)	36	204	—	36	204	240	(1)	35
Concord	NC	11/10/2005	—	122	693	—	122	693	815	(5)	35
De Soto	TX	11/10/2005	—	1,109	—	—	1,109	—	1,109	—	—
Deerfield Beach	FL	11/10/2005	(f)	351	1,992	—	351	1,992	2,343	(14)	35
Delray Beach	FL	11/10/2005	—	1,821	—	—	1,821	—	1,821	—	—
Deltona	FL	11/10/2005	—	279	1,582	—	279	1,582	1,861	(11)	35
Durham	NC	11/10/2005	—	674	—	—	674	—	674	—	—
Eustis	FL	11/10/2005	—	98	555	—	98	555	653	(4)	35
Fort Bend	TX	11/10/2005	—	928	—	—	928	—	928	—	—

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Fort Lauderdale	FL	11/10/2005	(f)	254	1,437	—	254	1,437	1,691	(10)	35
Gainesville	GA	11/10/2005	—	505	—	—	505	—	505	—	—
Garner	NC	11/10/2005	(f)	126	712	—	126	712	838	(5)	35
Gastonia	NC	11/10/2005	—	314	—	—	314	—	314	—	—
Grand Pairie	TX	11/10/2005	—	544	—	—	544	—	544	—	—
Greensboro	NC	11/10/2005	—	124	701	—	124	701	825	(5)	35
Greensboro	NC	11/10/2005	—	126	716	—	126	716	842	(5)	35
Greensboro	NC	11/10/2005	(f)	116	659	—	116	659	775	(5)	35
Greenville	SC	11/10/2005	—	85	480	—	85	480	565	—	35
Grove City	FL	11/10/2005	—	100	566	—	100	566	666	(4)	35
Hampton	VA	11/10/2005	(f)	172	976	—	172	976	1,148	(7)	35
Holly Hill	FL	11/10/2005	(f)	95	536	—	95	536	631	(4)	35
Houston	TX	11/10/2005	—	566	—	—	566	—	566	—	—
Houston	TX	11/10/2005	—	757	—	—	757	—	757	—	—
Houston	TX	11/10/2005	—	833	—	—	833	—	833	—	—
Houston	TX	11/10/2005	—	1,888	—	—	1,888	—	1,888	—	—
Houston	TX	11/10/2005	—	1,833	—	—	1,833	—	1,833	—	—
Hudson	FL	11/10/2005	(f)	175	993	—	175	993	1,168	(7)	35
Irmo	SC	11/10/2005	(f)	132	750	—	132	750	882	(5)	35
Irving	TX	11/10/2005	—	813	—	—	813	—	813	—	—
Kennesaw	GA	11/10/2005	—	660	—	—	660	—	660	—	—
Kennesaw	GA	11/10/2005	—	1,087	—	—	1,087	—	1,087	—	—
Largo	FL	11/10/2005	(f)	145	824	—	145	824	969	(6)	35
Lilburn	GA	11/10/2005	(f)	128	726	—	128	726	854	(5)	35
Loganville	GA	11/10/2005	—	965	—	—	965	—	965	—	—
Lutz	FL	11/10/2005	(f)	151	857	—	151	857	1,008	(6)	35
Manakin-Sabot	VA	11/10/2005	(f)	83	469	—	83	469	552	(3)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Marco Island	FL	11/10/2005	—	281	1,591	—	281	1,591	1,872	(11)	35
Marietta	GA	11/10/2005	—	126	714	—	126	714	840	(5)	35
Marietta	GA	11/10/2005	—	127	722	—	127	722	849	(5)	35
Marietta	GA	11/10/2005	—	600	—	—	600	—	600	—	—
Montgomery	AL	11/10/2005	—	23	129	—	23	129	152	(1)	35
Norfolk	VA	11/10/2005	—	161	910	—	161	910	1,071	(6)	35
Ocala	FL	11/10/2005	(f)	101	570	—	101	570	671	(4)	35
Opp	AL	11/10/2005	(f)	54	—	—	54	—	54	—	—
Palm Coast	FL	11/10/2005	(f)	171	971	—	171	971	1,142	(7)	35
Pensacola	FL	11/10/2005	—	124	704	—	124	704	828	(5)	35
Petersburg	VA	11/10/2005	—	52	293	—	52	293	345	(2)	35
Pinellas Park	FL	11/10/2005	—	279	1,583	—	279	1,583	1,862	(11)	35
Plantation	FL	11/10/2005	(f)	209	1,187	—	209	1,187	1,396	(8)	35
Port Charlotte	FL	11/10/2005	—	88	497	—	88	497	585	(3)	35
Raleigh	NC	11/10/2005	(f)	148	837	—	148	837	985	(6)	35
Roswell	GA	11/10/2005	—	905	—	—	905	—	905	—	—
Salisbury	NC	11/10/2005	—	58	328	—	58	328	386	(2)	35
Snellville	GA	11/10/2005	—	150	850	—	150	850	1,000	(6)	35
Tampa	FL	11/10/2005	(f)	204	1,158	—	204	1,158	1,362	(8)	35
Tampa	FL	11/10/2005	—	72	410	—	72	410	482	(3)	35
Tucker	GA	11/10/2005	(f)	208	1,179	—	208	1,179	1,387	(8)	35
Vero Beach	FL	11/10/2005	(f)	144	814	—	144	814	958	(6)	35
Virginia Beach	VA	11/10/2005	—	79	447	—	79	447	526	(3)	35
Virginia Beach	VA	11/10/2005	(f)	183	1,038	—	183	1,038	1,221	(7)	35
Winter Haven	FL	11/10/2005	—	63	355	—	63	355	418	(2)	35
Fort Dodge	IA	11/16/2005	—	67	379	—	67	379	446	(1)	35
Newton	KS	11/16/2005	—	95	540	—	95	540	635	(2)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Glen Allen	VA	11/30/2005	21,250	3,427	21,062	—	3,427	21,062	24,489	(96)	35
Chalotte	NC	12/21/2005	—	1,031	—	—	1,031	—	1,031	—	—
Clear Lake	TX	12/21/2005	—	1,115	—	—	1,115	—	1,115	—	—
Morrow	GA	12/21/2005	—	56	315	—	56	315	371	—	35
Panama City	FL	12/21/2005	—	763	—	—	763	—	763	—	—
Sarasota	FL	12/21/2005	— 1,320,747	162 499,416	916 3,012,975	— 34,908	162 500,020	916 3,047,279	1,078 3,547,299	— (259,358)	35

Assets held for sale:	PA	9/26/2000	35,094	4,760	40,067	—	4,760	40,067	44,827	(9,976)	34
Philadelphia	VA	2/5/2003	—	78	443	(45)	78	398	476	(17)	35
Virginia Beach	NC	4/15/2003	—	32	167	—	32	167	199	(19)	35
Charlotte	AR	6/30/2003	(b)	144	818	37	144	855	999	(81)	35
Harrison	FL	6/30/2003	—	600	3,400	—	600	3,400	4,000	(330)	35
Jacksonville	CA	6/30/2003	(b)	830	4,705	—	830	4,705	5,535	(457)	35
Pleasant Hill	CA	6/30/2003	(b)	799	4,525	—	799	4,525	5,324	(440)	35
Pleasant Hill	CA	6/30/2003	(b)	814	4,615	12	826	4,615	5,441	(448)	35
Pleasant Hill	NC	9/24/2003	—	179	1,015	(856)	179	159	338	(88)	35
Thomasville	NC	9/24/2003	—	55	312	(157)	55	155	210	(29)	35
Washington	NC	9/30/2003	—	193	1,096	(944)	193	152	345	(95)	35
Gastonia	CA	6/24/2004	131,313	19,200	99,574	—	19,200	99,574	118,774	(6,119)	35
San Francisco	SC	9/22/2004	(d)	360	2,038	—	360	2,038	2,398	(92)	35
Columbia	FL	9/22/2004	(d)	2,829	19,144	—	2,829	19,144	21,973	(837)	35
Jacksonville	NJ	9/22/2004	—	42	257	—	42	257	299	(12)	35
South Amboy	FL	9/22/2004	(d)	472	2,709	—	472	2,709	3,181	(127)	35
St. Petersburg	FL	9/22/2004	(d)	288	2,107	659	288	2,766	3,054	(128)	35
West Palm Beach	GA	10/1/2004	—	29	158	—	29	158	187	—	35
Dublin

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Kingsport	TN	10/1/2004	—	52	269	—	52	269	321	(15)	35
Spartansburg	SC	10/1/2004	(e)	138	866	—	138	866	1,004	(46)	35
Tulsa	OK	10/1/2004	(e)	147	856	—	147	856	1,003	(41)	35
Louisville	KY	1/21/2005	22,787	3,553	21,917	—	3,553	21,917	25,470	(877)	35
McLeansville	NC	1/21/2005	21,797	3,274	20,333	—	3,274	20,333	23,607	(818)	35
Meridian	ID	1/21/2005	21,797	3,269	20,658	—	3,269	20,658	23,927	(838)	35
Fayetteville	GA	1/26/2005	—	159	902	—	159	902	1,061	(28)	35
Netcong	NJ	5/26/2005	—	108	611	—	108	611	719	(11)	35
Cleveland	OH	6/7/2005	—	61	347	—	61	347	408	—	35
Franklin Park	IL	6/7/2005	—	132	800	—	132	800	932	(16)	35
Kingston	NY	6/7/2005	—	80	451	—	80	451	531	—	35
Matteson	IL	6/7/2005	—	144	826	—	144	826	970	(14)	35
Oak Park	IL	6/7/2005	—	87	495	—	87	495	582	—	35
Owosso	MI	6/7/2005	—	43	245	—	43	245	288	—	35
Columbia	IL	6/15/2005	—	49	323	—	49	323	372	—	35
Cordele	GA	6/15/2005	—	62	349	—	62	349	411	—	35
Decatur	AL	6/15/2005	—	105	678	—	105	678	783	—	35
Decatur	IL	6/15/2005	—	517	3,325	—	517	3,325	3,842	—	35
Decatur	TN	6/15/2005	—	48	307	—	48	307	355	—	35
La Marque	TX	6/15/2005	—	70	394	—	70	394	464	—	35
Lancaster	TX	6/15/2005	—	162	919	—	162	919	1,081	—	35
Marion	IN	6/15/2005	—	8	44	2	8	46	54	—	35
Martin	TN	6/15/2005	—	57	371	—	57	371	428	—	35
Meridian	MS	6/15/2005	—	67	419	—	67	419	486	—	35
Montgomery	AL	6/15/2005	—	264	1,494	—	264	1,494	1,758	—	35
Montgomery	AL	6/15/2005	—	149	845	—	149	845	994	—	35
New Iberia	LA	6/15/2005	—	168	1,094	—	168	1,094	1,262	—	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments (continued)
(In thousands)
							Gross Amount at Which Carried
				Initial Costs			December 31, 2005(1)
						Net Improvements
						(Retirements)				Accumulated	Average
		Acquisition	Encumbrances at		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	December 31, 2005	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/05(2)	Life

Scottsboro	AL	6/15/2005	—	103	585	—	103	585	688	—	35
South Houston	TX	6/15/2005	—	97	551	—	97	551	648	—	35
Tupelo	MS	6/15/2005	—	72	472	—	72	472	544	—	35
Rochester	NY	6/28/2005	—	260	1,601	11	260	1,612	1,872	—	35
Gainesville	FL	11/10/2005	—	123	699	—	123	699	822	(5)	35
Cleveland	OH	12/5/2005	—	312	1,769	—	312	1,769	2,081	—	35
Toledo	OH	12/7/2005	—	38	216	—	38	216	254	—	35

			232,788	45,682	273,181	(1,281)	45,694	271,888	317,582	(22,004)

			$1,553,535	$545,098	$3,286,156	$33,627	$545,714	$3,319,167	$3,864,881	$(281,362)

(a)	These properties collateralize a $180.0 million mortgage note payable of which $180.0 million was outstanding at December 31, 2005.

(b)	These properties collateralize a $440.0 million mortgage note payable of which $391.2 million was outstanding at December 31, 2005.

(c)	These properties collateralize a $65.0 million mortgage note payable of which $58.3 million was outstanding at December 31, 2005.

(d)	These properties collateralize a $234.0 million mortgage note payable of which $216.4 million was outstanding at December 31, 2005.

(e)	These properties collateralize a $304.0 million mortgage note payable of which $298.9 million was outstanding at December 31, 2005.

(f)	These properties collateralize a secured credit facility of which $171.3 million was outstanding at December 31, 2005.

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)
(1) Reconciliation of Real Estate:
      The following table reconciles the real estate investments for the years ended December 31, 2005 and 2004 (in thousands):

	2005(A)	2004(A)

Balance, beginning of period	$3,049,560	$1,649,606
Change in assets held for sale	(222,551)	(18,016)
Additions:
Acquisitions	828,266	1,589,390
Dispositions	(107,976)	(171,420)

Balance, end of period	$3,547,299	$3,049,560

(A)	Amounts do not include leasehold interests as reflected in the accompanying consolidated balance sheets.
(2) Reconciliation of Accumulated Depreciation:
      The following table reconciles the accumulated depreciation on real estate investments for the years ended December 31, 2005 and 2004 (in thousands):

	2005(B)	2004(B)

Balance, beginning of period	$145,840	$56,699
Depreciation expense	136,382	92,236
Change in assets held for sale	(19,502)	(1,223)
Dispositions	(3,362)	(1,872)

Balance, end of period	$259,358	$145,840

(B)	Amounts do not include accumulated amortization relating to leasehold interests as reflected in the accompanying consolidated balance sheets.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
STATE STREET CORPORATION
HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS
As of December 31, 2005
      Bank of America Corporation is the guarantor of the long-term lease agreements that its subsidiary, Bank of America, N.A., has with the Company relating to properties acquired in January 2003 from a wholly owned subsidiary of Dana Commercial Credit Corporation and properties acquired from Bank of America, N.A. in June 2003 and October 2004. State Street Corporation is the guarantor of the long-term lease agreement that its subsidiary SSB Realty LLC, has with the Company relating to State Street Financial Center. The financial information of Bank of America Corporation and State Street Corporation has been included herein because of the significant credit concentration the Company has with these guarantors.
      Financial information as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries furnished to the Securities and Exchange Commission on their Current Report on Form 8-K.
      Financial information as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 has been derived from the audited financial statements of State Street Corporation as filed with the Securities and Exchange Commission on their Annual Report on Form 10-K for the year ended December 31, 2005.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	December 31,	December 31,
	2005	2004

Assets
Cash and cash equivalents	$36,999	$28,936
Time deposits placed and other short-term investments	12,800	12,361
Federal funds sold and securities purchased under agreements to resell	149,785	91,360
Trading account assets	131,707	93,587
Derivative assets	23,712	30,235
Securities:
Available-for-sale	221,556	194,743
Held-to-maturity, at cost	47	330

Total securities	221,603	195,073

Loans and leases	573,782	521,837
Allowance for loan and lease losses	(8,045)	(8,626)

Loans and leases, net of allowance	565,737	513,211

Premises and equipment, net	7,786	7,517
Mortgage servicing rights	2,807	2,482
Goodwill	45,354	45,262
Core deposit intangibles and other intangibles	3,194	3,887
Other assets	90,311	86,546

Total assets	$1,291,795	$1,110,457

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$179,571	$163,833
Interest-bearing	384,155	396,645
Deposits in foreign offices:
Noninterest-bearing	7,165	6,066
Interest-bearing	63,779	52,026

Total deposits	634,670	618,570

Federal funds purchased and securities sold under agreements to repurchase	240,655	119,741
Trading account liabilities	50,890	36,654
Derivative liabilities	15,000	17,928
Commercial paper and other short-term borrowings	116,269	78,598
Accrued expenses and other liabilities (includes $395, $390 and $402 of reserve for unfunded lending commitments)	31,749	41,243
Long-term debt	101,338	98,078

Total liabilities	1,190,571	1,010,812

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized — 7,500,000,000 shares; issued and outstanding — 3,999,688,491; 4,013,063,444 and 4,046,546,212 shares	41,693	44,236
Retained earnings	67,205	58,006
Accumulated other comprehensive income (loss)	(7,518)	(2,587)
Other	(427)	(281)

Total shareholders’ equity	101,224	99,645

Total liabilities and shareholders’ equity	$1,291,795	$1,110,457

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,

	2005	2004

Interest income
Interest and fees on loans and leases	$34,934	$28,213
Interest and dividends on securities	10,949	7,262
Federal funds sold and securities purchased under agreements to resell	4,979	2,043
Trading account assets	5,743	4,016
Other interest income	2,091	1,690

Total interest income	58,696	43,224

Interest expense
Deposits	9,295	6,275
Short-term borrowings	11,798	4,434
Trading account liabilities	2,364	1,317
Long-term debt	4,083	2,404

Total interest expense	27,540	14,430

Net interest income	31,156	28,794

Noninterest income
Service charges	7,704	6,989
Investment and brokerage services	4,184	3,614
Mortgage banking income	805	414
Investment banking income	1,856	1,886
Equity investment gains	2,040	863
Card income	5,753	4,592
Trading account profits	1,812	869
Other income	1,456	858

Total noninterest income	25,610	20,085

Total revenue	56,766	48,879
Provision for credit losses	4,014	2,769
Gains on sales of debt securities	1,084	2,123
Noninterest expense
Personnel	15,054	13,435
Occupancy	2,588	2,379
Equipment	1,199	1,214
Marketing	1,255	1,349
Professional fees	930	836
Amortization of intangibles	809	664
Data processing	1,487	1,330
Telecommunications	827	730
Other general operating	4,120	4,457
Merger and restructuring charges	412	618

Total noninterest expense	28,681	27,012

Income before income taxes	25,155	21,221
Income tax expense	8,269	7,078

Net income	$16,886	$14,143

Net income available to common shareholders	$16,868	$14,127

Per common share information
Earnings	$4.21	$3.76

Diluted earnings	$4.15	$3.69

Dividends paid	$1.90	$1.70

Average common shares issued and outstanding	4,008,688	3,758,507

Average diluted common shares issued and outstanding	4,068,140	3,823,943

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION
(Dollars in millions)

As of December 31,	2005	2004

Assets
Cash and due from banks	$2,684	$2,035
Interest-bearing deposits with banks	11,275	20,634
Securities purchased under resale agreements	8,679	12,878
Federal funds sold	—	5,450
Trading account assets	764	745
Investment securities available for sale (including securities pledged of $26,573 and $27,273)	54,979	36,171
Investment securities held to maturity (fair value of $4,815 and $1,389)	4,891	1,400
Loans (less allowance of $18 and $18)	6,464	4,611
Premises and equipment (net of accumulated depreciation of $2,149 and $1,923)	1,453	1,444
Accrued income receivable	1,364	1,204
Goodwill	1,337	1,497
Other intangible assets	459	494
Other assets	3,619	5,477

Total assets	$97,968	$94,040

Liabilities
Deposits:
Noninterest-bearing	$9,402	$13,671
Interest-bearing — U.S.	2,379	2,843
Interest-bearing — Non-U.S.	47,865	38,615

Total deposits	59,646	55,129
Securities sold under repurchase agreements	20,895	21,881
Federal funds purchased	1,204	435
Other short-term borrowings	1,219	1,343
Accrued taxes and other expenses	2,632	2,603
Other liabilities	3,346	4,032
Long-term debt	2,659	2,458

Total liabilities	91,601	87,881
Commitments and contingencies (Note 9)
Shareholders’ Equity
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares; issued 337,126,000 and 337,126,000 shares	337	337
Surplus	266	289
Retained earnings	6,189	5,590
Accumulated other comprehensive (loss) income	(231)	92
Treasury stock, at cost (3,501,000 and 3,481,000 shares)	(194)	(149)

Total shareholders’ equity	6,367	6,159

Total liabilities and shareholders’ equity	$97,968	$94,040

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share data or where otherwise indicated)

Years Ended December 31,	2005	2004	2003

Fee Revenue:
Servicing fees	$2,474	$2,263	$1,950
Management fees	751	623	533
Trading services	694	595	529
Securities finance	330	259	245
Processing fees and other	302	308	299

Total fee revenue	4,551	4,048	3,556
Net Interest Revenue:
Interest revenue	2,930	1,787	1,539
Interest expense	2,023	928	729

Net interest revenue	907	859	810
Provision for loan losses	—	(18)	—

Net interest revenue after provision for loan losses	907	877	810
(Losses) gains on sales of available-for-sale investment securities, net	(1)	26	23
Gain on sale of Private Asset Management business, net of exit and other associated costs	16	—	285
Gain on sale of Corporate Trust business	—	—	60

Total revenue	5,473	4,951	4,734
Operating Expenses:
Salaries and employee benefits	2,231	1,957	1,731
Information systems and communications	486	527	551
Transaction processing services	449	398	314
Occupancy	391	363	300
Merger, integration and divestiture costs	—	62	110
Restructuring costs	—	21	296
Other	484	431	320

Total operating expenses	4,041	3,759	3,622

Income from continuing operations before income tax expense	1,432	1,192	1,112
Income tax expense from continuing operations	487	394	390

Income from continuing operations	945	798	722
Loss from discontinued operations	(165)	—	—
Income tax benefit from discontinued operations	(58)	—	—

Net loss from discontinued operations	(107)	—	—

Net income	$838	$798	$722

Earnings Per Share From Continuing Operations:
Basic	$2.86	$2.38	$2.18
Diluted	2.82	2.35	2.15
Loss Per Share From Discontinued Operations:
Basic	$(.33)	$—	$—
Diluted	(.32)	—	—
Earnings Per Share:
Basic	$2.53	$2.38	$2.18
Diluted	2.50	2.35	2.15
Average Shares Outstanding (in thousands):
Basic	330,361	334,606	331,692
Diluted	334,636	339,605	335,326