Form 10-Q
period 2006-03-31
AMERICAN FINANCIAL REALTY TRUST
filed 2006-05-10
CIK 1193558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 10, 2006, 129,533,337 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

PART I – FINANCIAL INFORMATION
  Item 1. Financial Statements
AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Unaudited and in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
Assets:
Real estate investments, at cost:
Land	$479,861	$475,457
Land held for development	21,596	24,563
Buildings and improvements	2,653,596	2,645,618
Equipment and fixtures	402,870	401,661
Leasehold interests	10,097	9,579

Total real estate investments, at cost	3,568,020	3,556,878
Less accumulated depreciation	(294,184)	(260,852)

Total real estate investments, net	3,273,836	3,296,026
Cash and cash equivalents	103,561	110,245
Restricted cash	73,831	73,535
Marketable investments and accrued interest	3,302	3,353
Tenant and other receivables, net	56,529	51,435
Prepaid expenses and other assets	44,801	37,789
Assets held for sale	385,649	341,338
Intangible assets, net of accumulated amortization of $74,109 and $64,369	622,434	642,467
Deferred costs, net of accumulated amortization of $15,586 and $13,179	70,259	67,388

Total assets	$4,634,202	$4,623,576

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$2,420,028	$2,467,596
Credit facilities	230,017	171,265
Convertible notes, net	446,186	446,134
Accounts payable	7,668	4,350
Accrued interest expense	13,639	19,484
Accrued expenses and other liabilities	63,846	55,938
Dividends and distributions payable	35,882	35,693
Below-market lease liabilities, net of accumulated amortization of $9,183 and $8,912	63,367	67,613
Deferred revenue	199,441	150,771
Liabilities related to assets held for sale	249,725	243,665

Total liabilities	3,729,799	3,662,509

Minority interest	50,660	53,224
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 129,483,107 and 128,712,181 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	129	129
Capital contributed in excess of par	1,375,656	1,371,648
Accumulated deficit	(515,682)	(457,313)
Accumulated other comprehensive loss	(6,360)	(6,621)

Total shareholders’ equity	853,743	907,843

Total liabilities and shareholders’ equity	$4,634,202	$4,623,576

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$91,601	$72,853
Operating expense reimbursements	46,978	41,664
Interest and other income, net	1,032	573

Total revenues	139,611	115,090

Expenses:
Property operating	70,584	59,493
Marketing, general and administrative	6,353	5,593
Broken deal costs	8	748
Amortization of deferred equity compensation	2,556	2,762
Interest expense on mortgages and other debt	45,185	32,771
Depreciation and amortization	45,805	35,410

Total expenses	170,491	136,777

Loss before net gain on sale of properties in continuing operations, minority interest and discontinued operations	(30,880)	(21,687)
Gain on sale of properties in continuing operations	458	—

Loss from continuing operations before minority interest	(30,422)	(21,687)
Minority interest	1,150	1,224

Loss from continuing operations	(29,272)	(20,463)

Discontinued operations:
Loss from operations, net of minority interest of $6 and $138 for the three months ended March 31, 2006 and March 31, 2005, respectively	(204)	(4,525)
Yield maintenance fees, net of minority interest of $58 and $0 for the three months ended March 31, 2006 and March 31, 2005, respectively	(2,139)	—
Gains on disposals, net of minority interest of $223 and $87 for the three months ended March 31, 2006 and March 31, 2005, respectively	8,207	2,846

Income (loss) from discontinued operations	5,864	(1,679)

Net loss	$(23,408)	$(22,142)

Basic and diluted income (loss) per share:
From continuing operations	$(0.23)	$(0.19)
From discontinued operations	0.04	(0.01)

Total basic and diluted loss per share	$(0.19)	$(0.20)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(23,408)	$(22,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,718	31,640
Minority interest	(991)	(1,274)
Amortization of leasehold interests and intangible assets	10,197	8,191
Amortization of above- and below-market leases	317	222
Amortization of deferred financing costs	1,843	1,631
Amortization of deferred compensation	2,556	2,762
Non-cash compensation charge	21	24
Impairment charges	1,077	941
Net gain on sales of properties and lease terminations	(9,153)	(2,956)
Leasing costs	(5,484)	(2,126)
Payments received from tenants for lease terminations	265	—
Decrease (increase) in operating assets:
Tenant and other receivables, net	(5,718)	(12,786)
Prepaid expenses and other assets	(13,338)	323
Increase (decrease) in operating liabilities:
Accounts payable	3,462	(2,974)
Accrued expenses and other liabilities	(2,440)	(16,895)
Deferred revenue	50,618	45,959

Net cash provided by operating activities	45,542	30,540

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(88,518)	(105,937)
Capital expenditures and leasehold costs	(8,594)	(7,244)
Proceeds from sales of real estate and non-real estate assets	68,384	33,386
Increase in accrued interest income	74	45
Sales of marketable investments	—	552
Purchases of marketable investments	(25)	(189)

Net cash used in investing activities	(28,679)	(79,387)

Cash flows from financing activities:
Repayments of mortgages, bridge notes payable and credit facilities	(46,619)	(339,533)
Increase in restricted cash	(307)	(3,728)
Proceeds from mortgages, bridge notes payable and credit facilities	59,334	380,500
Refunds (payments) for deferred financing costs, net	(1,025)	1,092
Proceeds from common share issuances, net	1,150	2
Redemption of Operating Partnership units	—	(4,404)
Contributions by limited partners	—	353
Dividends and distributions	(36,080)	(29,890)

Net cash provided by (used in) financing activities	(23,547)	4,392

Decrease in cash and cash equivalents	(6,684)	(44,455)
Cash and cash equivalents, beginning of period	110,245	110,607

Cash and cash equivalents, end of period	$103,561	$66,152

Supplemental cash flow and non-cash information:
Cash paid for interest	$54,164	$44,350

Cash paid for income taxes	$—	$24

Liabilities assumed in the acquisition of real estate	$1,881	$58

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(1) The Company
American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.
The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 97.4% interest in the Operating Partnership as of March 31, 2006. There were 3,411,758 Operating Partnership units outstanding as of March 31, 2006.
On September 10, 2002, AFR commenced operations upon completing a private placement of common shares of beneficial interest, and through its Operating Partnership, acquired substantially all of the assets, liabilities, and operations of American Financial Real Estate Group (AFREG). AFREG was comprised of certain operating companies and real estate limited partnerships under the common control of Nicholas S. Schorsch, the Company’s President, Chief Executive Officer and Vice Chairman of the board of trustees, or members of his immediate family. Mr. Schorsch was the sole or majority shareholder in each of the operating companies acquired and the sole general partner in each of the real estate limited partnerships whose interests were acquired. In the case of each limited partnership, the general partner had sole discretionary authority over major decisions such as the acquisition, sale or refinancing of principal partnership assets.
The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A., or their respective affiliates, represented the following percentages of total rental income for the respective periods:

	Three Months Ended
	March 31,
	2006	2005
Bank of America, N.A.	28.6%	35.5%
State Street Corporation	17.1%	20.8%
Wachovia Bank, N.A.	12.9%	16.3%
No other tenant represented more than 10% of rental income for the periods presented.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(2) Summary of Significant Accounting Policies
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, however, that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
(a) Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.
(b) Principles of Consolidation
The Company consolidates its accounts and the accounts of its majority-owned and controlled Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. The Operating Partnership holds and consolidates its majority or controlling interests in the other partnerships and reflects the remaining ownership interests within minority interest.
All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.
In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46R (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. The Company has adopted FIN 46R and analyzed the applicability of this interpretation to its investments. The Company has an interest in one variable interest entity and includes the accounts of this entity in the consolidated financial statements as the Company is the primary beneficiary of this entity.
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
Three Months Ended March 31, 2006 and 2005 (unaudited)
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
In leasing office space, the Company may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.
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
Three Months Ended March 31, 2006 and 2005 (unaudited)
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
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
In making estimates of fair values for purposes of allocating purchase price, management utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that the Company will finalize once additional information is received. Accordingly, these allocations are subject to revision when final information is available, although future revisions are not expected to have a significant impact on the Company’s financial position or results of operations.
Intangible assets consist of the following:

	March 31,	December 31,
	2006	2005
Intangible assets:
In-place leases, net of accumulated amortization of $43,549 and $38,037	$306,374	$315,685
Customer relationships, net of accumulated amortization of $23,799 and $20,647	336,491	342,656
Above-market leases, net of accumulated amortization of $10,017 and $8,868	18,669	19,355
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $3,256 and $3,183	(39,800)	(35,929)

Total intangible assets	$622,434	$642,467

Intangible liabilities:
Below-market leases, net of accumulated amortization of $10,169 and $8,969	$67,385	$67,790
Amounts related to liabilities held for sale, net of accumulated amortization of $986 and $57	(4,018)	(177)

Total intangible liabilities	$63,367	$67,613

(h) Accounting for Derivative Financial Investments and Hedging Activities
The Company uses derivatives to hedge, fix and cap interest rate risk and accounts for its derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), which requires all derivative instruments to be carried at fair value on the balance sheet.
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

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
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
(k) Recent Accounting Pronouncements
In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (FSP FIN 46R-6). This FSP addresses certain implementation issues related to FIN 46R. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (i) whether an entity is a variable interest entity (VIE), (ii) which interests are “variable interests” in the entity, and (iii) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FSP FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company will evaluate the impact of FSP FIN 46R-6 at the time any such “reconsideration event” occurs, and for any new entities.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(3) Acquisitions and Dispositions
During the three months ended March 31, 2006 and 2005, the Company acquired 67 and 20 properties and leasehold interests, respectively. In addition, the Company purchased 3 parcels of land designated as land held for development during the three months ended March 31, 2006. The following table presents the allocation of the net assets acquired and liabilities assumed during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Real estate investments, at cost:
Land	$13,301	$16,367
Land held for development	1,833	—
Buildings	61,884	79,651
Equipment and fixtures	10,099	13,093
Initial tenant improvements	1,384	9,083

	88,501	118,194

Intangibles and other assets:
In-place leases	3,110	16,436
Customer relationships	—	5,903
Above-market lease assets	518	703

	3,628	23,042

Total assets	92,129	141,236

Leasehold interests, net	(686)	—
Below-market lease liabilities	(796)	(6,496)
Other liabilities assumed	(1,881)	(58)

Cash paid	$88,766	$134,682

The following table presents information regarding property and leasehold interests acquired during three months ended March 31, 2006:

		Number of	Purchase
Seller / Property Name	Date of Acquisition	Buildings (1)	Price (2)
Washington Mutual Bank	February 17, 2006	1	$1,733
National City	March 1, 2006	16	33,357
Hinsdale	March 2, 2006	1	5,383
Bank of America Formulated Price Contracts	Various	16	4,187
Wachovia Bank Formulated Price Contracts	Various	33	44,106

		67	$88,766

(1)	Includes the assumption of leasehold interests.

(2)	Includes all acquisition costs, the value of acquired intangible assets and assumed liabilities and cash paid for land parcels.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
Pro forma information relating to the acquisition of operating properties is presented below as if these transactions had been consummated on January 1, 2005. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisitions had been completed on January 1, 2005, nor does the pro forma financial information purport to represent the results of operations for future periods. The following table presents the pro forma information as if the acquisitions during the three months ended March 31, 2006 had been consummated on January 1, 2005:

	Three Months Ended
	March 31,
	2006	2005
Pro forma revenues	$140,990	$117,192

Pro forma loss from continuing operations	$(29,577)	$(20,828)

Basic and diluted pro forma loss per share from continuing operations	$(0.23)	$(0.19)

The following table presents information regarding property dispositions completed during the three months ended March 31, 2006:

Number of	Sale
Buildings and Land	Proceeds,
Parcels (1)	Net	Gain
27	$68,384	$8,888

(1)	Includes the sale of 2 parcels of land and 1 leasehold interest termination.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(4) Indebtedness
The Company had several varieties of financings in place as of March 31, 2006 and December 31, 2005, which include mortgage notes payable, a secured credit facility, convertible senior notes, and an unsecured credit facility. The weighted average effective interest rate on these borrowings was 6.06% and 5.29% for the three months ended March 31, 2006 and 2005, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $3,208,058 and $3,289,984 as of March 31, 2006 and December 31, 2005, respectively.
The Company’s secured financing agreements contain various financial and non-financial covenants customarily found in these types of agreements, as well as a requirement that certain individual properties or property portfolios maintain a minimum debt service coverage ratio, as defined, typically of 1.1 to 1.0, calculated at the end of each quarter using a trailing 12-month period. The lender related to the secured credit facility has the right to reassess the ratio from time to time and may require the Company to pledge additional collateral or repay a portion of the principal outstanding under this facility. The Company’s pooled financings contain performance measures, which regulate the Company’s ability to release properties from the pool and the amount (release price) which must be paid to release such properties. This particular covenant and performance measure may result in various restrictions and reduce proceeds from the disposition of the asset.
The unsecured credit facility also contains customary financial covenants, including a minimum debt service coverage ratio for the Company of 1.2 to 1.0. This facility also includes maximum levels of i) indebtedness as a percentage of the Company’s total assets of 70%, ii) secured recourse debt as a percentage of the Company’s total assets of 5%, iii) investment in any non-wholly owned entity as a percentage of the Company’s total assets of 20% and iv) investment in any mortgages, notes, accounts receivable, or notes receivable as a percentage of the Company’s total assets of 15%.
As of March 31, 2006 and December 31, 2005, the Company was in compliance with all such covenants.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(a) Mortgage notes payable
The following is a summary of mortgage notes payable as of March 31, 2006 and December 31, 2005:

	Encumbered
	Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	696	$2,507,145	(1)	4.1% to 8.8%	May 2006 to June 2024
Variable-rate mortgages	11	145,023	(2)	6.0% to 6.6%	June 2006 to Nov. 2023

Total mortgage notes payable	707	2,652,168

Unamortized debt premiums and discounts		2,811
Mortgage notes payable related to assets held for sale	7	(234,951)

Balance, March 31, 2006		$2,420,028

Fixed-rate mortgages	699	$2,553,118		4.1% to 8.8%	May 2006 to June 2024
Variable-rate mortgages	11	145,087		5.7% to 6.3%	June 2006 to Nov. 2023

Total mortgage notes payable	710	2,698,205

Unamortized debt premiums and discounts		3,080
Mortgage notes payable related to assets held for sale	5	(233,689)

Balance, December 31, 2005		$2,467,596

(1)	Includes $154,234 of debt, which relates to the 30% minority interest holder in State Street Financial Center and the 11% minority interest holder in 801 Market Street.

(2)	Includes $15,000 of debt, which relates to the 30% minority interest holder in State Street Financial Center.
(b) Secured credit facility
The Company has a $400,000 secured credit facility, which expires in October 2008. Advances under this facility must be repaid within 18 months of the date of the borrowing, unless the borrowing is renewed for incremental periods of 18 months. Advances are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility bears interest at a rate of LIBOR plus either (i) with respect to conduit properties, 1.75%, or (ii) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) in the property being financed by the proceeds of the specific advance.
As of March 31, 2006, the Company had $230,017 of advances outstanding under this facility, secured by 222 properties, with an interest rate of LIBOR plus 1.75% (6.47% at March 31, 2006). As of December 31, 2005, the Company had $171,265 of advances outstanding under this facility, secured by 184 properties, with an interest rate of LIBOR plus 1.75% (6.11% at December 31, 2005).

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(c) Convertible senior notes
In 2004, the Company completed, through a private offering, the issuance of $450,000 of convertible senior notes and received proceeds of $434,030, net of discount and financing costs. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%.
The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. As of March 31, 2006 and December 31, 2005, the conversion price per share was $17.71 and $17.74, respectively. On March 8, 2006, the Company declared a dividend of $0.27, which resulted in an adjustment to the conversion price per share to $17.68 on April 9, 2006.
In October 2004, the Emerging Issues Task Force of the FASB ratified Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share” (EITF Issue No. 04-8). EITF Issue No. 04-8 requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share, regardless of whether the contingency has been met. In response to EITF Issue No. 04-8, the Company entered into a Second Supplemental Indenture to the Indenture for the convertible senior notes pursuant to which it irrevocably elected to satisfy the conversion obligation with respect to the principal amount of any notes surrendered for conversion with cash. As a result of this election, EITF Issue No. 04-8 requires the Company to include in its calculation of fully diluted earnings per share only those common shares issuable in satisfaction of the aggregate conversion obligation in excess of the aggregate principal amount of notes outstanding. The inclusion of any such shares would cause a reduction in the Company’s fully diluted earnings per share for any periods in which such shares are included. Volatility in the Company’s share price could cause such common shares to be included in the Company’s fully diluted earnings per share calculation in one quarter and not in a subsequent quarter, thereby increasing the volatility of the Company’s fully diluted earnings per share. As a result of applying EITF Issue No. 04-8, no shares have been included in the calculation of earnings per share.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(d) Unsecured Credit Facility
The Company maintains a $60,000 unsecured credit facility for general corporate purposes, established in September 2004. This facility has an initial term of two years, expiring in September 2006, and bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.0%. If the Company designates the advance as a Base Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1.0%, or (ii) the Federal Funds Rate plus 1.5%. In May 2006, the Company executed an extension of this facility for a period of one year, beginning on September 30, 2006. The borrowing spread of this renewal will reduce the current spread on Eurodollar Rate Loans from LIBOR plus 2.0% to LIBOR plus 1.7% and increase the letter of credit fee face amount from 0.8% to 1.7%. These changes will become effective at the start of the one year renewal period on September 30, 2006.
The unsecured credit facility maintains a $60,000 sub-limit for letters of credit. As of March 31, 2006, the Company had $59,746 of letters of credit outstanding and no advances under this facility. As of December 31, 2005, the Company had $56,353 of letters of credit outstanding and no advances under this facility. These letters of credit are primarily used to secure payments under leasehold interests and are issued to utility companies in lieu of a cash security deposits to establish service.
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
During the three months ended March 31, 2006 and 2005, the Company reclassified approximately $278 and $413 of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $985 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.
(6) Shareholders’ Equity
On March 29, 2006, the Company declared a dividend to shareholders and a distribution to Operating Partnership unitholders. The Company paid a dividend of $0.27 per common share, totaling $34,961, on April 21, 2006 to shareholders of record as of April 8, 2006. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $921.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(7) Stock-based Compensation
The Company established the 2002 Equity Incentive Plan (Incentive Plan) that authorized the issuance of up to 3,125,000 options to purchase common shares and 1,500,000 restricted shares. The Incentive Plan was amended in 2003 to allow for the issuance of an aggregate of 11,375,000 common shares and common share equivalents. The terms and conditions of the option awards are determined by the board of trustees. Options are granted at the fair market value of the shares on the date of grant. Options vest at the rate of 33.33% per year for trustees and 25% on the first anniversary of the date of issuance and 6.25% at the end of each quarter thereafter for employees. The options vest and are exercisable over periods determined by the Company, but in no event later than 10 years from the grant date.
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, the Company did not recognize compensation expense in the statement of operations for options granted. As required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS 123 had been applied.
The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS No. 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company will recognize compensation cost for the portion of options for which the requisite service has not been rendered (unvested) that are outstanding as of December 31, 2005, as the remaining service is rendered. The compensation cost the Company records for these options will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.
Amortization of deferred equity compensation, which represents stock-based employee compensation costs, was $2,556 for the three months ended March 31, 2006, including $2,533 and $23 associated with restricted stock grants and option grants, respectively. Amortization of deferred equity compensation was $2,762 for the three months ended March 31, 2005, solely related to restricted stock grants.
The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all share-based employee compensation and recognized compensation costs in its financial statements during the period ended March 31, 2005:

Three Months Ended
March 31, 2005
Net loss	$(22,142)
Add: Total share-based employee compensation expense included in net loss	2,762
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(3,240)

Pro forma net loss	$(22,620)

Basic and diluted loss per share — as reported	$(0.20)

Basic and diluted loss per share — pro forma	$(0.21)

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table summarizes option activity for the Company for the three months ended March 31, 2006:

		Weighted
	Number of	Average	Aggregate	Grant Price Range
	Shares Issuable	Exercise	Exercise
	Upon Exercise	Price	Price	From	To
Balance, December 31, 2005	2,033,156	$10.40	$21,144	$10.00	$14.98
Options exercised	(115,000)	10.00	(1,150)	10.00	10.00

Balance, March 31, 2006	1,918,156	$10.40	$19,994	$10.00	$14.98

The following table summarizes stock options outstanding as of March 31, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number of	Average
	Number of Shares	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$10.00 to $11.65	1,697,156	6.5 years	$10.07	1,546,398	$10.07
$12.10 to $14.98	221,000	7.2 years	$13.14	162,438	$13.07
The weighted average fair value of each option granted ranges from $0.19 to $0.33 and was estimated on the grant date using the Black-Scholes options pricing model using the following assumptions:

Expected life (in years)	5
Risk-free interest rate	3.25% to 4.21%
Volatility	10.00%
Dividend yield	7.50%
These assumptions, determined upon issuance of such stock options, were utilized in the calculation of the compensation expense noted above. This expense is the result of vesting of previously granted stock awards. No stock options were granted for the three months ended March 31, 2006 and 2005.
The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $2,688 and $2,440, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $11.65 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $235 and $1 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Company had approximately $56 of unrecognized compensation costs related to options outstanding. The Company expects to recognize these costs over a weighted average period of 1.3 years.
During the three months ended March 31, 2006, the Company issued 538,210 restricted common shares, net of forfeitures, to employees, executive officers and board trustees. These grants, valued at $6,441, are amortized to expense, generally over a four-year service period. During the three months ended March 31, 2006, 271,495 restricted stock grants vested, with an aggregate fair value of $3,217 on the vesting date. As of March 31, 2006, the Company had approximately $16,689 of unrecognized compensation costs related to total issued and outstanding restricted stock grants. The Company expects to recognize these costs over a weighted average period of 2.7 years. The following table summarizes restricted stock grant activity for the Company for the three months ended March 31, 2006:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
	Grants Outstanding	Fair Value
Balance, December 31, 2005	1,009,205	$15.16
Granted	538,210	11.97
Vested	(271,495)	14.75
Forfeited	(4,350)	15.88

Balance, March 31, 2006	1,271,570	$13.89

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(8) Net Income (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2006 and 2005:

	Basic and Diluted
	Three Months Ended
	March 31,
	2006	2005
Loss from continuing operations	$(29,272)	$(20,463)
Less: Dividends on unvested restricted share awards	(343)	(439)

Loss from continuing operations	$(29,615)	$(20,902)

Income from discontinued operations	$5,864	$(1,679)

Total weighted average common shares outstanding	127,940,221	109,772,365

Loss per share from continuing operations	$(0.23)	$(0.19)

Income per share from discontinued operations	$0.04	$(0.01)

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is not dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Share options	303,098	706,752
Unvested restricted shares	49,914	464,589
Operating Partnership units	3,417,852	3,610,781

Total shares excluded from diluted loss per share	3,770,864	4,782,122

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(9) Discontinued Operations and Assets Held for Sale
In accordance with SFAS No. 144, the Company separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, in accordance with SFAS No. 144, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. Properties classified as held for sale as of March 31, 2006 are classified as such in the consolidated statement of operations for all periods presented for purposes of comparability.
During the three months ended March 31, 2006, the Company sold 24 properties, in separate transactions, for net sales proceeds of $65,511. The sales transactions resulted in a net gain of approximately $8,207, after minority interest of $223, which was reported in discontinued operations.
During the three months ended March 31, 2005, the Company sold 6 properties, in separate transactions, and 37 properties in bulk transactions, for net sales proceeds of $33,352. The sales transactions resulted in a net gain of approximately $2,846, after minority interest of $87, which was reported in discontinued operations.
In accordance with the provisions of SFAS No. 144, the Company had classified 79 and 52 properties as held for sale as of March 31, 2006 and December 31, 2005, respectively. The following table summarizes information for these properties:

	March 31,	December 31,
	2006	2005
Assets held for sale:
Real estate investments, at cost:
Land	$50,150	$45,694
Buildings	257,550	234,195
Equipment and fixtures	41,272	37,693

Total real estate investments, at cost	348,972	317,582
Less accumulated depreciation	(22,064)	(22,004)

	326,908	295,578
Intangible assets, net	39,800	35,929
Other assets, net	18,941	9,831

Total assets held for sale	385,649	341,338

Liabilities related to assets held for sale:
Mortgage notes payable	234,951	233,689
Accrued expenses	5,315	6,320
Below-market lease liabilities, net	4,018	177
Deferred revenue	5,238	3,459
Tenant security deposits	203	20

Total liabilities related to assets held for sale	249,725	243,665

Net assets held for sale	$135,924	$97,673

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following operating results of the properties held for sale as of March 31, 2006 and the properties sold during the three months ended March 31, 2006 and 2005 are included in discontinued operations for all periods presented:

	Three Months Ended
	March 31,
	2006	2005
Operating results:
Revenues	$11,268	$13,135
Operating expenses	7,363	8,644
Impairment loss	205	941
Interest expense	3,693	3,791
Depreciation	217	4,422

Loss from operations before minority interest	(210)	(4,663)
Minority interest	6	138

Loss from operations, net	(204)	(4,525)

Yield maintenance fees	(2,197)	—
Minority interest	58	—

Yield maintenance fees, net	(2,139)	—

Gain on disposals, net of income taxes	8,430	2,933
Minority interest	(223)	(87)

Gain on disposals, net	8,207	2,846

Income (loss) from discontinued operations	$5,864	$(1,679)

Discontinued operations have not been segregated in the consolidated statements of cash flows.
(10) Subsequent Events
On April 10, 2006, the Company completed the sale of five 100% leased properties, including 215 Fremont Street, 123 South Broad Street Unit 1 and the three properties 100% leased by Citicorp North America, Inc. These properties were sold to Resnick Development Corp. for $301,000, before transaction and closing costs, and approximately $10,322 in loan defeasance and prepayment costs. This transaction generated total net proceeds of $65,853.

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
     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:
•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	our ability to successfully complete our information system implementation currently in progress;

•	availability of qualified personnel;

•	our ability to maintain an adequate, effective control environment;

•	our ability to accurately project future financial performance;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005, which was filed on March 16, 2006.
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
As of March 31, 2006 we owned or held leasehold interests in 1,149 properties located in 39 states and Washington, D.C., including 679 bank branches and 470 office buildings, containing an aggregate of approximately 37.1 million rentable square feet. We continue to evaluate a wide range of potential acquisitions, dispositions and other alternatives, including debt repayment and/or stock repurchases, to enhance our financial performance and shareholder return.
Acquisitions
During the three months ended March 31, 2006, we acquired interests in 67 properties, containing an aggregate of approximately 1.3 million square feet, and 3 land parcels, for a total net purchase price of $88.8 million. The most significant acquisition included the purchase of 16 properties from National City Corporation for a net purchase price of $33.4 million.
Dispositions
In the three months ended March 31, 2006, the Company generated $68.4 million of net proceeds from the disposition of 27 non-core properties comprising approximately 1.3 million square feet. These dispositions, which included the sale of two properties previously on the Company’s top ten vacancy list, comprised more than 918,000 square feet of vacant or soon to be vacant space, also resulted in the elimination of approximately $34.5 million of mortgage notes payable.

Financings
During the three months ended March 31, 2006, we increased the advances under our secured credit facility by $58.8 million primarily to fund the acquisition of the portfolio of properties we acquired from National City Corporation and properties purchased under our formulated price contracts.
Portfolio Review
Summarized in the table below are our key portfolio statistics. During the three months ended March 31, 2006, we recaptured scheduled short-term space occupied by bank tenants and acquired vacant branches purchased under our formulated price contracts, which resulted in a decrease in these portfolio statistics. Over the upcoming periods, we expect that our occupancy will increase through the lease-up of core properties to non-financial tenants and the disposal of non-core properties, which will decrease other ratios.

	March 31,	December 31,
	2006	2005
Occupancy	85.9%	86.3%
% base revenue from financial institutions	85.6%	86.7%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	82.9%	84.2%
% base revenue from net leases (1)	83.2%	85.1%
Average remaining lease term (years)	13.1	13.4

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.
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
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that we will finalize once we receive additional information. Accordingly, these allocations are subject to revision when final information is available, although we do not expect future revisions to have a significant impact on our financial position or results of operations.
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
Recent Accounting Pronouncements
In April 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (FSP FIN 46R-6). This FSP addresses certain implementation issues related to FIN 46R. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (i) whether an entity is a variable interest entity (VIE), (ii) which interests are “variable interests” in the entity, and (iii) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. We are required to apply the guidance in FSP FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. We will evaluate the impact of FSP FIN 46R-6 at the time any such “reconsideration event” occurs, and for any new entities.
Results of Operations
Comparison of the Three Months Ended March 31, 2006 and 2005
The following comparison of our results of operations for the three months ended March 31, 2006 to the three months ended March 31, 2005, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2005 and still owned by us at March 31, 2006, excluding assets held for sale at March 31, 2006 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2005 through March 31, 2006. Acquisitions include the National City Bank Building, Bank of America — West, One Montgomery Street, 801 Market Street, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio, Household, Fireman’s Fund, One Citizen Plaza, One Colonial Plaza, National City portfolio and properties acquired under our formulated price contracts.

Amounts in thousands:	Same Store		Acquisitions		Corporate and Eliminations		Total Portfolio
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues:
Rental income	$73,132	$72,530	$18,717	$507	$(248)	$(184)	$91,601	$72,853
Operating expense reimbursements	43,425	41,552	3,623	126	(70)	(14)	46,978	41,664
Interest and other income	567	179	27	—	438	394	1,032	573

Total revenues	117,124	114,261	22,367	633	120	196	139,611	115,090
Property operating expenses	64,094	61,261	9,331	364	(2,841)	(2,132)	70,584	59,493

Net operating income	53,030	53,000	13,036	269	2,961	2,328	69,027	55,597

Marketing, general and administrative	—	—	—	—	6,353	5,593	6,353	5,593
Broken deal costs	—	—	—	—	8	748	8	748
Amortization of deferred equity compensation	—	—	—	—	2,556	2,762	2,556	2,762

Earnings before interest, depreciation and amortization	53,030	53,000	13,036	269	(5,956)	(6,775)	60,110	46,494
Depreciation and amortization	35,908	34,893	9,116	314	781	203	45,805	35,410

Operating income	$17,122	$18,107	$3,920	$(45)	$(6,737)	$(6,978)	14,305	11,084
Interest expense							(45,185)	(32,771)
Gain on sale of properties in continuing operations							458	—
Minority interest							1,150	1,224

Loss from continuing operations							(29,272)	(20,463)

Discontinued operations							(204)	(4,525)
Yield maintenance fees							(2,139)	—
Net gains on disposals							8,207	2,846

Income (loss) from discontinued operations							5,864	(1,679)

Net loss							$(23,408)	$(22,142)

Rental Revenue
Rental income increased $18.7 million, or 25.7%, to $91.6 million for the three months ended March 31, 2006 from $72.9 million for the three months ended March 31, 2005. This increase is primarily related to the timing of acquisitions because the rental revenue for the three months ended March 31, 2006 includes a full quarter of results for Acquisitions purchased in 2005 and a partial quarter of results for Acquisitions purchased in 2006.
Rental income on Same Store increased as a result of the lease-up of vacancy within certain properties, particularly the Bank of America Plaza in St. Louis, MO, Harborside in Jersey City, NJ, properties in our Dana Commercial Credit portfolio and the Bank of America, N.A. portfolio acquired in June 2003, properties acquired under our formulated price contract with Wachovia Bank, N.A. and Bank of America, N.A., as well as parking revenue at

Beaver Valley in Wilmington, DE. This lease-up is partially offset by scheduled lease terminations in our Dana Commerical Credit portfolio, 123 South Broad Street Unit II building in Philadelphia, PA as well as at Beaver Valley. The tenant remaining in Beaver Valley will be leasing 100% of the building beginning June 1, 2006.
Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements increased approximately $5.3 million, or 12.7%, to approximately $47.0 million for the three months ended March 31, 2006, from approximately $41.7 million for the three months ended March 31, 2005. Property operating expenses increased approximately $11.1 million, or 18.7%, to approximately $70.6 million for the three months ended March 31, 2006, from approximately $59.5 million for three months ended March 31, 2005. This increase is primarily related to the timing of acquisitions because operating expense reimbursements and property operating expenses for the three months ended March 31, 2006 includes a full quarter of results for Acquisitions purchased in 2005 and a partial quarter of results for Acquisitions purchased in 2006.
Same Store operating expense reimbursements increased approximately $1.8 million, or 4.3%, to approximately $43.4 million for the three months ended March 31, 2006, from approximately $41.6 million for the three months ended March 31, 2005. Same Store property operating expenses increased approximately $2.8 million, or 4.6%, to approximately $64.1 million for the three months ended March 31, 2006, from approximately $61.3 million for the three months ended March 31, 2005. Same Store operating expense reimbursements as a percentage of Same Store property operating expenses remained relatively consistent at approximately 68% for the three months ended March 31, 2006 and 2005. As described below, the dollar increase in operating expense reimbursements and property operating expenses on the Same Store is primarily related to the portfolio of properties purchased from Bank of America, N.A. in June 2003 and Wachovia Bank N.A. in September 2004. Additionally, property operating expenses increased as a result of a leasehold impairment of $0.9 million recorded in connection with a new sub-tenant at our Harborside, NJ leasehold location. This impairment was recorded in connection with executing this new sub-lease as the cash flow we will receive from the new sub-tenant is lower than the net cash outflows we will pay under our leasehold interest obligation.
Property operating expenses in the Bank of America, N.A. portfolio purchased in June 2003 increased primarily as a result of higher utility, security and real estate tax expenses. Higher property operating expenses resulted in higher operating expense reimbursements based on the tenants’ pro rata share. Furthermore, as a result of lease-up of vacancy within certain properties and reimbursements from non-bank tenants, the tenants’ pro rata share of operating expense reimbursements increased for the three months ended March 31, 2006, compared to the same period in 2005.
The Wachovia Bank, N.A. portfolio acquired in September 2004 includes several properties 100% leased and self-managed by Wachovia Bank, N.A. Although Wachovia Bank, N.A. directly engages its vendors, we are responsible for directly paying the property operating expenses, for which the tenant provides full reimbursement. During the three months ended March 31, 2005, this funding process was not yet established. Wachovia Bank N.A. was paying its own bills directly and we were recording estimated property operating expenses and related reimbursments, which were not reconciled with Wachovia Bank N.A. until the second quarter of 2005. The resulting impact of this delay had no effect on net operating income as such amounts are paid approximately 100% by the tenant. The actual property operating expenses and the corresponding operating expense reimbursements during the three months ended March 31, 2006 were higher than the estimated operating expenses and the corresponding operating expense reimbursements recorded during the three months ended March 31, 2005.
These increases are partially offset by the decrease in operating expense reimbursements and operating expenses at State Street Financial Center. The tenant’s lease within State Street Financial Center provides within base rent the reimbursement of operating expenses on the building up to a specified limit, over which reimbursement from the tenant is required. The lease also allows the tenant the option to self-manage certain building operations, which the tenant elected in February 2006. This change resulted in a decrease in property operating expenses for which we are responsible for paying directly, resulting in a direct corresponding decrease in operating expense reimbursements.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased $0.8 million, or 14.3%, to $6.4 million for three months ended March 31, 2006, from $5.6 million for the three months ended March 31, 2005. This increase was primarily attributable to increased personnel costs associated with increased staffing levels and office related expenses. These increases were partially offset by a decrease in insurance and travel costs. The decrease of marketing, general and administrative expenses as a percentage of total revenues to 4.6% for three months ended March 31, 2006, from 4.9% for the three months ended March 31, 2005, is largely attributable to the increase in rental income and operating expense reimbursements resulting from Acquisitions.
Broken Deal Costs
Broken deal costs were $0.7 million for the three months ended March 31, 2005, the majority of which related to withdrawing from potential transactions associated with our European expansion efforts. Our policy is to capitalize, as deferred costs, external expenses associated with potential acquisitions. However, when we make the decision not to pursue transactions that do not meet our investment criteria, the previously capitalized costs are immediately expensed as broken deal costs in our consolidated statement of operations.
Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation decreased $0.2 million to $2.6 million for the three months ended March 31, 2006, from $2.8 million for the three months ended March 31, 2005. This decrease was due to restricted stock grants issued in September 2002 to the board of trustees, which were amortized over a three year vesting period ending in September 2005 and the acceleration of restricted stock grants of two executives in connection with their separation agreements in the second quarter of 2005. Amortization expense related to this issuance was recorded during the three months ended March 31, 2005.
Depreciation and Amortization Expense
Depreciation and amortization expense increased approximately $10.4 million, or 29.4%, to $45.8 million for the three months ended March 31, 2006, from $35.4 million for the three months ended March 31, 2005. This increase is primarily related to the timing of acquisitions because depreciation and amortization expense for the three months ended March 31, 2006 includes a full quarter of results for Acquisitions purchased in 2005 and a partial quarter of results for Acquisitions purchased in 2006.
The increase in depreciation and amortization expense of $1.0 million in Same Store was related to additional capital and tenant improvements across various portfolios and the accelerated amortization of intangibles and tenant improvements related to early lease terminations.
The increase in depreciation and amortization expense in Corporate is primarily attributable to leasehold improvements, office furniture and fixtures due to the expansion of our Corporate offices as well as hardware and software associated with our new information system.
Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt increased approximately $12.4 million, or 37.8%, to $45.2 million for the three months ended March 31, 2006, from $32.8 million for the three months ended March 31, 2005. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:
New Borrowings. During the period from April 1, 2005 to March 31, 2006, we received proceeds of $358.3 million under new or assumed mortgages, secured by properties acquired during the period, which increased interest expense by $5.8 million. In addition, in March 2005, we completed the $304.0 million long-term financing, secured by the Bank of America, N.A. portfolio purchased in October 2004. This financing bore interest at a floating rate equal to LIBOR plus 0.02% through June 14, 2005, before reverting to a fixed rate of 5.96% for the remainder of the loan term, resulting in an increase to interest expense of $3.8 million.
Secured Credit Facility. Interest expense on our secured credit facility increased by $1.4 million. This increase is attributable to an increase in average advances to $180.4 million during the three months ended March 31, 2006 from $164.8 million during the three months ended March 31, 2005 as well as an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 6.5% during the three months ended March 31, 2006 from 3.4% during the three months ended March 31, 2005. In March 2005, we repaid the $270.0 million advance drawn in October 2004 to partially fund the acquisition of the Bank of America, N.A. portfolio. These funds were repaid in March 2005, when proceeds of $304.0 million from a long-term loan secured by the portfolio were received.
Refinancing. In December 2005, we completed the refinancing of the mortgage debt of approximately $161.3 million on our Dana Commercial Credit portfolio to a non-amortizing mortgage of $180.0 million. The interest rate increased from 4.04% to 5.61% as a result of this refinancing. The increase of both principal and interest rate resulted in additional interest expense of $0.7 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.
Variable to Fixed Changes in Interest Rates. The mortgage secured by properties acquired from Wachovia Bank, N.A. in September 2004, reverted from a variable rate of LIBOR plus 1.5% (4.27% in March 2005) to a fixed rate of 6.4% in May 2005.
Debt Amortization and Extinguishment. These aforementioned increases in interest expense are partially offset by contractual debt amortization and the early extinguishment of debt of approximately $86.7 million due to the disposition of the underlying properties during the period from April 1, 2005 to March 31, 2006.
Gain on Sale of Land and Minority Interest in a Property, Net
During the three months ended March 31, 2006, we sold two parcels of land acquired in November 2005 under our formulated price contract with Wachovia Bank, N.A. for a net gain of $0.5 million. No such sales occurred during the three months ended March 31, 2005.
Minority Interest
Minority interest remained relatively flat at approximately $1.2 million during the three months ended March 31, 2006 and 2005. During the three months ended March 31, 2006, this amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our State Street Financial Center and 801 Market Street properties to third parties that own a minority interest in those properties. However, we acquired an 89% majority interest in 801 Market Street in April 2005; therefore, no allocations to minority interest were recorded on this property during the three months ended March 31, 2005. On October 31, 2005, the Company acquired the remaining 11% limited partnership interest in the entity that owns 123 S. Broad Street in Philadelphia, PA. Therefore, allocations of minority interest on 123 South Broad occurred during the three months ended March 31, 2005, but did not occur during the three months ended March 31, 2006.
Discontinued Operations — Loss from Discontinued Operations.
Loss from discontinued operations decreased $4.3 million to a loss of $0.2 million, net of minority interest, for the three months ended March 31, 2006, from a loss of $4.5 million, net of minority interest, for the three months ended March 31, 2005. Excluding impairment charges, the properties included in discontinued operations generated approximately no net income or net loss during the three months ended March 31, 2006, compared to generating a loss of $3.6 million during the three months ended March 31, 2005, primarily due to depreciation and amortization. Depreciation and amortization on a property ceases subsequent to being reclassified as held for sale. A majority of the properties sold or held for sale at March 31, 2006, such as the five 100% leased properties sold to Resnick Development Corp. in April 2006, were not held for sale at March 31, 2005 and depreciation and amortization expense was incurred on these properties during the three months ended March 31, 2005, but not during the same period in 2006. The decrease is also attributable to impairment charges which decreased by $0.7 million to $0.2 million during the three months ended March 31, 2006 from $0.9 million during the three months ended March 31, 2005.
Discontinued Operations — Yield Maintenance Fees
During the three months ended March 31, 2006, we sold four properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $2.1 million, net of minority interest. In comparison, none of the properties sold during the three months ended March 31, 2005 were encumbered by mortgages that required a yield maintenance fee in connection with the loan payoff.
Discontinued Operations — Net Gains
During the three months ended March 31, 2006 and 2005, we sold 24 and 43 properties for a gain of $8.2 million and $2.8 million, net of minority interest, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur income tax liability.
Cash Flows for the Three Months Ended March 31, 2006
During the three months ended March 31, 2006, net cash provided by operating activities was approximately $45.5 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The quarterly prepayment of standby subtenant fees received from Charles Schwab & Co., Inc increased from $2.4 million to $3.1 million during the three months ended March 31, 2006. We received the final quarterly installment of prepaid sublease management fees of $0.6 million from Charles Schwab & Co., Inc. on December 31, 2005. These changes were partially offset by the increase in prepaid expenses and other assets as result of the prepayment of interest expense associated with the refinancing of the debt on the Dana Commercial Credit portfolio and various real estate taxes.
Net cash used in investing activities was approximately $28.7 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired and deposits paid in previous periods, of approximately $88.5 million, principally for the acquisition of 16 properties acquired from National City Bank and properties under our formulated price contracts and approximately $8.6 million for payments related to capital expenditures. These payments were partially offset by proceeds from sales of real estate of approximately $68.4 million.
Net cash used in financing activities was approximately $23.5 million. Financing activities consisted primarily of proceeds from our secured credit facility of approximately $59.3 million, to fund a portion of the purchase price of the properties acquired during the three months ended March 31, 2006 and approximately $1.2 million related to the exercise of stock options. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $36.1 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $47.6 million, and (iii) approximately $0.3 million related to an increase in restricted cash.
Cash Flows for the Three Months Ended March 31, 2005
During the three months ended March 31, 2005, net cash provided by operating activities was approximately $30.5 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The increase in deferred revenue is also due to the prepayment of approximately $3.1 million of sublease management and standby subtenant fees received from Charles Schwab & Co., Inc. These changes were partially offset by the decrease in accrued expenses and other liabilities due to the annual contractual principal and interest payment on debt secured by the Dana Commercial Credit portfolio and the payment of interest on our convertible senior notes.
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
Liquidity and Capital Resources
Short-Term Liquidity Requirements
We had an aggregate of $106.9 million of cash, cash equivalents and short-term investments as of March 31, 2006, of which $38.4 million resided in lock box accounts controlled by our mortgage servicers to fund monthly contractual debt service payments and reserve requirements.
As of March 31, 2006, we had approximately $230.0 million of advances outstanding from our secured credit facility and $170.0 million of additional, uncollateralized availability under this facility. In addition to our secured credit facility, we have an unsecured credit facility with a $60.0 million borrowing limit, available for general corporate purposes. At March 31, 2006, we had $59.7 million of letters of credit outstanding under the unsecured facility, resulting in a net availability of $0.3 million. As of March 31, 2006, total availability under both our secured and unsecured credit facilities was approximately $0.3 million, excluding additional collateral that could be pledged under the secured credit facility of $170.0 million.
In April 2006, we paid a dividend and distribution to shareholders and unitholders, respectively, aggregating $35.9 million. We also completed the sale of five 100% leased properties to Resnick Development Corp. for $301.0 million, before transaction and closing costs, and approximately $10.3 million in loan defeasance and prepayment costs. This transaction generated total net proceeds of $65.9 million. In addition, in April 2006, we received $11.7 million in proceeds, net of principal payments on related debt, from selling six non-core properties.
As of March 31, 2006, we had approximately $3.2 million in pending acquisitions under contract or letters of intent, excluding acquisitions pending under our formulated price contracts. The most significant of these pending acquisitions includes a property in Texas, which we purchased in April 2006 for a purchase price of approximately $3.0 million, including transaction-related expenses. Our contracts and letters of intent to acquire the proposed acquisitions are subject to various closing conditions, including the satisfactory completion of our due diligence investigation regarding the properties to be acquired, and there can be no assurance as to when, or if, any or all of the proposed acquisitions will be consummated. Likewise, there can be no assurance that the acquisitions we are currently negotiating will result in contracts and/or will be consummated.
As of March 31, 2006, we also had approximately $4.2 million in pending acquisitions under outstanding notifications and notifications we anticipate receiving under our formulated price contracts. Pursuant to our formulated price contracts, we acquire, or assume leasehold interests in, the surplus bank branches of financial institutions at a formulated price established by independent appraisals. We were still in due diligence periods and had not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate acquiring, based on the appraisals we have received for similar properties. The acquisition of these properties will be principally financed with cash available from operations and proceeds from dispositions, including the proceeds received in April 2006 from the sale of five properties to Resnick Development Corp., discussed above.
In May and June 2006, we anticipate receiving proceeds from selling non-core properties of approximately $13.0 million, net of principal payments on related debt. These dispositions include properties we anticipate acquiring and selling soon after acquisition. We cannot assure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.
As of March 31, 2006, we had 14 formulated price contracts with banking institutions, including contracts with three of the six largest depositary institutions in the United States. Unless terminated, our formulated price contracts automatically renew on an annual basis. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms, or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.
Under a long-term triple-net lease agreement with one of our tenants, we have agreed to allow the tenant to obtain leasehold financing once the tenant is able to obtain certain regulatory approval to conduct its business. The previously vacant property that the tenant leases is presently securitized along with other properties included in our Bank of America, N.A. portfolio acquired in June 2003. The tenant’s financing arrangements, will require us to pay approximately $8.3 million to release this property from the securitization, including loan defeasance costs to be recorded as interest expense. We expect this release to occur in May or June 2006.
On June 30, 2006, the short-term bridge facility initially received in anticipation of completing a pooled securitization financing, secured by Bank of Oklahoma Plaza, One Citizens Plaza and One Colonial Plaza, will expire at which time this $90.0 million facility must be renewed or repaid. We anticipate that the pooled securitization financing will be completed before the short-term bridge facility expires, however we cannot assure you that the timing will not be delayed by unforeseen circumstances and that we will be able to renew or raise the necessary funds to meet our obligations. Wachovia Corporation subsidiaries are both the underwriter on the short-term bridge facility and will be the issuers’ agent of the pooled securitization financing. The portion of the short-term bridge facility secured by Bank of Oklahoma Plaza and One Citizens Plaza includes approximately $16.2 million of recourse to our Operating Partnership. We anticipate that the pooled securitization financing will refinance Bank of Oklahoma Plaza, One Citizens Plaza and One Colonial Plaza as well as a multitude of other assets. After debt payments and defeasance costs, we anticipate receiving net proceeds from the pooled securitization financing in the range of approximately $20 million to $40 million.
There is a balloon payment of $19.0 million due in June 2006 related to the mortgage note payable secured by One Montgomery Street in San Francisco, California. We intend to include this property in the pooled securitization financing, discussed above.
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
Our properties are encumbered by mortgages and other financing agreements aggregating approximately $3,332.2 million in outstanding principal, excluding unamortized premiums and discounts, as of March 31, 2006, with an average remaining term of 11.0 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.7%. As of March 31, 2006, our ratio of total debt (mortgage notes payable, senior convertible notes and credit facilities) to total assets, both net of cash and cash equivalents, was 71.2%. To the extent that sufficient net proceeds from asset dispositions become available, the Company may retire up to $100 million of debt or repurchase up to $100 million of common stock or a combination of both. In such event, a concomitant adjustment to this ratio may occur.
Our total debt balance at March 31, 2006 includes $231.4 million of outstanding principal which was paid in April 2006 when we sold five 100% leased properties to Resnick Development Corp. Our total debt balance also includes the 100% consolidated interests of two buildings in which there are minority interest holders, including State Street Financial Center, which is encumbered by a mortgage and mezzanine loan aggregating $548.6 million at March 31, 2006, of which the minority interest holder’s share is 30%, or $164.6 million, and 801 Market Street, which is encumbered by a $42.4 million mortgage at March 31, 2006, of which the minority interest holder’s share is 11%, or $4.7 million.

During the nine months ended December 31, 2006, we are required to pay $199.5 million in debt service, which includes $109.0 million we expect to refinance from a pooled securitization in the second quarter of 2006, $50.0 million of mezzanine debt we intend to prepay in October 2006 and $40.5 million of contractual debt amortization. The table below summarizes the properties financed and the principal payments required as of March 31, 2006 for the remainder of 2006 and the following calendar years (dollars in millions):

		Balance at	Coupon
	Number of	March 31,	Interest	Remaining
Property/Borrowing	Properties	2006 (1)	Rate (1)	2006	2007	2008	2009	2010	2011	Thereafter
State Street Financial Center, Boston, MA	1	$498.6	5.79%	$8.6	$12.2	$12.9	$13.7	$14.6	$15.5	$421.1
Convertible Senior Notes	—	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	147	391.1	5.47%	7.0	9.9	10.4	11.1	11.7	12.4	328.6
Bank of America, N.A. acquired in Oct. 2004	204	282.0	5.96%	3.8	5.3	5.7	6.1	6.5	6.9	247.7
Secured Credit Facility (2)	222	230.0	6.32%	0.0	230.0	0.0	0.0	0.0	0.0	0.0
Wachovia Bank, N.A.	127	194.6	6.40%	2.0	2.8	3.0	3.2	3.4	180.2	0.0
777 San Marin Drive, Novato, CA	1	189.1	5.55%	2.0	2.9	3.0	3.2	3.4	3.6	171.0
Dana Commercial Credit	13	180.0	5.61%	0.0	0.0	0.0	0.0	0.0	0.0	180.0
215 Fremont Street, San Francisco, CA	1	130.6	5.98%	2.1	3.2	3.4	3.6	3.8	4.0	110.5
101 Independence Center, Charlotte, NC	1	78.6	5.53%	0.9	1.2	1.3	1.3	1.4	1.5	71.0
Koll Development Company, LLC	3	66.2	6.35%	0.6	0.8	0.9	0.9	1.0	1.1	60.9
Bank of America Plaza, St. Louis, MO	1	59.7	4.55%	1.5	2.2	2.3	53.7	0.0	0.0	0.0
Pitney Bowes-Bank of America	73	58.3	5.33%	3.3	2.9	2.0	1.6	1.8	1.7	45.0
One Citizens Plaza, Providence RI (3)	1	51.3	6.12%	51.3	0.0	0.0	0.0	0.0	0.0	0.0
123 S. Broad Street, Unit 2, Philadelphia, PA	1	50.8	8.43%	0.4	50.4	0.0	0.0	0.0	0.0	0.0
State Street Financial Center Mezzanine (4)	—	50.0	6.40%	50.0	0.0	0.0	0.0	0.0	0.0	0.0
Pitney Bowes — Wachovia	41	43.4	4.07%	3.6	4.4	4.9	5.3	25.2	0.0	0.0
801 Market Street, Philadelphia, PA	1	42.4	6.17%	0.4	0.6	0.6	0.7	0.7	0.8	38.6
Three Beaver Valley, Wilmington, DE	1	41.9	5.06%	0.5	0.7	0.7	0.8	0.8	0.8	37.6
123 S. Broad Street, Unit 1, Philadelphia, PA	1	35.0	8.43%	0.3	0.4	0.4	0.5	33.4	0.0	0.0
Pitney Bowes — Wachovia	23	25.1	5.50%	0.7	0.9	1.0	1.0	1.1	1.2	19.2
One Colonial Place, Glen Allen, VA (3)	1	21.3	6.12%	21.3	0.0	0.0	0.0	0.0	0.0	0.0
One Montgomery Street, San Francisco, CA	1	19.0	8.30%	19.0	0.0	0.0	0.0	0.0	0.0	0.0
201 Robert S. Kerr Avenue, Oklahoma City, OK (3)	1	17.4	6.12%	17.4	0.0	0.0	0.0	0.0	0.0	0.0
6900 Westcliff Drive. Las Vegas, NV	1	16.8	5.41%	0.2	0.2	0.3	0.3	0.3	0.3	15.2
2200 Benson Street, Sioux Falls, SD	1	15.6	6.55%	0.2	0.3	0.3	0.4	0.4	0.4	13.6
610 Old York Road, Jenkintown, PA	1	14.8	8.29%	0.1	0.2	0.2	0.2	14.1	0.0	0.0
177 Meeting Street, Charleston, SC	1	9.6	7.44%	0.1	0.2	0.2	0.2	0.2	8.7	0.0
1965 East Sixth Street, Cleveland, OH	1	6.4	5.31%	0.1	0.1	0.1	0.1	0.1	0.1	5.8
50 W. Market Street, West Chester, PA	1	3.5	6.75%	0.0	3.5	0.0	0.0	0.0	0.0	0.0
4 Pope Avenue, Hilton Head, SC	1	3.2	5.89%	0.1	0.1	0.1	0.1	0.1	0.2	2.5
200 Reid Street, Palatka, FL	1	3.2	5.81%	0.1	0.1	0.1	0.1	0.1	0.1	2.6
Debt between $1.0 million and $3.0 million (5)	23	33.8	5.95%	0.7	1.1	1.1	1.2	2.4	1.3	26.0
Debt less than $1.0 million (6)	31	19.0	6.29%	1.2	0.7	1.3	2.1	0.7	1.2	11.8

	928	$3,332.3	5.70%	$199.5	$337.3	$56.2	$111.4	$127.2	$242.0	$2,258.7

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	Borrowings bear interest at LIBOR plus 1.75%

(3)	Debt is floating based on LIBOR plus 1.40%.

(4)	Debt is floating based on LIBOR plus 1.83% through October 2006, when we intend to prepay without penalty. If not prepaid, it converts to a fixed rate of 9.75% through maturity in July 2013.

(5)	Includes one variable-rate loan totaling $1.1 million, which bears interest at LIBOR plus 2.00%.

(6)	Includes seven variable-rate loans totaling $4.1 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.
Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured credit facility, limitations on our total indebtedness and our total secured indebtedness. As of March 31, 2006 and December 31, 2005, we were in compliance with all of these covenants.

Contractual Obligations
The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of March 31, 2006 (amounts in thousands):

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total(1)
Mortgage notes payable — fixed-rate	$75,045	$160,788	$246,968	$2,024,344	$2,507,145
Mortgage notes payable — variable-rate	140,158	470	1,033	3,362	145,023
Convertible senior notes	—	—	—	450,000	450,000
Credit facilities	—	230,017	—	—	230,017
Operating and capital leases	18,075	36,075	34,995	194,442	283,587
Purchase obligations(2)	7,488	97	93	—	7,678

	$240,766	$427,447	$283,089	$2,672,148	$3,623,450

(1)	Excludes unamortized debt premium and discounts.

(2)	Includes approximately $3.0 million for property located in Texas, which we acquired in April 2006 and $4.7 million related to notifications outstanding and notifications we anticipate receiving under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.
As of March 31, 2006, we had $59.7 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $30.2 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee paid to us by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America, N.A. portfolio we acquired in October 2004, we posted a $20.0 million letter of credit as collateral. This letter of credit may be reduced when certain conditions are met, including various leasing and maintenance requirements. We are in the process of reducing this letter of credit by approximately $0.6 million. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service. In addition, the Company has $0.7 million in surety bonds outstanding as of March 31, 2006 issued to utility companies in lieu of a cash security deposit to establish service.
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
Since inception, dividends and Operating Partnership unit distributions have exceeded the minimum amounts required to satisfy the IRC distribution requirements. As such, any distribution amount in excess of our taxable income is designated as a return of capital. The dividend distribution policy is set by our board of trustees annually and reviewed quarterly. Our current dividend payment rate is expected to continue throughout 2006. Payments made in excess of our taxable income are at the discretion of the board of trustees.
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
As of March 31, 2006, our debt included fixed-rate debt, including debt secured by assets held for sale, with a carrying value of approximately $2,957.1 million and a fair value of approximately $2,833.0 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $212.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $237.6 million.
As of March 31, 2006, our debt included variable-rate mortgage notes payable with a carrying value of $375.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $2.8 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assumes no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of March 31, 2006, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
(b) Change in Internal Control over Financial Reporting
In response to the material weakness described in our Form 10-K for the year ended December 31, 2005, the Company has taken, the following remedial measures, including the following:
•	Design of a revised control process over accounting for income taxes, which includes additional management oversight and review of the tax accounting treatment of property dispositions.

•	Initiate a quarter end review by outside tax accountants, who are not our external auditors, of quarterly tax entries and activities.
No other changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
STATE STREET CORPORATION
HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS
As of March 31, 2006 and December 31, 2005
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
Financial information as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 has been derived from the financial information of Bank of America Corporation and Subsidiaries and State Street Corporation furnished to the Securities and Exchange Commission on their respective Current Reports on Form 8-K.
Financial information as of December 31, 2005 and for the years ended December 31, 2005, 2004, and 2003 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Annual Reports on Form 10-K for the year ended December 31, 2005.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31	December 31
(Dollars in millions)	2006	2005
Assets
Cash and cash equivalents	$32,575	$36,999
Time deposits placed and other short-term investments	11,157	12,800
Federal funds sold and securities purchased under agreements to resell	137,081	149,785
Trading account assets	117,181	131,707
Derivative assets	23,291	23,712
Securities:
Available-for-sale	237,987	221,556
Held-to-maturity, at cost	86	47

Total securities	238,073	221,603

Loans and leases	619,525	573,791
Allowance for loan and lease losses	(9,067)	(8,045)

Loans and leases, net of allowance	610,458	565,746

Premises and equipment, net	9,267	7,786
Mortgage servicing rights ($2,925 measured at fair value at March 31, 2006)	3,070	2,806
Goodwill	66,271	45,354
Core deposit intangibles and other intangibles	10,681	3,194
Other assets	115,975	90,311

Total assets	$1,375,080	$1,291,803

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$179,358	$179,571
Interest-bearing	415,769	384,155
Deposits in foreign offices:
Noninterest-bearing	6,874	7,165
Interest-bearing	80,448	63,779

Total deposits	682,449	634,670

Federal funds purchased and securities sold under agreements to repurchase	236,919	240,655
Trading account liabilities	51,100	50,890
Derivative liabilities	15,541	15,000
Commercial paper and other short-term borrowings	99,389	116,269
Accrued expenses and other liabilities (includes $396 and $395 of reserve for unfunded lending commitments)	37,078	31,938
Long-term debt	123,178	100,848

Total liabilities	1,245,654	1,190,270

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding - 4,581,317,964 and 3,999,688,491 shares	68,705	41,693
Retained earnings	70,204	67,552
Accumulated other comprehensive income (loss)	(8,981)	(7,556)
Other	(773)	(427)

Total shareholders’ equity	129,426	101,533

Total liabilities and shareholders’ equity	$1,375,080	$1,291,803

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share information; shares in thousands)	Three Months Ended
	March 31,
	2006	2005
Interest income
Interest and fees on loans and leases	$11,127	$8,080
Interest and dividends on securities	3,014	2,533
Federal funds sold and securities purchased under agreements to resell	1,709	904
Trading account assets	1,548	1,182
Other interest income	727	437

Total interest income	18,125	13,136

Interest expense
Deposits	3,007	2,182
Short-term borrowings	4,309	1,988
Trading account liabilities	517	427
Long-term debt	1,516	1,033

Total interest expense	9,349	5,630

Net interest income	8,776	7,506

Noninterest income
Service charges	1,901	1,777
Investment and brokerage services	1,103	1,013
Mortgage banking income	137	221
Investment banking income	501	366
Equity investment gains	660	399
Card income	3,436	1,289
Trading account profits	1,074	685
Other income	89	282

Total noninterest income	8,901	6,032

Total revenue	17,677	13,538
Provision for credit losses	1,270	580
Gains on sales of debt securities	14	659
Noninterest expense
Personnel	4,813	3,701
Occupancy	701	636
Equipment	344	297
Marketing	575	337
Professional fees	218	177
Amortization of intangibles	440	208
Data processing	410	364
Telecommunications	220	206
Other general operating	1,105	1,019
Merger and restructuring charges	98	112

Total noninterest expense	8,924	7,057

Income before income taxes	7,497	6,560
Income tax expense	2,511	2,167

Net income	$4,986	$4,393

Net income available to common shareholders	$4,981	$4,388

Per common share information
Earnings	$1.08	$1.09

Diluted earnings	$1.07	$1.07

Dividends paid	$0.50	$0.45

Average common shares issued and outstanding	4,609,481	4,032,550

Average diluted common shares issued and outstanding	4,666,405	4,099,062

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
		2004	2003
	2005	(Restated)	(Restated)
(Dollars in millions, except per share information)
Interest income
Interest and fees on loans and leases	$34,843	$28,051	$21,381
Interest and dividends on securities	10,937	7,256	3,071
Federal funds sold and securities purchased under agreements to resell	5,012	1,940	1,266
Trading account assets	5,743	4,016	3,947
Other interest income	2,091	1,690	1,507

Total interest income	58,626	42,953	31,172

Interest expense Deposits	9,492	5,921	4,562
Short-term borrowings	11,615	4,072	1,871
Trading account liabilities	2,364	1,317	1,286
Long-term debt	4,418	3,683	2,948

Total interest expense	27,889	14,993	10,667

Net interest income	30,737	27,960	20,505

Noninterest income
Service charges	7,704	6,989	5,618
Investment and brokerage services	4,184	3,614	2,371
Mortgage banking income	805	414	1,922
Investment banking income	1,856	1,886	1,736
Equity investment gains	2,040	863	215
Card income	5,753	4,592	3,052
Trading account profits	1,812	869	408
Other income	1,200	1,778	2,007

Total noninterest income	25,354	21,005	17,329

Total revenue	56,091	48,965	37,834
Provision for credit losses	4,014	2,769	2,839
Gains on sales of debt securities	1,084	1,724	941

Noninterest expense
Personnel	15,054	13,435	10,446
Occupancy	2,588	2,379	2,006
Equipment	1,199	1,214	1,052
Marketing	1,255	1,349	985
Professional fees	930	836	844
Amortization of intangibles	809	664	217
Data processing	1,487	1,330	1,104
Telecommunications	827	730	571
Other general operating	4,120	4,457	2,930
Merger and restructuring charges	412	618	—

Total noninterest expense	28,681	27,012	20,155

Income before income taxes	24,480	20,908	15,781
Income tax expense	8,015	6,961	5,019

Net income	$16,465	$13,947	$10,762

Net income available to common shareholders	$16,447	$13,931	$10,758

Per common share information
Earnings	$4.10	$3.71	$3.62

Diluted earnings	$4.04	$3.64	$3.55

Dividends paid	$1.90	$1.70	$1.44

Average common shares issued and outstanding (in thousands)	4,008,688	3,758,507	2,973,407

Average diluted common shares issued and outstanding (in thousands)	4,068,140	3,823,943	3,030,356

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	March 31,	December 31,
(Dollars in millions)	2006	2005
	(Unaudited)
Assets:
Cash and due from banks	$3,405	$2,684
Interest-bearing deposits with banks	10,473	11,275
Securities purchased under resale agreements	11,058	8,679
Trading account assets	1,120	764
Investment securities available for sale (including securities pledged of $23,337 and $26,573)	55,395	54,979
Investment securities held to maturity (fair value of $4,452 and $4,815)	4,575	4,891
Loans and leases (net of allowance of $18 and $18)	8,941	6,464
Premises and equipment	1,553	1,453
Accrued income receivable	1,323	1,364
Goodwill	1,340	1,337
Other intangible assets	447	459
Other assets	4,526	3,619

Total assets	$104,156	$97,968

Liabilities:
Deposits:
Noninterest-bearing	$10,837	$9,402
Interest-bearing—U.S.	2,339	2,379
Interest-bearing—Non-U.S.	48,623	47,865

Total deposits	61,799	59,646
Securities sold under repurchase agreements	21,195	20,895
Federal funds purchased	3,631	1,204
Other short-term borrowings	1,560	1,219
Accrued taxes and other expenses	2,501	2,632
Other liabilities	4,440	3,346
Long-term debt	2,617	2,659

Total liabilities	97,743	91,601
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares, issued 337,126,000 and 337,126,000 shares	337	337
Surplus	238	266
Retained earnings	6,418	6,189
Accumulated other comprehensive loss	(350)	(231)
Treasury stock, at cost (4,645,000 and 3,501,000 shares)	(230)	(194)

Total shareholders’ equity	6,413	6,367

Total liabilities and shareholders’ equity	$104,156	$97,968

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,
(Dollars in millions, except per share information)	2006	2005
Fee Revenue:
Servicing fees	$657	$599
Management fees	220	177
Trading services	230	167
Securities finance	81	70
Processing fees and other	72	84

Total fee revenue	1,260	1,097
Net Interest Revenue:
Interest revenue	961	603
Interest expense	695	391

Net interest revenue	266	212
Provision for loan losses	—	—

Net interest revenue after provision for loan losses	266	212
Loss on sales of available-for-sale investment securities, net	(3)	(1)

Total revenue	1,523	1,308
Operating Expenses:
Salaries and employee benefits	635	524
Information systems and communications	132	126
Transaction processing services	120	108
Occupancy	93	92
Other	116	116

Total operating expenses	1,096	966

Income from continuing operations before income tax expense	427	342
Income tax expense from continuing operations	145	116

Income from continuing operations	282	226
Income from discontinued operations before income tax expense	16	—
Income tax expense from discontinued operations	6	—

Income from discontinued operations	10	—

Net income	$292	$226

Earnings Per Share From Continuing Operations:
Basic	$.85	$.68
Diluted	.84	.67
Income Per Share From Discontinued Operations:
Basic	$.03	$—
Diluted	.03	—
Earnings Per Share:
Basic	$.88	$.68
Diluted	.87	.67
Average Shares Outstanding (in thousands):
Basic	332,761	331,563
Diluted	337,117	334,653
Cash Dividends Declared Per Share	$.19	$.17

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions, except per share data or where otherwise indicated)

Years Ended December 31,	2005	2004	2003
Fee Revenue:
Servicing fees	$2,474	$2,263	$1,950
Management fees	751	623	533
Trading services	694	595	529
Securities finance	330	259	245
Processing fees and other	302	308	299

Total fee revenue	4,551	4,048	3,556
Net Interest Revenue:
Interest revenue	2,930	1,787	1,539
Interest expense	2,023	928	729

Net interest revenue	907	859	810
Provision for loan losses	—	(18)	—

Net interest revenue after provision for loan losses	907	877	810
(Losses) gains on sales of available-for-sale investment securities, net	(1)	26	23
Gain on sale of Private Asset Management business, net of exit and other associated costs	16	—	285
Gain on sale of Corporate Trust business	—	—	60

Total revenue	5,473	4,951	4,734
Operating Expenses:
Salaries and employee benefits	2,231	1,957	1,731
Information systems and communications	486	527	551
Transaction processing services	449	398	314
Occupancy	391	363	300
Merger, integration and divestiture costs	—	62	110
Restructuring costs	—	21	296
Other	484	431	320

Total operating expenses	4,041	3,759	3,622

Income from continuing operations before income tax expense	1,432	1,192	1,112
Income tax expense from continuing operations	487	394	390

Income from continuing operations	945	798	722
Loss from discontinued operations	(165)	—	—
Income tax benefit from discontinued operations	(58)	—	—

Net loss from discontinued operations	(107)	—	—

Net income	$838	$798	$722

Earnings Per Share From Continuing Operations:
Basic	$2.86	$2.38	$2.18
Diluted	2.82	2.35	2.15
Loss Per Share From Discontinued Operations:
Basic	$(.33)	$—	$—
Diluted	(.32)	—	—
Earnings Per Share:
Basic	$2.53	$2.38	$2.18
Diluted	2.50	2.35	2.15
Average Shares Outstanding (in thousands):
Basic	330,361	334,606	331,692
Diluted	334,636	339,605	335,326

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Exhibit	Herewith
10.1†	Non-Employee Trustee Compensation Summary Plan Description				X
31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X
32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: May 10, 2006	/s/ NICHOLAS S. SCHORSCH

Nicholas S. Schorsch
Vice Chairman of the Board of Trustees, President and
Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NETTINA

David J. Nettina
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Exhibit	Herewith
10.1†	Non-Employee Trustee Compensation Summary Plan Description				X
31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X
32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement