Form 10-Q
period 2006-06-30
AMERICAN FINANCIAL REALTY TRUST
filed 2006-08-09
CIK 1193558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 9, 2006, 129,588,366 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST

2 of 59

PART I – FINANCIAL INFORMATION
  Item 1. Financial Statements
AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Unaudited and in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
Assets:
Real estate investments, at cost:
Land	$473,870	$475,457
Land held for development	18,930	24,563
Buildings and improvements	2,658,484	2,645,618
Equipment and fixtures	400,768	401,661
Leasehold interests	9,283	9,579
Investment in joint venture	19,876	—

Total real estate investments, at cost	3,581,211	3,556,878
Less accumulated depreciation	(324,688)	(260,852)

Total real estate investments, net	3,256,523	3,296,026
Cash and cash equivalents	82,707	110,245
Restricted cash	83,309	73,535
Marketable investments and accrued interest	3,676	3,353
Pledged government securities, net	7,349	—
Tenant and other receivables, net	61,392	51,435
Prepaid expenses and other assets	40,977	37,789
Assets held for sale	103,651	341,338
Intangible assets, net of accumulated amortization of $82,480 and $64,369	612,658	642,467
Deferred costs, net of accumulated amortization of $18,163 and $13,179	72,127	67,388

Total assets	$4,324,369	$4,623,576

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$2,377,605	$2,467,596
Credit facilities	223,713	171,265
Convertible notes, net	446,239	446,134
Accounts payable	4,979	4,350
Accrued interest expense	18,803	19,484
Accrued expenses and other liabilities	67,524	55,938
Dividends and distributions payable	35,876	35,693
Below-market lease liabilities, net of accumulated amortization of $10,040 and $8,912	61,966	67,613
Deferred revenue	191,632	150,771
Liabilities related to assets held for sale	10,731	243,665

Total liabilities	3,439,068	3,662,509

Minority interest	48,425	53,224
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 129,511,868 and 128,712,181 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	130	129
Capital contributed in excess of par	1,378,797	1,371,648
Accumulated deficit	(537,193)	(457,313)
Accumulated other comprehensive loss	(4,858)	(6,621)

Total shareholders’ equity	836,876	907,843

Total liabilities and shareholders’ equity	$4,324,369	$4,623,576

See accompanying notes to consolidated financial statements.

3 of 59

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$91,664	$77,480	$182,243	$149,183
Operating expense reimbursements	48,489	41,249	94,995	82,398
Interest and other income, net	1,507	1,806	2,538	2,379
Equity income from joint venture	19	—	19	—

Total revenues	141,679	120,535	279,795	233,960

Expenses:
Property operating expenses	72,927	59,513	142,455	117,752
Marketing, general and administrative	7,370	5,607	13,722	11,200
Broken deal costs	124	192	132	940
Amortization of deferred equity compensation	2,765	2,788	5,322	5,550
Severance and related accelerated amortization of deferred compensation	282	4,503	282	4,503
Interest expense on mortgages and other debt	46,569	35,501	91,753	68,272
Depreciation and amortization	44,632	37,697	90,047	72,605

Total expenses	174,669	145,801	343,713	280,822

Loss before net loss on investments, gain on sale of properties in continuing operations, minority interest and discontinued operations	(32,990)	(25,266)	(63,918)	(46,862)
Net loss on investments	—	(530)	—	(530)
Net gain on disposal of properties in continuing operations	349	122	807	122

Loss from continuing operations before minority interest	(32,641)	(25,674)	(63,111)	(47,270)
Minority interest	1,735	1,275	2,879	2,503

Loss from continuing operations	(30,906)	(24,399)	(60,232)	(44,767)

Discontinued operations:
Loss from operations, net of minority interest of $147, $64, $151 and $187 for the three and six months ended June 30, 2006 and 2005, respectively	(5,663)	(2,442)	(5,821)	(7,072)
Yield maintenance fees, net of minority interest of $296, $3, $352 and $3 for the three and six months ended June 30, 2006 and 2005, respectively	(11,412)	(120)	(13,553)	(120)
Net gains on disposals, net of minority interest of $1,595, $48, $1,808 and $123 for the three and six months ended June 30, 2006 and 2005, respectively	61,438	1,810	69,655	4,667

Income (loss) from discontinued operations	44,363	(752)	50,281	(2,525)

Net income (loss)	$13,457	$(25,151)	$(9,951)	$(47,292)

Basic and diluted income (loss) per share:
From continuing operations	$(0.24)	$(0.21)	$(0.47)	$(0.40)
From discontinued operations	0.34	—	0.39	(0.02)

Total basic and diluted income (loss) per share	$0.10	$(0.21)	$(0.08)	$(0.42)

See accompanying notes to consolidated financial statements.

4 of 59

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,951)	$(47,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	71,396	64,621
Minority interest	(1,574)	(2,570)
Amortization of leasehold interests and intangible assets, net	19,576	17,703
Amortization of above- and below-market leases	632	(621)
Amortization of deferred financing costs	7,455	3,457
Amortization of deferred compensation	5,322	8,579
Non-cash compensation charge	242	221
Impairment charges	3,392	1,145
Equity income from joint venture	(19)	—
Net gain on sales of properties and lease terminations	(74,164)	(5,262)
Leasing costs	(9,863)	(4,676)
Payments received from tenants for lease terminations	391	448
Net loss on sales of investments	—	530
Decrease (increase) in operating assets:
Tenant and other receivables, net	(10,164)	(14,969)
Prepaid expenses and other assets	(1,797)	1,806
Increase (decrease) in operating liabilities:
Accounts payable	471	(2,780)
Accrued expenses and other liabilities	4,202	(8,566)
Deferred revenue	39,684	50,094

Net cash provided by operating activities	45,231	61,868

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(111,583)	(332,561)
Investment in joint venture	(19,856)	—
Capital expenditures and leasehold costs	(19,941)	(17,958)
Proceeds from sales of real estate and non-real estate assets	438,584	58,578
Sales of marketable investments	39	20,786
Purchases of marketable investments	(111)	(764)

Net cash provided by (used) in investing activities	287,132	(271,919)

Cash flows from financing activities:
Repayments of mortgages and credit facilities	(328,916)	(380,225)
Increase in restricted cash	(16,943)	(20,533)
Proceeds from mortgages and credit facilities	59,334	454,500
Refunds (payments) for deferred financing costs, net	(1,940)	862
Proceeds from common share issuances, net	1,150	244,172
Redemption of Operating Partnership units	—	(4,404)
Contributions by limited partners	—	353
Dividends and distributions	(72,586)	(61,429)

Net cash provided by (used in) financing activities	(359,901)	233,296

Increase (decrease) in cash and cash equivalents	(27,538)	23,245
Cash and cash equivalents, beginning of period	110,245	110,607

Cash and cash equivalents, end of period	$82,707	$133,852

Supplemental cash flow and non-cash information:
Cash paid for interest	$106,507	$74,105

Cash paid for income taxes	$71	$24

Liabilities assumed in the acquisition of real estate	$1,895	$62,454

See accompanying notes to consolidated financial statements.

5 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(1) The Company
American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.
The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 97.5% interest in the Operating Partnership as of June 30, 2006. There were 3,361,758 Operating Partnership units outstanding as of June 30, 2006.
The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A., or their respective affiliates, represented the following percentages of total rental income for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Bank of America, N.A.	29.2%	33.0%	28.9%	34.1%
State Street Corporation	17.8%	19.6%	17.4%	20.2%
Wachovia Bank, N.A.	11.5%	15.3%	12.1%	15.8%
No other tenant represented more than 10% of rental income for the periods presented.

6 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
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
We account for the investment in a joint venture using the equity method of accounting. The Company has evaluated its investment in the joint venture and has concluded that it is not a variable interest entity as defined by FIN 46R. The Company does not control the joint venture, since all major decisions of the partnership, such as the sale, refinancing, expansion or rehabilitation of the property, require the approval of all partners and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each partner. This investment was recorded initially at the Company’s cost and subsequently adjusted for the Company’s share of net equity in income and will be adjusted for cash contributions and distributions.

7 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
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

8 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range from two to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

9 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
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
Intangible assets consist of the following:

	June 30,	December 31,
	2006	2005
Intangible assets:
In-place leases, net of accumulated amortization of $47,628 and $38,037	$281,429	$315,685
Customer relationships, net of accumulated amortization of $24,801 and $20,647	320,270	342,656
Above-market leases, net of accumulated amortization of $11,112 and $8,868	17,193	19,355
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $1,061 and $3,183	(6,934)	(35,929)

Total intangible assets	$612,658	$642,467

Intangible liabilities:
Below-market leases, net of accumulated amortization of $11,334 and $8,969	$66,192	$67,790
Amounts related to liabilities held for sale, net of accumulated amortization of $1,294 and $57	(4,226)	(177)

Total intangible liabilities	$61,966	$67,613

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

10 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(i) Comprehensive Income (Loss)
Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. Since February 2003, the Company has been entering into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. Unrealized gains and losses on derivatives are amortized into interest expense in the consolidated statements of operations over the life of the underlying debt. Comprehensive income (loss), net of minority interest, was income of $14,959 and loss of $25,479 for the three months ended June 30, 2006 and 2005, respectively, and losses of $8,188 and $47,375 for the six months ended June 30, 2006 and 2005, respectively.
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
Other income includes fees paid by tenants to terminate their leases, which are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. In the event of early termination, the unrecoverable net book values of the assets or liabilities related to the terminated tenant are recognized as depreciation and amortization expense in the period of termination.
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
In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. It is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this Interpretation, but does not believe it will have a material effect on its financial position or results of operations.

11 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(3) Acquisitions and Dispositions
During the six months ended June 30, 2006 and 2005, the Company acquired 79 and 178 properties and leasehold interests, respectively. In addition, the Company purchased three parcels of land designated as land held for development during the six months ended June 30, 2006. The following table presents the allocation of the net assets acquired and liabilities assumed during the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
Real estate investments, at cost:
Land	$15,705	$39,887
Land held for development	1,833	—
Buildings	75,682	239,986
Equipment and fixtures	12,365	38,165
Initial tenant improvements	1,649	29,493

	107,234	347,531

Intangibles and other assets:
In-place leases	4,921	49,342
Customer relationships	—	29,023
Above-market lease assets	518	2,577
Other assets	75	—

	5,514	80,942

Total assets	112,748	428,473

Leasehold interests, net	(409)	(524)
Below-market lease liabilities	(796)	(12,626)
Mortgage notes assumed, at fair value	—	(62,355)
Other liabilities assumed	(1,893)	(99)

Cash paid	$109,650	$352,869

The following table presents information regarding property and leasehold interests acquired during six months ended June 30, 2006:

		Number of	Purchase
Seller / Property Name	Date of Acquisition	Buildings (1)	Price (2)
Washington Mutual Bank	February 2006	1	$1,733
National City	March 2006	16	33,427
Hinsdale	March 2006	1	5,383
Dripping Springs – Franklin Bank	April 2006	1	3,025
Meadowmont – Wachovia Securities	May 2006	2	3,443
Western Sierra	June 2006	8	14,135
Bank of America Formulated Price Contracts	Various	17	4,491
Wachovia Bank Formulated Price Contracts	Various	33	44,013

		79	$109,650

(1)	Includes the assumption of leasehold interests and excludes land parcels.

(2)	Includes all acquisition costs, the value of acquired intangible assets and assumed liabilities and cash paid for land parcels.

12 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table presents information regarding property dispositions completed during the six months ended June 30, 2006:

Number of	Sale
Buildings and Land	Proceeds,
Parcels (1)	Net	Gain (2)
75	$438,457	$72,270

(1)	Includes the sale of six parcels of land.

(2)	Net of tax accrual of 1,553.
(4) Indebtedness
The Company had several types of financings in place as of June 30, 2006 and December 31, 2005 (totaling $3,047,867 and $3,318,684, respectively), which included mortgage notes payable, a secured credit facility, convertible senior notes and an unsecured credit facility. The weighted average effective interest rate on these borrowings, excluding yield maintenance charges, was 6.48% and 5.42% for the three months ended June 30, 2006 and 2005, respectively, and 6.18% and 5.35% for the six months ended June 30, 2006 and 2005, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $2,881,864 and $3,289,984 as of June 30, 2006 and December 31, 2005, respectively.
The Company’s secured and unsecured financing agreements contain various financial and non-financial covenants that are customarily found in these types of agreements. As of June 30, 2006 and December 31, 2005, no event of default conditions existed under any of the Company’s secured or unsecured financings.
The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of June 30, 2006, the Company was out of debt service coverage compliance under one of its mortgage note financings, although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement.
The Company’s secured credit facility permits the lender to require partial repayment of a property advance if such advance remains outstanding for more than 12 months, and full repayment if such advance remains outstanding for more than 18 months. In addition, the facility agreement permits the lender to require mandatory repayments to the extent necessary to reduce outstanding facility advances to current market levels following adverse changes in commercial loan underwriting conditions.
The Company’s unsecured credit facility contains customary financial covenants, including a minimum debt service coverage ratio for the Company of 1.2 to 1.0. This facility also includes maximum levels of i) indebtedness as a percentage of the Company’s total assets of 70%, ii) secured recourse debt as a percentage of the Company’s total assets of 5%, iii) investment in any non-wholly owned entity as a percentage of the Company’s total assets of 20% and iv) investment in any mortgages, notes, accounts receivable, or notes receivable as a percentage of the Company’s total assets of 15%.

13 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(a) Mortgage notes payable
The following is a summary of mortgage notes payable as of June 30, 2006 and December 31, 2005:

	Encumbered Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	682	$2,231,216	(1)(2)	4.1% to 8.8%	Jan. 2007 to July 2024
Variable-rate mortgages	11	144,959	(3)	6.6% to 7.1%	July 2006 to Nov. 2023

Total mortgage notes payable	693	2,376,175

Unamortized debt premiums and discounts		1,740
Mortgage notes payable related to assets held for sale	1	(310)

Balance, June 30, 2006		$2,377,605

Fixed-rate mortgages	699	$2,553,118	(1)	4.1% to 8.8%	May 2006 to June 2024
Variable-rate mortgages	11	145,087	(3)	5.7% to 6.3%	June 2006 to Nov. 2023

Total mortgage notes payable	710	2,698,205

Unamortized debt premiums and discounts		3,080
Mortgage notes payable related to assets held for sale	5	(233,689)

Balance, December 31, 2005		$2,467,596

(1)	Includes $153,379 and $155,126 of debt at June 30, 2006 and December 31, 2005, respectively, that relates to the proportionate share of the 30% minority interest holder in State Street Financial Center and the 11% minority interest holder in 801 Market Street.

(2)	Includes $7,520 of debt, that is collateralized by $7,349 of pledged government securities, net of discounts.

(3)	Includes $15,000 of debt, that relates to the proportionate share of the 30% minority interest holder in State Street Financial Center.
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
As of June 30, 2006, the Company had $223,713 of advances outstanding under this facility, secured by 221 properties, with an interest rate of LIBOR plus 1.75% (6.92% at June 30, 2006). As of December 31, 2005, the Company had $171,265 of advances outstanding under this facility, secured by 184 properties, with an interest rate of LIBOR plus 1.75% (6.11% at December 31, 2005).

14 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
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
The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. As of June 30, 2006 and December 31, 2005, the conversion price per share was $17.68 and $17.74, respectively. On June 19, 2006, the Company declared a dividend of $0.27, which resulted in an adjustment to the conversion price per share to $17.65 on July 1, 2006.
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

15 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(d) Unsecured Credit Facility
The Company maintains a $60,000 unsecured credit facility for general corporate purposes, established in September 2004. This facility bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.0%. If the Company designates the advance as a Base Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1.0%, or (ii) the Federal Funds Rate plus 1.5%. In May 2006, the Company executed an extension of this facility for a period of one year, beginning on September 30, 2006. The borrowing spread of this renewal will reduce the current spread on Eurodollar Rate Loans from LIBOR plus 2.0% to LIBOR plus 1.7% and increase the letter of credit fee face amount from 0.8% to 1.7%. These changes will become effective at the start of the one year renewal period on September 30, 2006.
The unsecured credit facility maintains a $60,000 sub-limit for letters of credit. In June 2006, the facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As a result, at June 30, 2006, the Company had $62,853 of letters of credit outstanding consisting of $59,801 of unsecured letters of credit and $3,052 of cash collateralized letters of credit. There were no advances under this facility as of June 30, 2006. At December 31, 2005, the Company had $56,353 of unsecured letters of credit outstanding and no advances under this facility. These letters of credit are primarily used to secure payments under leasehold interests and are issued to utility companies in lieu of a cash security deposits to establish service.
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
During the three months ended June 30, 2006 and 2005, the Company reclassified approximately $1,538 and $423 of accumulated other comprehensive income (loss) to interest expense, respectively. During the six months ended June 30, 2006 and 2005, the Company reclassified approximately $1,816 and $836 of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $875 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.
(6) Shareholders’ Equity
On June 19, 2006, the Company declared a dividend to shareholders and a distribution to Operating Partnership unitholders. The Company paid a dividend of $0.27 per common share, totaling $34,968, on July 21, 2006 to shareholders of record as of July 1, 2006. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $908.
On March 29, 2006, the Company declared a dividend to shareholders and a distribution to Operating Partnership unitholders. The Company paid a dividend of $0.27 per common share, totaling $34,961, on April 21, 2006 to shareholders of record as of April 8, 2006. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $921.

16 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(7) Stock-based Compensation
The Company established the 2002 Equity Incentive Plan (Incentive Plan) that authorized the issuance of options to purchase up to 3,125,000 common shares and up to 1,500,000 restricted shares. The Incentive Plan was amended in 2003 to allow for the issuance of an aggregate of 11,375,000 common shares and common share equivalents. The terms and conditions of the option awards are determined by the board of trustees. Options are granted at the fair market value of the shares on the date of grant. Options vest at the rate of 33.33% per year for trustees and 25% on the first anniversary of the date of issuance and 6.25% at the end of each quarter thereafter for employees. The options vest and are exercisable over periods determined by the Company, but in no event later than 10 years from the grant date.
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, the Company did not recognize compensation expense in the statement of operations for options granted for the periods prior to the adoption of SFAS 123R. As required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS 123 had been applied.
The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS No. 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company will recognize compensation cost for the portion of options for which the requisite service has not been rendered (unvested) that are outstanding as of December 31, 2005, on a straightline basis over the remaining service period. The compensation cost the Company records for these options will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.
Amortization of deferred equity compensation, which represents stock-based employee compensation costs, was $2,765 for the three months ended June 30, 2006, including $2,742 and $23 associated with restricted stock grants and option grants, respectively. Amortization of deferred equity compensation was $5,322 for the six months ended June 30, 2006, including $5,276 and $46 associated with restricted stock grants and option grants, respectively. Amortization of deferred equity compensation was $2,788 and $5,550 for the three and six months ended June 30, 2005, solely related to restricted stock grants, respectively.
The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all share-based employee compensation and recognized compensation costs in its financial statements during the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss	$(25,151)	$(47,292)
Add: Total share-based employee compensation expense included in net loss	5,814	8,579
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	6,228	9,471

Pro forma net loss	$(25,565)	$(48,184)

Basic and diluted loss per share—as reported	$(0.21)	$(0.42)

Basic and diluted loss per share—pro forma	$(0.21)	$(0.42)

17 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table summarizes option activity for the Company for the six months ended June 30, 2006:

		Weighted
	Number of	Average	Aggregate	Grant Price Range
	Shares Issuable	Exercise	Exercise
	Upon Exercise	Price	Price	From	To
Balance, December 31, 2005	2,033,156	$10.40	$21,144	$10.00	$14.98
Options exercised	(115,000)	10.00	(1,150)	10.00	10.00
Options cancelled	(23,673)	14.93	(354)	10.00	14.98

Balance, June 30, 2006	1,894,483	$10.37	$19,640	$10.00	$14.98

The following table summarizes stock options outstanding as of June 30, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number of	Average
	Number of Shares	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$10.00 to $11.65	1,696,921	6.2 years	$10.07	1,639,764	$9.73
$12.10 to $14.98	197,562	6.9 years	$12.92	169,687	$11.20
The weighted average fair value of each option granted ranges from $0.19 to $0.33 and was estimated on the grant date using the Black-Scholes options pricing model using the following assumptions:

Expected life (in years)	5
Risk-free interest rate	3.25% to 4.21%
Volatility	10.00%
Dividend yield	7.50%
These assumptions, determined upon issuance of such stock options, were utilized in the calculation of the compensation expense noted above. This expense is the result of vesting of previously granted stock awards. No stock options were granted for the three and six months ended June 30, 2006 and 2005.
Options outstanding and options exercisable at June 30, 2006 had no intrinsic value. Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $9.68 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $0 and $835 for the three months ended June 30, 2006 and 2005, respectively and $235 and $836 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Company had approximately $11 of unrecognized compensation costs related to options outstanding. The Company expects to recognize these costs over a weighted average period of 1 year.
During the six months ended June 30, 2006, the Company issued 563,314 restricted common shares to employees, executive officers and board trustees. These grants, valued at $6,700, are amortized to expense, generally over a four-year service period. During the six months ended June 30, 2006, 460,518 restricted stock grants vested, with an aggregate fair value of $5,149 on the vesting date. As of June 30, 2006, the Company had approximately $13,215 of unrecognized compensation costs related to total issued and outstanding restricted stock grants. The Company expects to recognize these costs over a weighted average period of 2.7 years.

18 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table summarizes restricted stock grant activity for the six months ended June 30, 2006:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
	Grants Outstanding	Fair Value
Balance, December 31, 2005	1,009,205	$15.16
Granted	563,314	11.89
Vested	(460,518)	14.48
Forfeited	(52,790)	13.75

Balance, June 30, 2006	1,059,211	$13.79

The Company adopted the 2006 Long-Term Incentive Plan (LTIP) effective January 1, 2006, which succeeds the 2003 Outperformance Plan. The LTIP is a long-term, performance-based plan, using the growth in funds from operations (FFO), as defined by the National Association of Real Estate Investment Trusts, after adding back impairments recognized on properties. Under the LTIP, an aggregate of 4,800,000 common shares may be issued to senior executives under our 2002 Equity Incentive Plan. As of June 30, 2006, 3,216,000 target units were allocated to LTIP participants.
Upon the achievement of certain FFO thresholds, as defined under the LTIP, and upon the occurrence of certain other events as more fully set forth in the LTIP, target units are earned and converted into restricted shares, subject to certain vesting criteria. Vested restricted shares are not transferred to the participant until the end of the LTIP, or December 31, 2012. The Company makes certain estimates as it relates to the probability of reaching the required FFO thresholds and records an accrual based on this assessment. As of June 30, 2006, no accrual was recorded.
(8) Net Income (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2006 and 2005:

	Basic and Diluted		Basic and Diluted
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Loss from continuing operations	$(30,906)	$(24,399)	$(60,232)	$(44,767)
Less: Dividends on unvested restricted share awards	(286)	(375)	(629)	(814)

Loss from continuing operations	$(31,192)	$(24,774)	$(60,861)	$(45,581)

Income (loss) from discontinued operations	$44,363	$(752)	$50,281	$(2,525)

Total weighted average common shares outstanding	128,276,759	119,779,660	128,109,419	114,803,657

Loss per share from continuing operations	$(0.24)	$(0.21)	$(0.47)	$(0.40)

Income (loss) per share from discontinued operations	$0.34	$—	$0.39	$(.02)

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is dilutive. The Company uses income (loss) from continuing operations to determine whether common share equivalents are dilutive or antidilutive. Therefore, since common share equivalents are antidilutive to continuing operations per share, common share equivalents are not used to compute discontinued operations or net income (loss) per share amounts, even though common share equivalents would be dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Share options	71,653	665,832	192,604	660,242
Unvested restricted shares	41,710	260,542	155,608	514,238
Operating Partnership units	3,371,648	3,387,757	3,394,623	3,498,653

Total shares excluded from diluted loss per share	3,485,011	4,314,131	3,742,835	4,673,133

19 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(9) Discontinued Operations and Assets Held for Sale
In accordance with SFAS No. 144, the Company separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, in accordance with SFAS No. 144, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. Properties classified as held for sale as of June 30, 2006 are classified as such in the consolidated statement of operations for all periods presented for purposes of comparability.
During the three months and six months ended June 30, 2006, the Company sold 41 and 65 properties, in separate transactions, for net sales proceeds of $364,642 and $430,153, respectively. The sales transactions resulted in a net gain of $61,438 and $69,655 after minority interest of $1,595 and $1,808, for the three and six months ended June 30, 2006, respectively, which was reported in discontinued operations. The Company generally disposes of properties within its taxable REIT subsidiary. An income tax provision of $1,553 was recorded for both the three and six months ended June 30, 2006. The five 100% leased properties that were sold to Research Development Corp. that resulted in a net gain of $56,868 were not sold through the Company’s taxable REIT subsidiary.
During the three and six months ended June 30, 2005, the Company sold 12 and 18 properties, in separate transactions, and 11 and 48 properties in bulk transactions, for net sales proceeds of $25,269 and $58,620, respectively. The sales transactions resulted in a net gain of $1,809 and $4,667, after minority interest of $48 and $123 for the three and six months ended June 30, 2005, respectively. An income tax provision was not required for the three and six months ended June 30, 2005.
In accordance with the provisions of SFAS No. 144, the Company had classified 63 and 52 properties as held for sale as of June 30, 2006 and December 31, 2005, respectively. The following table summarizes information for these properties:

	June 30, 2006	December 31, 2005
Assets held for sale:
Real estate investments, at cost:
Land	$14,426	$45,694
Buildings	67,402	234,195
Equipment and fixtures	11,686	37,693

Total real estate investments, at cost	93,514	317,582
Less accumulated depreciation	(4,960)	(22,004)

	88,554	295,578
Intangible assets, net	6,934	35,929
Other assets, net	8,163	9,831

Total assets held for sale	103,651	341,338

Liabilities related to assets held for sale:
Mortgage notes payable	310	233,689
Accrued expenses	4,000	6,320
Below-market lease liabilities, net	4,226	177
Deferred revenue	2,007	3,459
Tenant security deposits	188	20

Total liabilities related to assets held for sale	10,731	243,665

Net assets held for sale	$92,920	$97,673

20 of 59

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following operating results of the properties held for sale as of June 30, 2006 and the properties sold during the three and six months ended June 30, 2006 and 2005 are included in discontinued operations for all periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating results:
Revenues	$6,156	$13,915	$18,918	$28,717
Property operating expenses	6,594	7,723	15,013	17,620
Impairment loss	1,160	97	1,365	1,039
Interest expense	3,758	3,856	7,452	7,648
Depreciation and amortization	454	4,745	1,060	9,669

Loss from operations before minority interest	(5,810)	(2,506)	(5,972)	(7,259)
Minority interest	147	64	151	187

Loss from operations, net	(5,663)	(2,442)	(5,821)	(7,072)

Yield maintenance fees	(11,708)	(123)	(13,905)	(123)
Minority interest	296	3	352	3

Yield maintenance fees, net	(11,412)	(120)	(13,553)	(120)

Gain on disposals, net of income taxes	63,033	1,858	71,463	4,790
Minority interest	(1,595)	(48)	(1,808)	(123)

Gain on disposals, net	61,438	1,810	69,655	4,667

Income (loss) from discontinued operations	$44,363	$(752)	$50,281	$(2,525)

Discontinued operations have not been segregated in the consolidated statements of cash flows.

21 of 59

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
The following discussion includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, reflecting information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. These forward-looking statements are subject to risks and uncertainties. Statements regarding the following subjects are forward-looking by their nature:
•	our business strategy;

•	our projected operating results;

•	our ability to identify and complete additional property acquisitions;

•	our ability to profitably dispose of non-core assets;

•	our ability to complete and finance pending property acquisitions, including those under our formulated price contracts, and the estimated timing of the closings of such acquisitions;

•	our ability to obtain future financing;

•	our ability to lease-up assumed leasehold interests above the leasehold liability obligation;

•	our ability to execute our repositioning strategy;

•	estimates relating to our future dividends;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	the impact of technology on our products, operations and business.
     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:
•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to execute our repositioning strategy and other changes in our business plan;

•	availability, terms and deployment of capital;

•	our ability to successfully complete our information system implementation currently in progress;

•	availability of qualified personnel;

22 of 59

•	our ability to maintain an adequate, effective control environment;

•	our ability to accurately project future financial performance;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005, which was filed on March 16, 2006.
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
On June 1, 2006, during our annual meeting of shareholders, our Chairman of the board of trustees made opening remarks which included comments regarding shareholder value. Those remarks referred to a wide range of potential actions to address shareholder value, including acquisitions, asset dispositions and alternatives relating to our operating portfolio and financial and capital structure. The Company continues to evaluate a number of financial, strategic and organizational alternatives, one or more of which may result in a significant corporate transaction. This evaluation is ongoing and as such no conclusive action has been decided upon.
During this period we are maintaining our focus on our key business strategies. These strategies include: external growth through new and existing customer relationships through the acquisition of core assets; internal growth through improvement of our property net operating income and earnings before interest, depreciation and amortization (EBITDA) and reduction of high constant debt. These strategies will be achieved through: acquisition of both vacant and fully leased branch bank properties, the disposition of non-core assets, operating, marketing, general and administrative expense control and revenue growth through new leasing activity. During this period our investors and customers can expect that we will be focused on strengthening our business for the long term, which includes supporting the needs of our existing customers as well as looking to establish new customer relationships.
As of June 30, 2006 we owned or held leasehold interests in 1,142 properties located in 38 states and Washington, D.C., including 669 bank branches, 448 office buildings and 25 land parcels containing an aggregate of approximately 35.2 million rentable square feet.

23 of 59

Acquisitions
During the three months ended June 30, 2006, we acquired interests in 12 properties, containing an aggregate of approximately 80,000 square feet, for a total net purchase price of $20.8 million. The most significant acquisition included the purchase of eight properties from Western Sierra Bank for a net purchase price of $14.1 million.
Dispositions
During the three months ended June 30, 2006, the Company generated $114.8 million of net proceeds from the disposition of 48 properties comprising approximately 2.1 million square feet. This includes the sale to Resnick Development Corp. in April 2006 of five 100% leased properties, including 215 Fremont Street, 123 South Broad Street Unit 1 and the three properties 100% leased by Citicorp North America, Inc., which generated net proceeds of $66.2 million.
Financings
Dispositions during the three months ended June 30, 2006 resulted in the elimination of $243.5 million of mortgage notes payable. This includes the defeasance associated with the sale to Resnick Development Corp. in April 2006 of five 100% leased properties, which eliminated $231.4 million of mortgage notes payable. During the three months ended June 30, 2006, we decreased advances under our secured credit facility by $6.3 million and paid the $19.0 million mortgage note payable secured by One Montgomery in San Francisco, California, which had reached maturity.
Portfolio Review
Summarized in the table below are our key portfolio statistics. During the three months ended June 30, 2006, occupancy increased as a result of net leasing activity, while other portfolio statistics decreased due to the recapture of approximately 101,000 square feet of scheduled short-term space occupied by bank tenants. Over the upcoming periods, we expect that our occupancy will increase through the lease-up of core properties to non-financial tenants and the disposal of non-core properties, which will decrease other ratios.

	June 30,	March 31,
	2006	2006
Occupancy	86.2%	85.9%
% base revenue from financial institutions	84.8%	85.6%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	81.5%	82.9%
% base revenue from net leases (1)	81.6%	83.2%
Average remaining lease term (years)	12.8	13.1

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.
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

24 of 59

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
Based on the occurrence of certain events or changes in circumstances, we review the recoverability of the property’s carrying value. Such events or changes in circumstances include the following:
•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•	a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.
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

25 of 59

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

26 of 59

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
In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. It is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of this Interpretation, but we do not believe it will have a material effect on our financial position or results of operations.

27 of 59

Results of Operations
Comparison of the Three Months Ended June 30, 2006 and 2005
The following comparison of our results of operations for the three months ended June 30, 2006 to the three months ended June 30, 2005, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at April 1, 2005 and still owned by us at June 30, 2006, excluding assets held for sale at June 30, 2006; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from April 1, 2005 through June 30, 2006; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Acquisitions include One Montgomery Street, 801 Market Street, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio, Household, Fireman’s Fund, One Citizen Plaza, One Colonial Plaza, National City portfolio, Dripping Springs, Western Sierra portfolio and properties acquired under our formulated price contracts.

Amounts in thousands:					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues:
Rental income	$73,169	$74,409	$18,841	$3,289	$(346)	$(218)	$91,664	$77,480
Operating expense reimbursements	45,342	40,942	3,210	307	(63)	—	48,489	41,249
Interest and other income	334	636	55	15	1,118	1,155	1,507	1,806

Total revenues	118,845	115,987	22,106	3,611	709	937	141,660	120,535
Property operating expenses	66,202	59,374	8,952	1,815	(2,227)	(1,676)	72,927	59,513

Net operating income	52,643	56,613	13,154	1,796	2,936	2,613	68,733	61,022

Marketing, general and administrative	—	—	—	—	7,370	5,607	7,370	5,607
Broken deal costs	—	—	—	—	124	192	124	192
Amortization of deferred equity compensation	—	—	—	—	2,765	2,788	2,765	2,788
Severance	—	—	—	—	282	4,503	282	4,503

Earnings before interest, depreciation and amortization	52,643	56,613	13,154	1,796	(7,605)	(10,477)	58,192	47,932
Depreciation and amortization	34,842	36,116	8,838	1,327	952	254	44,632	37,697

Operating income	$17,801	$20,497	$4,316	$469	$(8,557)	$(10,731)	13,560	10,235

Interest expense							(46,569)	(35,501)
Net loss on investments							—	(530)
Gain on sale of properties in continuing operations							349	122
Equity income from joint venture							19	—
Minority interest							1,735	1,275

Loss from continuing operations							(30,906)	(24,399)

Discontinued operations, net							(5,663)	(2,442)
Yield maintenance fees, net							(11,412)	(120)
Net gains on disposals							61,438	1,810

Income (loss) from discontinued operations							44,363	(752)

Net income (loss)							$13,457	$(25,151)

Rental Revenue
Rental income increased $14.2 million, or 18.3%, to $91.7 million for the three months ended June 30, 2006 from $77.5 million for the three months ended June 30, 2005. This increase is primarily related to the rental revenue for the three months ended June 30, 2006 including a full quarter of results for Acquisitions purchased in 2005 and a partial period of results for Acquisitions purchased in 2006.
Same Store rental income decreased $1.2 million, or 1.6%, to $73.2 million for the three months ended June 30, 2006 from $74.4 million for the three months ended June 30, 2005. This decrease primarily relates to $1.0 million of accelerated amortization of a below-market liability recorded during the three months ended June 30, 2005. This accelerated amortization was associated with an early lease termination by a non-bank third party tenant, initiated by the tenant due to its financial instability. This decrease also relates to scheduled lease terminations in our Dana Commercial Credit portfolio, 123 South Broad Street Unit II building in Philadelphia, PA as well as at Beaver Valley in Wilmington, DE. The tenant remaining in Beaver Valley began leasing 100% of the building on June 1, 2006 at the same rental rate as the expired tenant. These decreases are partially offset by lease-up of vacancy within certain properties, particularly Harborside in Jersey City, NJ, the Bank of America, N.A. portfolio acquired in

28 of 59

June 2003, the Wachovia Bank, N.A. portfolio, 101 Independence in Charlotte, NC, as well as parking revenue at Beaver Valley in Wilmington, DE.
Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements increased approximately $7.3 million, or 17.7%, to approximately $48.5 million for the three months ended June 30, 2006, from approximately $41.2 million for the three months ended June 30, 2005. Property operating expenses increased approximately $13.4 million, or 22.5%, to approximately $72.9 million for the three months ended June 30, 2006, from approximately $59.5 million for three months ended June 30, 2005. Both these increases are largely related to the effect of Acquisitions, which represents $2.9 million and $7.1 million of the increase in operating expense reimbursements and property operating expenses, respectively. Total operating expense reimbursements as a percentage of total property operating expenses (“reimbursement ratios”) decreased to 66.5% from 69.3%. This decrease is primarily due to Acquisitions, which had reimbursement ratios of 35.9% and 16.9% for the three months ended June 30, 2006 and 2005, respectively, as acquired properties have a reimbursement ratio lower than properties in the Same Store portfolio, based on the structure of the corresponding leases and overall occupancy.
Same Store operating expense reimbursements increased approximately $4.4 million, or 10.8%, to approximately $45.3 million for the three months ended June 30, 2006, from approximately $40.9 million for the three months ended June 30, 2005. Same Store property operating expenses increased approximately $6.8 million, or 11.5%, to approximately $66.2 million for the three months ended June 30, 2006, from approximately $59.4 million for the three months ended June 30, 2005. Property operating expenses increased as a result of leasehold impairments of $1.0 million recorded in connection with the execution of subleases at our Harborside, NJ leasehold location. These impairments were recorded in connection with comparing the net cash inflows we anticipate receiving from sub-tenants to the net cash outflows we will pay under our leasehold interest obligation. Excluding these impairments, Same Store reimbursement ratios increased to 69.5% from 69.0% for the three months ended June 30, 2006 and 2005, respectively. As described below, other dollar increases in operating expense reimbursements, property operating expenses and reimbursement ratios on the Same Store are primarily related to the portfolio of properties purchased from Bank of America, N.A. in June 2003 and October 2004 and the Dana Commercial Credit portfolio.
Property operating expenses in the Bank of America, N.A. portfolios purchased in June 2003 and October 2004 increased primarily as a result of higher repairs and maintenance, utility and real estate tax expenses, during the three months ended June 30, 2006. Higher property operating expenses resulted in higher operating expense reimbursements based on the tenants’ pro rata share. Furthermore, as a result of lease-up of vacancy within certain properties and reimbursements from non-bank tenants, reimbursement ratios increased for the three months ended June 30, 2006, compared to the same period in 2005, in the Bank of America, N.A. portfolio purchased in June 2003. However, operating expense reimbursements as a percentage of operating expenses decreased for the three months ended June 30, 2006, compared to the same period in 2005, in the Bank of America, N.A. portfolio purchased in October 2004, due to an increase in non-billable professional fees.
During the three months ended June 30, 2005, we finalized the reconciliation of 2004 operating expenses and recorded actual expenses which were lower than our previous estimates on the properties self-managed by Bank of America in the Dana Commercial Credit portfolio. This reduced property operating expenses for the three months ended June 30, 2005, compared to the same period this year. This resulted in a decrease in operating expense reimbursements and reimbursement ratios, which also decreased as a result of a non-bank scheduled lease expiration.
These increases are partially offset by the decrease in operating expense reimbursements and operating expenses at State Street Financial Center. The tenant’s lease of State Street Financial Center provides within base rent the reimbursement of operating expenses on the building up to a specified limit, over which reimbursement from the tenant is required. The lease also allows the tenant the option to self-manage certain building operations, which the tenant elected to do in February 2006. This change resulted in a decrease in property operating expenses for which we are responsible for paying directly, resulting in a direct corresponding decrease in operating expense reimbursements.

29 of 59

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased $1.8 million, or 32.1%, to $7.4 million for three months ended June 30, 2006, from $5.6 million for the three months ended June 30, 2005. This increase was primarily attributable to increased personnel costs, including recruiting fees, associated with increased staffing levels, professional fees related in part to strategic initiatives we are pursuing, closing the London office and office related expenses. These increases were partially offset by a decrease in insurance and travel costs. Marketing, general and administrative expenses as a percentage of total revenues increased to 5.2% for three months ended June 30, 2006, from 4.7% for the three months ended June 30, 2005.
Broken Deal Costs
Broken deal costs, which relate to withdrawing from potential transactions, were $0.1 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. Our policy is to capitalize, as deferred costs, external expenses associated with potential acquisitions. However, when we make the decision not to pursue transactions that do not meet our investment criteria, the previously capitalized costs are immediately expensed as broken deal costs in our consolidated statement of operations.
Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation was $2.8 million for both the three months ended June 30, 2006 and 2005.
Severance and Related Accelerated Amortization of Deferred Compensation
During the three months ended June 30, 2006, we recorded estimated severance charges related to the separation of one senior officer. During the three months ended June 30, 2005, we incurred severance charges related to the separation of two senior officers. These severance charges included the amortization of deferred compensation associated with the acceleration of vesting and additional issuance of restricted stock awards, as applicable.
Depreciation and Amortization Expense
Depreciation and amortization expense increased approximately $6.9 million, or 18.3%, to $44.6 million for the three months ended June 30, 2006, from $37.7 million for the three months ended June 30, 2005. This increase is primarily related to the timing of acquisitions due to depreciation and amortization expense for the three months ended June 30, 2006 including a full quarter of results for Acquisitions purchased in 2005 and a partial period of results for Acquisitions purchased in 2006.
The $1.3 million decrease in Same Store depreciation and amortization expense primarily relates to the accelerated amortization of intangibles and leasehold improvements recorded during the three months ended June 30, 2005 related to an early lease termination by a non-bank third party tenant, initiated by the tenant due to its financial instability and also related to scheduled lease terminations in our 123 South Broad Street Unit II building in Philadelphia, PA and Beaver Valley in Wilmington, DE. These decreases were partially offset by increased depreciation and amortization expense due to additional capital and tenant improvements across various portfolios.
The increase in depreciation and amortization expense during the three months ended June 30, 2006 in Corporate is primarily attributable to leasehold improvements, office furniture and fixtures due to the expansion of our Corporate offices as well as hardware and software associated with our new information system.
Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt increased approximately $11.1 million, or 31.3%, to $46.6 million for the three months ended June 30, 2006, from $35.5 million for the three months ended June 30, 2005. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:
New Borrowings. During the period from April 1, 2005 to June 30, 2006, we received proceeds of $358.3 million under new mortgages, secured by properties acquired during the period, which increased interest expense by $4.7 million.
Secured Credit Facility. Interest expense on our secured credit facility increased by $4.2 million. This increase is attributable to an increase in average advances to $225.8 million during the three months ended June 30, 2006 from $6.4 million during the three months ended June 30, 2005, as well as an increase in the weighted average effective

30 of 59

interest rate, excluding the amortization of deferred financing costs, to 6.8% during the three months ended June 30, 2006, from 2.1% during the three months ended June 30, 2005.
Refinancing. In December 2005, we completed the refinancing of the mortgage debt of approximately $161.3 million on our Dana Commercial Credit portfolio to a non-amortizing mortgage of $180.0 million. The interest rate increased from 4.04% to 5.61% as a result of this refinancing, which also extended the term by approximately seven years. The increase of both principal and interest rate resulted in additional interest expense of $0.7 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.
Variable to Fixed Changes in Interest Rates. The mortgage secured by properties acquired from Wachovia Bank, N.A. in September 2004, reset from a variable rate of LIBOR plus 1.5% (4.27% in March 2005) to the contractual fixed rate of 6.4% in May 2005. The mortgage secured by properties in the Bank of America, N.A. portfolio purchased in October 2004 reset from a variable rate of LIBOR plus 0.02% (3.11% in June 2005) to the contractual fixed rate of 5.96% in June 2005. Interest expense related to the Wachovia Bank, N.A. portfolio and Bank of America, N.A. portfolio purchased in October 2004 increased $1.4 million in the three months ended June 30, 2006 compared to the same period in 2005 as a net result of interest rates reverting from variable to fixed, partially offset by amortization and the early extinguishment of debt.
Debt Amortization and Extinguishment. These aforementioned increases in interest expense are partially offset by contractual debt amortization and the early extinguishment of debt of approximately $363.0 million due to the disposition of the underlying properties during the period from April 1, 2005 to June 30, 2006, including $231.4 million of debt extinguishment related to the sale of five 100% leased properties to Resnick Development Corp. in April 2006.
Net Loss on Investments
During the three months ended June 30, 2005, we recorded a net loss on investments of $0.5 million, primarily due to a loss incurred on the sale of certain marketable securities. We no longer hold a position in such securities and therefore no such loss was incurred during the three months ended June 30, 2006.
Gain on Sale of Land
We sold four parcels of land for a net gain of $0.3 million in the three months ended June 30, 2006 and one parcel of land for a net gain of $0.1 million during the three months ended June 30, 2005.
Minority Interest
Minority interest was $1.7 million and $1.3 million, during the three months ended June 30, 2006 and June 30, 2005, respectively. During the three months ended June 30, 2006, this amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our State Street Financial Center and 801 Market Street properties to third parties that own a minority interest in those properties. However, we acquired an 89% majority interest in 801 Market Street in April 2005; therefore, a portion of our allocations to minority interest were recorded on this property during the three months ended June 30, 2005. In addition, during the quarter ended June 30, 2006, the 801 Market Street property incurred an annual, contingent, incentive management fee expense, which is not estimable until earned. This expense was not incurred during the same period in 2005. On October 31, 2005, the Company acquired the remaining 11% limited partnership interest in the entity that owns 123 S. Broad Street in Philadelphia, PA. Therefore, allocations of minority interest on 123 South Broad occurred during the three months ended June 30, 2005, but did not occur during the three months ended June 30, 2006.
Discontinued Operations — Loss from Discontinued Operations.
Loss from discontinued operations increased $3.3 million to a loss of $5.7 million, net of minority interest, for the three months ended June 30, 2006, from a loss of $2.4 million, net of minority interest, for the three months ended June 30, 2005. Excluding impairment charges, the properties included in discontinued operations generated a net loss of $4.5 million during the three months ended June 30, 2006, compared to generating a loss of $2.3 million during the three months ended June 30, 2005. The decrease is also attributable to impairment charges which increased by $1.1 million to $1.2 million during the three months ended June 30, 2006 from $0.1 million during the three months ended June 30, 2005.

31 of 59

Discontinued Operations — Yield Maintenance Fees
During the three months ended June 30, 2006 and 2005, we sold 8 and 1 properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $11.4 million and $0.1 million, net of minority interest, respectively.
Discontinued Operations — Net Gains
During the three months ended June 30, 2006 and 2005, we sold 41 and 23 properties for a gain of $61.4 million and $1.8 million, net of minority interest and income tax expense, respectively. This includes the gain before defeasance costs of $56.9 million recorded in April 2006 related to the sale of five 100% leased properties to Resnick Development Corp.
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
Comparison of the Six Months Ended June 30, 2006 and 2005
The following comparison of our results of operations for the six months ended June 30, 2006 to the six months ended June 30, 2005, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2005 and still owned by us at June 30, 2006, excluding assets held for sale at June 30, 2006; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2005 through June 30, 2006; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Acquisitions include the National City Bank Building, Bank of America — West, One Montgomery Street, 801 Market Street, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio, Household, Fireman’s Fund, One Citizen Plaza, One Colonial Plaza, National City portfolio, Dripping Springs, Western Sierra portfolio and properties acquired under our formulated price contracts.

Amounts in thousands:					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues:
Rental income	$144,289	$144,521	$38,548	$5,064	$(594)	$(402)	$182,243	$149,183
Operating expense reimbursements	88,243	81,952	6,912	446	(160)	—	94,995	82,398
Interest and other income	892	805	82	15	1,564	1,559	2,538	2,379

Total revenues	233,424	227,278	45,542	5,525	810	1,157	279,776	233,960
Property operating expenses	129,032	118,979	18,491	2,579	(5,068)	(3,806)	142,455	117,752

Net operating income	104,392	108,299	27,051	2,946	5,878	4,963	137,321	116,208

Marketing, general and administrative	—	—	—	—	13,722	11,200	13,722	11,200
Broken deal costs	—	—	—	—	132	940	132	940
Amortization of deferred equity compensation	—	—	—	—	5,322	5,550	5,322	5,550
Severance	—	—	—	—	282	4,503	282	4,503

Earnings before interest, depreciation and amortization	104,392	108,299	27,051	2,946	(13,580)	(17,230)	117,863	94,015
Depreciation and amortization	69,879	69,918	18,435	2,230	1,733	457	90,047	72,605

Operating income	$34,513	$38,381	$8,616	$716	$(15,313)	$(17,687)	27,816	21,410

Interest expense							(91,753)	(68,272)
Net loss on investments							—	(530)
Gain on sale of properties in continuing operations							807	122
Equity income from joint venture							19	—
Minority interest							2,879	2,503

Loss from continuing operations							(60,232)	(44,767)

Discontinued operations, net							(5,821)	(7,072)
Yield maintenance fees, net							(13,553)	(120)
Net gains on disposals							69,655	4,667

Income (loss) from discontinued operations							50,281	(2,525)

Net loss							$(9,951)	$(47,292)

32 of 59

Rental Revenue
Rental income increased $33.0 million, or 22.1%, to $182.2 million for the six months ended June 30, 2006, from $149.2 million for the six months ended June 30, 2005. This increase is primarily related to the rental revenue for the six months ended June 30, 2006 including six months of results for Acquisitions purchased in 2005 and a partial period of results for Acquisitions purchased in 2006.
Same Store rental income decreased $0.2 million, or 0.1%, to $144.3 million for the six months ended June 30, 2006 from $144.5 million for the six months ended June 30, 2005. This decrease primarily relates to $1.0 million of accelerated amortization of a below-market lease liability recorded during the six months ended June 30, 2005. This accelerated amortization was associated with an early lease termination by a non-bank third party tenant, initiated by the tenant due to its financial instability. This decrease also relates to scheduled lease terminations in our Dana Commercial Credit portfolio, 123 South Broad Street Unit II building in Philadelphia, PA as well as at Beaver Valley in Wilmington, DE. The tenant remaining in Beaver Valley began leasing 100% of the building on June 1, 2006 at the same rental rate as the expired tenant. These decreases are partially offset by lease-up of vacancy within certain properties, particularly Harborside in Jersey City, NJ, the Bank of America, N.A. portfolios acquired in June 2003 and October 2004, the Wachovia Bank, N.A. portfolio, 101 Independence in Charlotte, NC, Bank of America Plaza in St. Louis, MO, as well as parking revenue at Beaver Valley in Wilmington, DE.
Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements increased approximately $12.6 million, or 15.3%, to approximately $95.0 million for the six months ended June 30, 2006, from approximately $82.4 million for the six months ended June 30, 2005. Property operating expenses increased approximately $24.7 million, or 21.0%, to approximately $142.5 million for the six months ended June 30, 2006, from approximately $117.8 million for six months ended June 30, 2005. Both these increases are largely related to the effect of Acquisitions which represents $6.5 million and $15.9 million of the increase in operating expense reimbursements and property operating expenses, respectively. Total operating expense reimbursements as a percentage of total property operating expenses (“reimbursement ratios”) decreased to 66.7% from 70.0%. This decrease is primarily due to Acquisitions, which had reimbursement ratios of 37.4% and 17.3% for the six months ended June 30, 2006 and 2005, respectively, as acquired properties have a lower recovery than properties in the Same Store portfolio, based on the structure of the corresponding leases and overall occupancy.
Same Store operating expense reimbursements increased approximately $6.2 million, or 7.6%, to approximately $88.2 million for the six months ended June 30, 2006, from approximately $82.0 million for the six months ended June 30, 2005. Same Store property operating expenses increased approximately $10.0 million, or 8.4%, to approximately $129.0 million for the six months ended June 30, 2006, from approximately $119.0 million for the six months ended June 30, 2005. Property operating expenses increased as a result of leasehold impairments of $1.8 million recorded in connection with the execution of subleases at our Harborside, NJ leasehold location. These impairments were recorded in connection with comparing the net cash inflows we anticipate receiving from sub-tenants to the net cash outflows we will pay under our leasehold interest obligation. Excluding these impairments, Same Store reimbursement ratios increased to 69.4% from 68.9% for the six months ended June 30, 2006 and 2005, respectively. As described below, the other dollar increases in operating expense reimbursements, property operating expenses and reimbursement ratios on the Same Store are related to the portfolio of properties purchased from Bank of America, N.A. in June 2003 and October 2004, the Wachovia Bank, N.A portfolio and the Dana Commercial Credit portfolio.
Property operating expenses in the Bank of America, N.A. portfolios purchased in June 2003 and October 2004 increased primarily as a result of higher repairs and maintenance, utility and real estate tax expenses, during the six months ended June 30, 2006. Higher property operating expenses resulted in higher operating expense reimbursements based on the tenants’ pro rata share. Furthermore, as a result of lease-up of vacancy within certain properties and reimbursements from non-bank tenants, reimbursement ratios increased for the six months ended June 30, 2006, compared to the same period in 2005, in the Bank of America, N.A. portfolio purchased in June 2003. However, operating expense reimbursements as a percentage of operating expenses decreased for the six months ended June 30, 2006, compared to the same period in 2005, in the Bank of America, N.A. portfolio purchased in October 2004, due to an increase in non-billable professional fees.

33 of 59

The Wachovia Bank, N.A. portfolio includes several properties 100% leased and self-managed by Wachovia Bank, N.A. Although Wachovia Bank, N.A. directly engages its vendors, we are responsible for directly paying the property operating expenses, for which the tenant provides full reimbursement. This funding process was not established until the second quarter of 2005. Wachovia Bank N.A. was paying its own bills directly and we were recording estimated property operating expenses and related reimbursements, which were not reconciled with Wachovia Bank N.A. until the second quarter of 2005. The resulting impact of this delay had no effect on net operating income as such amounts are paid approximately 100% by the tenant. The actual property operating expenses and the corresponding operating expense reimbursements during the six months ended June 30, 2006 were higher than the estimated operating expenses and the corresponding operating expense reimbursements recorded during the six months ended June 30, 2005.
During the six months ended June 30, 2005, we finalized the reconciliation of 2004 operating expenses and recorded actual expenses which were lower than our previous estimates on the properties self-managed by Bank of America in the Dana Commercial Credit portfolio. This reduced property operating expenses for the six months ended June 30, 2005, compared to the same period this year. This resulted in a decrease in operating expense reimbursements and reimbursement ratios, which also decreased as a result of a non-bank scheduled lease expiration.
These increases are partially offset by the decrease in operating expense reimbursements and operating expenses at State Street Financial Center. The tenant’s lease of State Street Financial Center provides within base rent the reimbursement of operating expenses on the building up to a specified limit, over which reimbursement from the tenant is required. The lease also allows the tenant the option to self-manage certain building operations, which the tenant elected to do in February 2006. This change resulted in a decrease in property operating expenses for which we are responsible for paying directly, resulting in a direct corresponding decrease in operating expense reimbursements.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased $2.5 million, or 22.3%, to $13.7 million for six months ended June 30, 2006, from $11.2 million for the six months ended June 30, 2005. This increase was primarily attributable to increased personnel costs, including recruiting fees, associated with increased staffing levels, professional fees related in part to strategic initiatives we are pursuing, closing the London office and office related expenses. These increases were partially offset by a decrease in insurance and travel costs. Marketing, general and administrative expenses as a percentage of total revenues increased to 4.9% for six months ended June 30, 2006, from 4.8% for the six months ended June 30, 2005.
Broken Deal Costs
Broken deal costs, which relate to withdrawing from potential transactions, were $0.1 million and $0.9 million for the six months ended June 30, 2006 and 2005, respectively. Our policy is to capitalize, as deferred costs, external expenses associated with potential acquisitions. However, when we make the decision not to pursue transactions that do not meet our investment criteria, the previously capitalized costs are immediately expensed as broken deal costs in our consolidated statement of operations.
Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation was $5.3 million and $5.6 million for the six months ended June 30, 2006 and 2005, respectively. This decrease was due to restricted stock grants issued in September 2002 to the board of trustees, which were amortized over a three year vesting period ending in September 2005 and the acceleration of restricted stock grants of two executives in connection with their separation agreements in the second quarter of 2005. Amortization expense related to these grants was recorded during the six months ended June 30, 2005.
Severance and Related Accelerated Amortization of Deferred Compensation
During the six months ended June 30, 2006, we recorded estimated severance charges related to the separation of one senior officer. During the six months ended June 30, 2005, we incurred severance charges related to the separation of two senior officers. These severance charges included the amortization of deferred compensation associated with the acceleration of vesting and additional issuance of restricted stock awards, as applicable.

34 of 59

Depreciation and Amortization Expense
Depreciation and amortization expense increased approximately $17.4 million, or 24.0%, to $90.0 million for the six months ended June 30, 2006, from $72.6 million for the six months ended June 30, 2005. This increase is primarily related to the timing of acquisitions due to depreciation and amortization expense for the six months ended June 30, 2006 including six months of expense for Acquisitions purchased in 2005 and a partial period of expense for Acquisitions purchased in 2006.
Same Store depreciation and amortization expense remained consistent at approximately $69.9 million for both the six months ended June 30, 2006 and 2005. However, depreciation and amortization decreased in the Bank of America, N.A. portfolio purchased in June 2003 due to the accelerated amortization of intangibles and leasehold improvements recorded during the six months ended June 30, 2005 related to an early lease termination by a non-bank third party tenant, initiated by the tenant due to its financial instability. Depreciation and amortization also decreased in our 123 South Broad Street Unit II building in Philadelphia, PA and Beaver Valley in Wilmington, DE. as a result of scheduled lease terminations. These decreases were offset by increased depreciation and amortization expense due to additional capital and tenant improvements across various portfolios.
The increase in depreciation and amortization expense, during the six months ended June 30, 2006, in Corporate is primarily attributable to leasehold improvements, office furniture and fixtures due to the expansion of our Corporate offices as well as hardware and software associated with our new information system.
Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt increased approximately $23.5 million, or 34.4%, to $91.8 million for the six months ended June 30, 2006, from $68.3 million for the six months ended June 30, 2005. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:
New Borrowings. During the period from January 1, 2005 to June 30, 2006, we received proceeds of $381.8 million under new mortgages, secured by properties acquired during the period, which increased interest expense by $10.4 million. In addition, in March 2005, we completed the $304.0 million long-term financing, secured by the Bank of America, N.A. portfolio purchased in October 2004. This financing bore interest at a floating rate equal to LIBOR plus 0.02% through June 14, 2005 (3.11% in June 2005), before resetting to the contractual fixed rate of 5.96% for the remainder of the loan term. The net effect of the loan and the higher interest rate was an increase to interest expense of $0.7 million.
Secured Credit Facility. Interest expense on our secured credit facility increased by $5.6 million. This increase is attributable to an increase in average advances to $203.2 million during the six months ended June 30, 2006 from $85.1 million during the six months ended June 30, 2005, as well as an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 6.7% during the six months ended June 30, 2006 from 3.3% during the six months ended June 30, 2005. In March 2005, we repaid the $270.0 million advance drawn in October 2004 to partially fund the acquisition of the Bank of America, N.A. portfolio. These funds were repaid in March 2005, when proceeds of $304.0 million from a long-term loan secured by the portfolio were received.
Refinancing. In December 2005, we completed the refinancing of the mortgage debt of approximately $161.3 million on our Dana Commercial Credit portfolio to a non-amortizing mortgage of $180.0 million. The interest rate increased from 4.04% to 5.61% as a result of this refinancing. The increase of both principal and interest rate resulted in additional interest expense of $1.4 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.
Variable to Fixed Changes in Interest Rates. The mortgage secured by properties acquired from Wachovia Bank, N.A. in September 2004, reset from a variable rate of LIBOR plus 1.5% (4.27% in March 2005) to the contractual fixed rate of 6.4% in May 2005. Interest expense related to the Wachovia Bank, N.A. portfolio increased $0.9 million in the six months ended June 30, 2006 compared to the same period in 2005, as a net result of interest rates reverting from variable to fixed, partially offset by amortization and the early extinguishment of debt.

35 of 59

Debt Amortization and Extinguishment. These aforementioned increases in interest expense are partially offset by contractual debt amortization and the early extinguishment of debt of approximately $402.5 million due to the disposition of the underlying properties during the period from January 1, 2005 to June 30, 2006, including $231.4 million of debt extinguishment related to the sale of five 100% leased properties to Resnick Development Corp. in April 2006.
Net Loss on Investments
During the six months ended June 30, 2005, we recorded a net loss on investments of $0.5 million, primarily due to a loss incurred on the sale of certain marketable securities. We no longer hold a position in such securities and therefore no such loss was incurred during the six months ended June 30, 2006.
Gain on Sale of Land
We sold six and one parcels of land for a net gain of $0.8 million and $0.1 million, during the six months ended June 30, 2006 and 2005, respectively.
Minority Interest
Minority interest was $2.9 million and $2.5 million, during the six months ended June 30, 2006 and June 30, 2005, respectively. During the six months ended June 30, 2006, this amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our State Street Financial Center and 801 Market Street properties to third parties that own a minority interest in those properties. However, we acquired an 89% majority interest in 801 Market Street in April 2005; therefore, a portion of our allocations to minority interest were recorded on this property during the six months ended June 30, 2005. In addition, during the six months ended June 30, 2006, the 801 Market Street property incurred an annual, contingent, incentive management fee expense, which is not estimable until earned. This expense was not incurred during the same period in 2005. On October 31, 2005, the Company acquired the remaining 11% limited partnership interest in the entity that owns 123 S. Broad Street in Philadelphia, PA. Therefore, allocations of minority interest on 123 South Broad occurred during the six months ended June 30, 2005, but did not occur during the six months ended June 30, 2006.
Discontinued Operations — Loss from Discontinued Operations.
Loss from discontinued operations decreased $1.3 million to a loss of $5.8 million, net of minority interest, for the six months ended June 30, 2006, from a loss of $7.1 million, net of minority interest, for the six months ended June 30, 2005. Excluding impairment charges, the properties included in discontinued operations generated $4.4 million of net loss during the six months ended June 30, 2006, compared to generating a loss of $6.1 million during the six months ended June 30, 2005, primarily due to depreciation and amortization. Depreciation and amortization on a property ceases subsequent to being reclassified as held for sale. A majority of the properties sold or held for sale at June 30, 2006, such as the five 100% leased properties sold to Resnick Development Corp. in April 2006, were not held for sale at June 30, 2005 and depreciation and amortization expense was incurred on these properties during the six months ended June 30, 2005, but not during the same period in 2006. The decrease is partially offset by the $0.4 million increase in impairment charges, to $1.4 million during the six months ended June 30, 2006 from $1.0 million during the six months ended June 30, 2005.
Discontinued Operations — Yield Maintenance Fees
During the six months ended June 30, 2006 and 2005, we sold 12 and one properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $13.6 million and $0.1 million, net of minority interest, respectively.
Discontinued Operations — Net Gains
During the six months ended June 30, 2006 and 2005, we sold 65 and 66 properties for a gain of $69.7 million and $4.7 million, net of minority interest and income tax expense, respectively. This includes the gain before defeasance costs of $56.9 million recorded in April 2006 related to the sale of five 100% leased properties to Resnick Development Corp.
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

36 of 59

Cash Flows for the Six Months Ended June 30, 2006
During the six months ended June 30, 2006, net cash provided by operating activities was approximately $45.2 million. The level of cash flows provided by operating activities is affected by the timing of interest payments. It is also affected by the receipt of scheduled rent payments particularly in the Bank of America, N.A. portfolio purchased in October 2004 due to higher rental revenue in the initial 12 month period and the timing of the payment of operating expenses. The increase in deferred revenue is due to the receipt of approximately $40.4 million from the Bank of America N.A. in January 2006 under the terms of a lease that we assumed in the acquisition of Dana Commercial Credit portfolio. We also received $6.1 million of standby subtenant fees from Charles Schwab & Co., Inc. during the six months ended June 30, 2006. The quarterly prepayment received from Charles Schwab & Co., Inc increased from $2.4 million to $3.1 million in 2006 compared to 2005, and the final quarterly installment of prepaid sublease management fees of $0.6 million was paid on December 31, 2005. These changes were partially offset by the increase in prepaid expenses and other assets as result of the prepayment of interest expense associated with the refinancing of the debt on the Dana Commercial Credit portfolio and various real estate taxes.
Net cash provided by investing activities was approximately $287.1 million. Investing activities consisted primarily of payments for acquisitions and an investment in a joint venture, net of cash acquired and deposits paid in previous periods, of approximately $131.5 million. Such acquisitions consisted of 16 properties acquired from National City Bank, eight properties from Western Sierra and various properties under our formulated price contracts. Additionally, we spent approximately $19.9 million related to capital expenditures. These payments were partially offset by proceeds from sales of real estate of approximately $438.6 million, including proceeds from the sale of five 100% leased properties to Resnick Development Corp.
Net cash used in financing activities was approximately $359.9 million. Financing activities consisted primarily of (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $72.6 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $328.9 million, (iii) approximately $16.9 million related to an increase in restricted cash, and (iv) approximately $1.9 million paid for deferred financing costs. These outflows were partially offset by proceeds from our secured credit facility of approximately $59.3 million, to fund a portion of the purchase price of the properties acquired during the six months ended June 30, 2006, and approximately $1.2 million related to the exercise of stock options by a former executive officer.
Cash Flows for the Six Months Ended June 30, 2005
During the six months ended June 30, 2005, net cash provided by operating activities was approximately $61.9 million. The level of cash flows provided by operating activities is affected by the timing of interest payments. It is also affected by the receipt of scheduled rent payments particularly in the Bank of America, N.A. portfolio purchased in October 2004 due to higher rental revenue in the initial 12 month period, and the timing of the payment of operating and interest expenses. The increase in deferred revenue is due to the receipt in January 2005 of approximately $40.4 million from Bank of America, N.A. under the terms of a lease that we assumed in the acquisition of the Dana Commercial Credit portfolio and the prepayment of approximately $6.1 million of sublease management and standby subtenant fees received from Charles Schwab & Co., Inc. These changes were partially offset by the decrease in accrued interest relating to the annual contractual payments on debt secured by the Dana Commercial Credit portfolio and the payment of interest on our convertible senior notes.
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
Net cash provided by financing activities was approximately $233.3 million. Financing activities consisted primarily of proceeds from mortgage notes payable and credit facilities of approximately $454.5 million, which were principally from the secured financing on the Bank of America, N.A. portfolio that we acquired in October 2004 and the secured financings used to fund a portion of the purchase price of the properties acquired during the six months ended June 30, 2005. We also received approximately $244.2 million of proceeds from the May 2005 public offering of common shares and the exercise of stock options as well as approximately $0.4 million of contributions from the minority interest owners of State Street Financial Center. These proceeds were partially offset by (i) dividends to shareholders

37 of 59

and distributions to Operating Partnership unitholders of approximately $61.4 million, (ii) repayment of mortgage notes payable, net of financing cost refunds, of approximately $379.4 million, (iii) approximately $4.4 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center and (iv) approximately $20.5 million related to an increase in restricted cash.
Liquidity and Capital Resources
Short-Term Liquidity Requirements
We had an aggregate of $86.4 million of cash, cash equivalents and short-term investments as of June 30, 2006, of which $30.5 million was in lock box accounts controlled by our mortgage servicers to fund monthly contractual debt service payments and reserve requirements.
As of June 30, 2006, we had $223.7 million of advances outstanding from our secured credit facility and $176.3 million of additional, uncollateralized availability under this facility. Immediately after quarter-end, an additional $56.0 million of availability was obtained on this facility. In addition to our secured credit facility, we have an unsecured credit facility with a $60.0 million borrowing limit, available for general corporate purposes, which includes a $60.0 million sub-limit for letters of credit. In June 2006, the unsecured credit facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As of June 30, 2006, the Company had $62.9 million of letters of credit outstanding consisting of $59.8 million of unsecured letters of credit and $3.1 of cash collateralized letters of credit, resulting in a net availability of $0.2 million. As of June 30, 2006, total availability under both our secured and unsecured credit facilities was approximately $0.2 million, excluding additional collateral that could be pledged under the secured credit facility of $176.3 million, of which $56.0 million was obtained in July 2006.
Excluding acquisitions pending under our formulated price contracts, as of June 30, 2006, we had approximately $26.7 million in pending acquisitions under contract or letters of intent. This primarily included the second closing of our investment in a joint venture, which acquired 236 fully occupied bank branches from Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. Our cash obligation in this second closing was $3.8 million as the joint venture financed this investment with net proceeds from secured, fixed-rate, interest-only debt of approximately $22.7 million. Closing was delayed on five properties pending receipt of various third party consents. We anticipate closing on some or all of the delayed properties within the next 90 days. Citizens and Charter One will continue to operate in the acquired properties under triple net leases with initial terms of five or fifteen years. Our contracts and letters of intent to acquire the proposed acquisitions are subject to various closing conditions, including the satisfactory completion of our due diligence investigation regarding the properties to be acquired, and there can be no assurance as to when, or if, any or all of the proposed acquisitions will be consummated. Likewise, there can be no assurance that the acquisitions we are currently negotiating will result in contracts and/or will be consummated.
As of June 30, 2006, we also had approximately $28.4 million in pending acquisitions under outstanding notifications and notifications we anticipate receiving under our formulated price contracts. Pursuant to our formulated price contracts, we acquire, or assume leasehold interests in, the surplus bank branches of financial institutions at a formulated price established by independent appraisals. We were still in due diligence periods and had not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate acquiring, based on the appraisals we have received for similar properties. The acquisition of these properties will be principally financed with cash generated by property dispositions and our secured line of credit.
In July 2006, we pledged an additional 15 properties to our secured credit facility for $56.0 million of collateralized availability and received advances from this facility of $37.2 million, leaving a balance of $18.8 million of secured availability. We also received $6.9 million of proceeds from dispositions. Primary outflows of cash in July 2006 included i) the payment of our dividends and distributions declared in June 2006 of $35.9 million, ii) the interest payment on our senior convertible notes of $9.8 million, and iii) $3.8 million to fund our portion of our joint venture’s acquisition, which acquired 236 properties from subsidiaries of Citizens Financial Group, Inc.
In August and September 2006, we anticipate receiving aggregate proceeds from selling non-core properties of approximately $44.1 million, net of principal payments and yield maintenance fees on related debt. These dispositions include

38 of 59

properties we anticipate acquiring and selling soon after acquisition. We cannot assure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.
As of June 30, 2006, we had 14 formulated price contracts with banking institutions, including contracts with three of the six largest depositary institutions in the United States. Unless terminated, our formulated price contracts automatically renew on an annual basis. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms, or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.
Under a long-term, triple net lease agreement with one of our tenants, we have agreed to allow the tenant to obtain leasehold financing once the tenant is able to obtain certain regulatory approval to conduct its business. The previously vacant property that the tenant leases is presently securitized along with other properties included in our Bank of America, N.A. portfolio acquired in June 2003. As a result of allowing the tenant to obtain this financing, we will be required to pay approximately $9.0 million to release this property from the securitization, including loan defeasance costs to be recorded as interest expense. We expect this release to occur in the third quarter.
In July 2006, the short-term bridge facility initially received in anticipation of completing a pooled securitization financing, secured by Bank of Oklahoma Plaza, One Citizens Plaza and One Colonial Plaza, was extended to late August 2006. On this date, this loan may be extended by an additional 60 days subject to meeting certain conditions, which include underwriting the pooled securitization financing and a reduction in the bridge facility of $5.3 million. As the pooled securitization financing is a new instrument to us and is market sensitive, we cannot assure you that the timing will not be delayed by unforeseen circumstances and that we will be able to renew or raise the necessary funds to meet our obligations. Wachovia Corporation subsidiaries are both the underwriter on the short-term bridge facility and will be the issuers’ agent of the pooled securitization financing. The portion of the short-term bridge facility secured by Bank of Oklahoma Plaza and One Citizens Plaza includes approximately $16.2 million of recourse to our Operating Partnership. We anticipate that the pooled securitization financing will refinance Bank of Oklahoma Plaza, One Citizens Plaza, and One Colonial Plaza as well as a number of other assets. After debt payments and defeasance costs, we anticipate receiving net proceeds from the pooled securitization financing in the range of approximately $20 million to $40 million. As of June 30, 2006, we have incurred costs totaling $1.4 million relating to the pooled securitization financing. Such costs are included within prepaid expenses within the accompanying balance sheet.
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses, contractually obligated reimbursable and non-reimbursable capital expenditures, dividend and distribution payments to our shareholders and unitholders, respectively, debt service, inclusive of principal repayment and interest expense related to both secured and unsecured debt and commitments to complete pending acquisitions. Although cash flows from real estate operating activity is a source from which these payments are provided, with the exception of acquisitions, it alone is not sufficient to meet these obligations. In addition to cash flow from real estate operating activity and cash available from our credit facilities, we expect to fund short-term liquidity requirements from any or all of the following sources:
•	proceeds from the sale of non-core real estate assets;

39 of 59

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
Long-Term Liquidity Requirements
Our long-term requirements generally consist of real property investments, on-going capital expenditures and repairs and maintenance within our existing real estate portfolio, the refinancing of existing long-term debt obligations, which may come due in the next 12 months, as well as the repayment of balances outstanding on our credit facilities. These investments and refinancing requirements may be funded utilizing capital market transactions, which may include the issuance of preferred equity, common equity and various forms of secured and unsecured long-term debt instruments. Such financings may also be funded through short-term bank loans and long-term mortgages. In addition, we are actively managing our debt and capital position. We are currently reviewing our debt portfolio, in order to identify and refinance obligations with high interest rate coupons or high debt service constants. Through these refinancings, we anticipate improved cash flow by decreasing interest payment obligations or eliminating or reducing debt amortization. We are also looking to extend the term of certain debt to balance future refinancing requirements.
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
We anticipate that our current cash and cash equivalents, cash flow from real estate operating activity, anticipated proceeds from non-core asset sales, and our access to the capital markets is sufficient to meet our short-term and long-term capital requirements. However, if these sources of funds become unavailable or our access to the capital markets becomes restricted, our ability to meet current dividend and other cash payment requirements will be adversely affected.
Our properties are encumbered by mortgages and other financing agreements aggregating approximately $3,049.9 million in outstanding principal, excluding unamortized premiums and discounts, as of June 30, 2006, with an average remaining term of 10.6 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.7%. As of June 30, 2006, our ratio of total debt (mortgage notes payable, senior convertible notes and credit facilities) to total assets, both net of cash and cash equivalents, was 69.8%. To the extent that sufficient net proceeds from asset dispositions become available, the Company may retire up to $100 million of debt or repurchase up to $100 million of common stock or a combination of both. In such event, a concomitant adjustment to this ratio may occur.
Our total debt balance includes the 100% consolidated interests of two buildings in which there are minority interest holders, including State Street Financial Center, which is encumbered by a mortgage and mezzanine loan aggregating $545.8 million at June 30, 2006, of which the minority interest holder’s share is 30%, or $163.7 million, and 801 Market Street, which is encumbered by a $42.2 million mortgage at June 30, 2006, of which the minority interest holder’s share is 11%, or $4.6 million.

40 of 59

During the six months ended December 31, 2006, we are required to pay $164.4 million in debt service, which includes $90.0 million we expect to refinance from a pooled securitization in the fourth quarter of 2006, $50.0 million of mezzanine debt we intend to refinance in or before October 2006 and $24.4 million of contractual debt amortization. The table below summarizes the properties financed and the principal payments required as of June 30, 2006 for the remainder of 2006 and the following calendar years (dollars in millions):

		Balance at	Coupon	Contractual Principal Amortization
	Number of	June 30,	Interest	Remainder
Property/Borrowing	Properties	2006 (1)	Rate (1)	of 2006	2007	2008	2009	2010	2011	Thereafter
State Street Financial Center, Boston, MA	1	$495.8	5.79%	$5.8	$12.2	$12.9	$13.7	$14.6	$15.4	$421.2
Convertible Senior Notes	0	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	143	386.8	5.47%	4.8	10.0	10.6	11.2	11.9	12.5	325.8
Bank of America, N.A. acquired in Oct. 2004	203	280.5	5.96%	2.6	5.4	5.7	6.1	6.5	6.9	247.3
Secured Credit Facility (2)	221	223.7	6.92%	0.0	223.7	0.0	0.0	0.0	0.0	0.0
777 San Marin Drive, Novato, CA	1	188.4	5.55%	1.4	2.9	3.0	3.2	3.4	3.6	170.9
Wachovia Bank, N.A.	127	184.8	6.40%	1.3	2.8	3.0	3.2	3.4	171.1	0.0
Dana Commercial Credit	13	180.0	5.61%	0.0	0.0	0.0	0.0	0.0	0.0	180.0
101 Independence Center, Charlotte, NC	1	78.3	5.53%	0.6	1.2	1.3	1.3	1.4	1.5	71.0
Bank of America Plaza, St. Louis, MO	1	59.0	4.55%	1.0	2.2	2.3	53.5	0.0	0.0	0.0
Pitney Bowes-Bank of America	72	57.9	5.33%	3.3	2.9	2.0	1.6	1.7	1.7	44.7
One Citizens Plaza, Providence RI (3)	1	51.3	6.60%	51.3	0.0	0.0	0.0	0.0	0.0	0.0
123 S. Broad Street, Unit 2, Philadelphia, PA	1	50.7	8.43%	0.3	50.4	0.0	0.0	0.0	0.0	0.0
State Street Financial Center Mezzanine (4)	0	50.0	7.03%	50.0	0.0	0.0	0.0	0.0	0.0	0.0
801 Market Street, Philadelphia, PA	1	42.2	6.17%	0.3	0.6	0.6	0.7	0.7	0.8	38.5
Three Beaver Valley, Wilmington, DE	1	41.8	5.06%	0.3	0.7	0.7	0.8	0.8	0.8	37.7
Pitney Bowes — Wachovia	41	40.7	4.07%	0.9	4.4	4.9	5.3	25.2	0.0	0.0
Pitney Bowes — Wachovia	23	24.9	5.50%	0.4	0.9	1.0	1.0	1.1	1.2	19.3
One Colonial Place, Glen Allen, VA (3)	1	21.3	6.60%	21.3	0.0	0.0	0.0	0.0	0.0	0.0
Bank of Oklahoma, Oklahoma City, OK (3)	1	17.4	6.60%	17.4	0.0	0.0	0.0	0.0	0.0	0.0
6900 Westcliff Drive. Las Vegas, NV	1	16.7	5.41%	0.1	0.2	0.3	0.3	0.3	0.3	15.2
2200 Benson Street, Sioux Falls, SD	1	15.5	6.55%	0.1	0.3	0.3	0.4	0.4	0.4	13.6
610 Old York Road, Jenkintown, PA	1	14.8	8.29%	0.1	0.2	0.2	0.2	14.1	0.0	0.0
177 Meeting Street, Charleston, SC	1	9.6	7.44%	0.1	0.2	0.2	0.2	0.2	8.7	0.0
1965 East Sixth Street, Cleveland, OH	1	6.4	5.31%	0.0	0.1	0.1	0.1	0.1	0.1	5.9
50 W. Market Street, West Chester, PA	1	3.5	6.75%	0.0	3.5	0.0	0.0	0.0	0.0	0.0
4 Pope Avenue, Hilton Head, SC	1	3.1	5.89%	0.1	0.1	0.1	0.1	0.1	0.2	2.4
200 Reid Street, Palatka, FL	1	3.1	5.81%	0.1	0.1	0.1	0.1	0.1	0.1	2.5
Debt between $1.0 million and $3.0 million (5)	23	33.6	5.97%	0.5	1.1	1.1	1.2	2.4	1.3	26.0
Debt less than $1.0 million (6)	30	18.1	6.32%	0.3	0.7	1.4	2.1	0.7	1.2	11.7

	914	$3,049.9	5.69%	$164.4	$326.8	$51.8	$106.3	$89.1	$227.8	$2,083.7

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	Borrowings bear interest at LIBOR plus 1.75%

(3)	Debt is floating based on LIBOR plus 1.40%.

(4)	Debt is floating based on LIBOR plus 1.83% through October 2006, when we intend to refinance. If not prepaid, it converts to a fixed rate of 9.75% through maturity in July 2013.

(5)	Includes one variable-rate loan totaling $1.1 million, which bears interest at LIBOR plus 2.00%.

(6)	Includes seven variable-rate loans totaling $4.0 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.
Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured credit facility, limitations on our total indebtedness and our total secured indebtedness. As of June 30, 2006 and December 31, 2005, we were in compliance with all event of default covenants.

41 of 59

Contractual Obligations
The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of June 30, 2006 (amounts in thousands):

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total(1)
Mortgage notes payable — fixed-rate	$51,968	$154,300	$200,919	$1,824,029	$2,231,216
Mortgage notes payable — variable-rate	140,184	508	508	3,759	144,959
Convertible senior notes	—	—	—	450,000	450,000
Credit facilities	79,146	144,567	—	—	223,713
Operating and capital leases	18,011	35,917	34,903	189,924	278,755
Purchase obligations(2)	54,887	97	81	—	55,065

	$344,196	$335,389	$236,411	$2,467,712	$3,383,708

(1)	Excludes unamortized debt premium and discounts.

(2)	Includes approximately $26.5 million to purchase our remaining investment in the joint venture and $28.4 million related to notifications outstanding and notifications we anticipate receiving under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.
As of June 30, 2006, we had $62.9 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $33.3 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee paid to us by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America, N.A. portfolio we acquired in October 2004, we posted a $20.0 million letter of credit as collateral. This letter of credit may be reduced when certain conditions are met, including various leasing and maintenance requirements. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service. In addition, the Company has $0.7 million in surety bonds outstanding as of June 30, 2006 issued to utility companies in lieu of a cash security deposit to establish service.
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

42 of 59

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
As of June 30, 2006, our debt included fixed-rate debt, including debt secured by assets held for sale, with a carrying value of approximately $2,681.2 million and a fair value of approximately $2,513.2 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $191.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $214.2 million.
As of June 30, 2006, our debt included variable-rate mortgage notes payable with a carrying value of $145.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $2.6 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assumes no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of June 30, 2006, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

43 of 59

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
(b) Change in Internal Control over Financial Reporting
In response to the material weakness described in our Form 10-K for the year ended December 31, 2005, the Company has taken, the following measures, including the following:
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

44 of 59

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
STATE STREET CORPORATION
HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS
As of June 30, 2006 and December 31, 2005
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
Financial information as of June 30, 2006 and for the six months ended June 30, 2006 and 2005 has been derived from the financial information of Bank of America Corporation and Subsidiaries and State Street Corporation furnished to the Securities and Exchange Commission on their respective Current Reports on Form 8-K.
Financial information as of December 31, 2005 and for the years ended December 31, 2005, 2004, and 2003 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Annual Reports on Form 10-K for the year ended December 31, 2005.

45 of 59

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
(Dollars in millions)	2006	2005
Assets
Cash and cash equivalents	$34,545	$36,999
Time deposits placed and other short-term investments	14,652	12,800
Federal funds sold and securities purchased under agreements to resell	136,645	149,785
Trading account assets	134,708	131,707
Derivative assets	25,526	23,712
Securities:
Available-for-sale	235,785	221,556
Held-to-maturity, at cost	61	47

Total securities	235,846	221,603

Loans and leases	667,953	573,791
Allowance for loan and lease losses	(9,080)	(8,045)

Loans and leases, net of allowance	658,873	565,746

Premises and equipment, net	9,334	7,786
Mortgage servicing rights (includes $3,083 measured at fair value at June 30)	3,231	2,806
Goodwill	66,095	45,354
Core deposit intangibles and other intangibles	10,338	3,194
Other assets	115,400	90,311

Total assets	$1,445,193	$1,291,803

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$177,209	$179,571
Interest-bearing	410,940	384,155
Deposits in foreign offices:
Noninterest-bearing	6,765	7,165
Interest-bearing	81,951	63,779

Total deposits	676,865	634,670

Federal funds purchased and securities sold under agreements to repurchase	259,108	240,655
Trading account liabilities	57,486	50,890
Derivative liabilities	18,633	15,000
Commercial paper and other short-term borrowings	136,886	116,269
Accrued expenses and other liabilities (includes $395, and $395 of reserve for unfunded lending commitments)	39,318	31,938
Long-term debt	129,056	100,848

Total liabilities	1,317,352	1,190,270

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 1,090,189 shares	271	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding — 4,527,940,943 and 3,999,688,491 shares	65,822	41,693
Retained earnings	73,393	67,552
Accumulated other comprehensive income (loss)	(10,973)	(7,556)
Other	(672)	(427)

Total shareholders’ equity	127,841	101,533

Total liabilities and shareholders’ equity	$1,445,193	$1,291,803

46 of 59

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share information; shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans and leases	$11,804	$8,294	$22,931	$16,374
Interest and dividends on securities	3,121	2,796	6,135	5,329
Federal funds sold and securities purchased under agreements to resell	1,900	1,249	3,609	2,153
Trading account assets	1,627	1,426	3,175	2,608
Other interest income	845	502	1,572	939

Total interest income	19,297	14,267	37,422	27,403

Interest expense
Deposits	3,508	2,363	6,515	4,545
Short-term borrowings	4,842	2,582	9,151	4,570
Trading account liabilities	596	611	1,113	1,038
Long-term debt	1,721	1,074	3,237	2,107

Total interest expense	10,667	6,630	20,016	12,260

Net interest income	8,630	7,637	17,406	15,143

Noninterest income
Service charges	2,077	1,920	3,978	3,697
Investment and brokerage services	1,146	1,049	2,249	2,062
Mortgage banking income	89	189	226	410
Investment banking income	612	431	1,113	797
Equity investment gains	646	492	1,306	891
Card income	3,662	1,437	7,093	2,726
Trading account profits	915	222	1,975	907
Other income	451	1,215	559	1,497

Total noninterest income	9,598	6,955	18,499	12,987

Total revenue	18,228	14,592	35,905	28,130
Provision for credit losses	1,005	875	2,275	1,455
Gains (losses) on sales of debt securities	(9)	325	5	984
Noninterest expense
Personnel	4,480	3,671	9,293	7,372
Occupancy	703	615	1,404	1,251
Equipment	316	297	660	594
Marketing	551	346	1,126	683
Professional fees	233	216	451	393
Amortization of intangibles	441	204	881	412
Data processing	409	368	819	732
Telecommunications	228	196	448	402
Other general operating	1,162	985	2,267	2,004
Merger and restructuring charges	194	121	292	233

Total noninterest expense	8,717	7,019	17,641	14,076

Income before income taxes	8,497	7,023	15,994	13,583
Income tax expense	3,022	2,366	5,533	4,533

Net income	$5,475	$4,657	$10,461	$9,050

Net income available to common shareholders	$5,471	$4,653	$10,452	$9,041

Per common share information
Earnings	$1.21	$1.16	$2.29	$2.25

Diluted earnings	$1.19	$1.14	$2.25	$2.21

Dividends paid	$0.50	$0.45	$1.00	$0.90

Average common shares issued and outstanding	4,534,627	4,005,356	4,572,013	4,019,089

Average diluted common shares issued and outstanding	4,601,169	4,065,355	4,636,959	4,081,921

47 of 59

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
		2004	2003
	2005	(Restated)	(Restated)
(Dollars in millions, except per share information)
Interest income
Interest and fees on loans and leases	$34,843	$28,051	$21,381
Interest and dividends on securities	10,937	7,256	3,071
Federal funds sold and securities purchased under agreements to resell	5,012	1,940	1,266
Trading account assets	5,743	4,016	3,947
Other interest income	2,091	1,690	1,507

Total interest income	58,626	42,953	31,172

Interest expense Deposits	9,492	5,921	4,562
Short-term borrowings	11,615	4,072	1,871
Trading account liabilities	2,364	1,317	1,286
Long-term debt	4,418	3,683	2,948

Total interest expense	27,889	14,993	10,667

Net interest income	30,737	27,960	20,505

Noninterest income
Service charges	7,704	6,989	5,618
Investment and brokerage services	4,184	3,614	2,371
Mortgage banking income	805	414	1,922
Investment banking income	1,856	1,886	1,736
Equity investment gains	2,040	863	215
Card income	5,753	4,592	3,052
Trading account profits	1,812	869	408
Other income	1,200	1,778	2,007

Total noninterest income	25,354	21,005	17,329

Total revenue	56,091	48,965	37,834
Provision for credit losses	4,014	2,769	2,839
Gains on sales of debt securities	1,084	1,724	941

Noninterest expense
Personnel	15,054	13,435	10,446
Occupancy	2,588	2,379	2,006
Equipment	1,199	1,214	1,052
Marketing	1,255	1,349	985
Professional fees	930	836	844
Amortization of intangibles	809	664	217
Data processing	1,487	1,330	1,104
Telecommunications	827	730	571
Other general operating	4,120	4,457	2,930
Merger and restructuring charges	412	618	—

Total noninterest expense	28,681	27,012	20,155

Income before income taxes	24,480	20,908	15,781
Income tax expense	8,015	6,961	5,019

Net income	$16,465	$13,947	$10,762

Net income available to common shareholders	$16,447	$13,931	$10,758

Per common share information
Earnings	$4.10	$3.71	$3.62

Diluted earnings	$4.04	$3.64	$3.55

Dividends paid	$1.90	$1.70	$1.44

Average common shares issued and outstanding (in thousands)	4,008,688	3,758,507	2,973,407

Average diluted common shares issued and outstanding (in thousands)	4,068,140	3,823,943	3,030,356

48 of 59

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	June 30,	December 31,
(Dollars in millions)	2006	2005
Assets
Cash and due from banks	$4,580	$2,684
Interest-bearing deposits with banks	7,634	11,275
Securities purchased under resale agreements	10,786	8,679
Trading account assets	998	764
Investment securities available for sale	55,071	54,979
Investment securities held to maturity	4,528	4,891
Loans (less allowance of $18 and $18)	8,690	6,464
Premises and equipment, net	1,541	1,453
Accrued income receivable	1,468	1,364
Goodwill	1,359	1,337
Other intangible assets	463	459
Other assets	5,418	3,619

Total assets	$102,536	$97,968

Liabilities
Deposits:
Noninterest-bearing	$9,944	$9,402
Interest-bearing — U.S.	2,349	2,379
Interest-bearing — Non-U.S.	51,262	47,865

Total deposits	63,555	59,646
Securities sold under repurchase agreements	19,393	20,895
Federal funds purchased	1,811	1,204
Other short-term borrowings	1,351	1,219
Accrued taxes and other expenses	2,653	2,632
Other liabilities	4,705	3,346
Long-term debt	2,599	2,659

Total liabilities	96,067	91,601
Commitments and contingencies
Shareholders’ Equity
Preferred stock, no par: authorized 3,500,000 shares; issued none
Common stock, $1 par: authorized 500,000,000 shares; issued 337,126,000 and 337,126,000 shares	337	337
Surplus	308	266
Retained earnings	6,579	6,189
Accumulated other comprehensive (loss) income	(377)	(231)
Treasury stock, at cost (6,495,000 and 3,501,000 shares)	(378)	(194)

Total shareholders’ equity	6,469	6,367

Total liabilities and shareholders’ equity	$102,536	$97,968

49 of 59

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share data)	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$683	$618	$1,340	$1,217
Management fees	232	173	452	350
Securities lending	128	113	209	183
Trading services	258	169	488	336
Processing fees and other	74	70	146	154

Total fee revenue	1,375	1,143	2,635	2,240
Net Interest Revenue:
Interest revenue	1,034	693	1,995	1,296
Interest expense	772	476	1,467	867

Net interest revenue	262	217	528	429
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	262	217	528	429
Gain on the sales of available-for-sale investment securities, net	14	1	11	—

Total revenue	1,651	1,361	3,174	2,669
Operating Expenses:
Salaries and employee benefits	684	552	1,319	1,076
Information systems and communications	129	121	261	247
Transaction processing services	134	112	254	220
Occupancy	95	114	188	206
Other	134	129	250	245

Total operating expenses	1,176	1,028	2,272	1,994

Income from continuing operations before income tax expense	475	333	902	675
Income tax expense resulting from continuing operations	248	113	393	229

Income from continuing operations	227	220	509	446

Income from discontinued operations	—	—	16	—
Income tax expense from discontinued operations	—	—	6	—

Income from discontinued operations	—	—	10	—

Net income	227	220	519	446

Earnings Per Share from continuing operations:
Basic	$0.69	$0.67	$1.54	$1.35
Diluted	0.68	0.66	1.52	1.33
Earnings Per Share from continuing operations:
Basic	$—	$—	$0.03	$—
Diluted	—	—	0.03	—
Earnings Per Share from continuing operations:
Basic	$0.69	$0.67	$1.57	$1.35
Diluted	0.68	0.66	1.55	1.33
Average Shares Outstanding (in thousands):
Basic	330,804	330,118	331,777	330,837
Diluted	335,879	334,090	336,102	334,216

50 of 59

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

51 of 59

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Shareholders on June 1, 2006. The number of votes represented at the annual meeting, in person or by proxy, was 129,483,107. At the meeting, our shareholders voted on the election of trustees.
Election of Trustees. The results of the vote on the election of ten trustees are set forth as follows, opposite their respective names:

Name	For	Withheld
Glenn Blumenthal	115,062,442	1,705,582
Raymond Garea	115,424,999	1,343,025
Michael J. Hagan	113,757,181	3,010,843
John P. Hollihan III	113,781,864	2,986,160
William M. Kahane	114,177,237	2,590,787
Richard A. Kraemer	114,672,331	2,095,693
Alan E. Master	113,917,967	2,850,057
Harold W. Pote	113,914,592	2,853,432
Lewis S. Ranieri	113,659,869	3,108,155
Nicholas S. Schorsch	115,105,323	1,662,701
Item 5. Other Information
None.

52 of 59

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

53 of 59

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: August 9, 2006	/s/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch
Vice Chairman of the Board of Trustees, President and
Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NETTINA
David J. Nettina
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

54 of 59

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

55 of 59