Form 10-Q
period 2006-09-30
AMERICAN FINANCIAL REALTY TRUST
filed 2006-11-09
CIK 1193558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 8, 2006, 130,372,922 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST
INDEX TO FORM 10-Q

2 of 63

PART I — FINANCIAL INFORMATION
  Item 1. Financial Statements
AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Unaudited and in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
Assets:
Real estate investments, at cost:
Land	$404,160	$475,457
Land held for development	17,167	24,563
Buildings and improvements	2,301,701	2,645,618
Equipment and fixtures	339,540	401,661
Leasehold interests	14,380	9,579
Investment in joint venture	22,924	—

Total real estate investments, at cost	3,099,872	3,556,878
Less accumulated depreciation	(306,990)	(260,852)

Total real estate investments, net	2,792,882	3,296,026
Cash and cash equivalents	63,958	110,245
Restricted cash	74,385	73,535
Marketable investments and accrued interest	3,300	3,353
Pledged treasury securities, net	31,267	—
Tenant and other receivables, net	70,119	51,435
Prepaid expenses and other assets	45,590	37,789
Assets held for sale	739,680	341,338
Intangible assets, net of accumulated amortization of $72,790 and $64,369	388,962	642,467
Deferred costs, net of accumulated amortization of $19,412 and $13,179	64,432	67,388

Total assets	$4,274,575	$4,623,576

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$1,819,942	$2,467,596
Credit facilities	279,191	171,265
Convertible notes, net	446,291	446,134
Accounts payable	4,708	4,350
Accrued interest expense	14,487	19,484
Accrued expenses and other liabilities	73,899	55,938
Dividends and distributions payable	25,333	35,693
Below-market lease liabilities, net of accumulated amortization of $10,995 and $8,912	61,012	67,613
Deferred revenue	182,537	150,771
Liabilities related to assets held for sale	559,378	243,665

Total liabilities	3,466,778	3,662,509

Minority interest	43,988	53,224
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 130,373,998 and 128,712,181 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	130	129
Capital contributed in excess of par	1,386,471	1,371,648
Accumulated deficit	(618,147)	(457,313)
Accumulated other comprehensive loss	(4,645)	(6,621)

Total shareholders’ equity	763,809	907,843

Total liabilities and shareholders’ equity	$4,274,575	$4,623,576

See accompanying notes to consolidated financial statements.

3 of 63

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$75,921	$65,479	$222,985	$180,243
Operating expense reimbursements	47,340	47,333	140,928	126,767
Interest and other income, net	954	1,984	3,457	4,356
Equity in loss from joint venture	(719)	—	(700)	—

Total revenues	123,496	114,796	366,670	311,366

Expenses:
Property operating expenses:
Ground rents and leasehold obligations	3,654	3,497	11,233	10,330
Real estate taxes	12,946	10,682	38,870	30,517
Property and leasehold impairments	1,602	67	3,629	172
Other property operating expenses	50,592	45,323	146,587	124,977

Total property operating expenses	68,794	59,569	200,319	165,996

Marketing, general and administrative	6,130	5,932	19,360	17,132
Broken deal costs	40	227	173	1,167
Amortization of deferred equity compensation	2,080	2,528	7,402	8,078
Repositioning costs	8,157	—	8,649	—
Severance and related accelerated amortization of deferred compensation	21,622	—	21,904	4,503
Interest expense on mortgages and other debt	38,671	32,418	113,973	84,680
Depreciation and amortization	38,593	36,595	114,590	95,559

Total expenses	184,087	137,269	486,370	377,115

Loss before net loss on investments, gain on sale of properties in continuing operations, minority interest and discontinued operations	(60,591)	(22,473)	(119,700)	(65,749)
Loss on investments	—	—	—	(530)
Gain on disposal of properties in continuing operations	1,213	—	2,030	122

Loss from continuing operations before minority interest	(59,378)	(22,473)	(117,670)	(66,157)
Minority interest	1,230	426	2,857	2,099

Loss from continuing operations	(58,148)	(22,047)	(114,813)	(64,058)

Discontinued operations:
Loss from operations, net of minority interest of $696, $621, $1,919 and $1,632 for the three and nine months ended September 30, 2006 and 2005, respectively	(9,225)	(4,939)	(18,781)	(14,773)
Yield maintenance fees, net of minority interest of $1, $2, $310 and $4 for the three and nine months ended September 30, 2006 and 2005, respectively	(37)	(51)	(13,633)	(172)
Net gains on disposals, net of minority interest of $255, $42, $1,841 and $158 for the three and nine months ended September 30, 2006 and 2005, respectively	11,227	1,678	81,093	6,352

Income (loss) from discontinued operations	1,965	(3,312)	48,679	(8,593)

Net loss	$(56,183)	$(25,359)	$(66,134)	$(72,651)

Basic and diluted income (loss) per share:
From continuing operations	$(0.45)	$(0.18)	$(0.90)	$(0.55)
From discontinued operations	0.01	(0.02)	0.38	(0.07)

Total basic and diluted loss per share	$(0.44)	$(0.20)	$(0.52)	$(0.62)

See accompanying notes to consolidated financial statements.

4 of 63

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(66,134)	$(72,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	107,420	101,780
Minority interest	(3,245)	(3,577)
Amortization of leasehold interests and intangible assets, net	28,909	28,745
Amortization of above- and below-market leases	1,020	(499)
Amortization of deferred financing costs	9,380	5,307
Amortization of deferred compensation	11,745	11,104
Amortization of discounts on pledged treasury securities	(110)	—
Non-cash compensation charge	256	241
Impairment charges	14,159	1,211
Equity in loss from unconsolidated joint venture	700	—
Net gain on sales of properties and lease terminations	(86,172)	(6,981)
Leasing costs	(15,053)	(8,578)
Payments received from tenants for lease terminations	441	448
Net loss on sales of investments	—	530
Decrease (increase) in operating assets:
Tenant and other receivables, net	(22,086)	(17,152)
Prepaid expenses and other assets	(16,792)	(322)
Increase (decrease) in operating liabilities:
Accounts payable	311	(4,085)
Accrued expenses and other liabilities	3,770	(1,711)
Deferred revenue	35,244	42,888

Net cash provided by operating activities	3,763	76,698

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(136,362)	(632,689)
Investment in joint venture	(23,624)	—
Capital expenditures and leasehold costs	(32,051)	(27,041)
Proceeds from sales of real estate and non-real estate assets	514,434	67,691
Sales of investments	645	21,270
Purchases of investments	(31,552)	(548)

Net cash provided by (used in) investing activities	291,490	(571,317)

Cash flows from financing activities:
Repayments of mortgages and credit facilities	(346,236)	(392,443)
Increase in restricted cash	(3,506)	(26,114)
Proceeds from mortgages, bridge notes and credit facilities	117,248	720,189
(Payments) refunds for deferred financing costs, net	(1,102)	3,373
Proceeds from common share issuances, net	1,185	244,427
Redemption of Operating Partnership units	—	(4,405)
Contributions by limited partners	—	353
Dividends and distributions	(109,129)	(98,155)

Net cash (used in) provided by financing activities	(341,540)	447,225

Decrease in cash and cash equivalents	(46,287)	(47,394)
Cash and cash equivalents, beginning of period	110,245	110,607

Cash and cash equivalents, end of period	$63,958	$63,213

Supplemental cash flow and non-cash information:
Cash paid for interest	$154,112	$118,054

Cash paid for income taxes	$682	$24

Liabilities assumed in acquisition of real estate	$1,895	$78,777

See accompanying notes to consolidated financial statements.

5 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(1) The Company
American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.
The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 97.8% interest in the Operating Partnership as of September 30, 2006. There were 2,957,226 Operating Partnership units outstanding as of September 30, 2006.
The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A., or their respective affiliates, represented the following percentages of total rental income, from continuing and discontinued operations, for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Bank of America, N.A.	29.0%	31.0%	28.9%	32.9%
State Street Corporation	17.8%	18.4%	17.5%	19.5%
Wachovia Bank, N.A.	11.5%	14.6%	11.9%	15.2%
No other tenant represented more than 10% of rental income for the periods presented.

6 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
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
We account for the investment in a joint venture using the equity method of accounting. The Company has evaluated its investment in the joint venture and has concluded that it is not a variable interest entity as defined by FIN 46R. The Company does not control the joint venture, since all major decisions of the partnership, such as the sale, refinancing, expansion or rehabilitation of any property, require the approval of all partners and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each partner. This investment was recorded initially at the Company’s cost and subsequently adjusted for the Company’s share of net equity in income (loss) and will be adjusted for cash contributions and distributions.

7 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
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
(e) Real Estate Investments
The Company records acquired real estate at cost. Depreciation is computed using the straightline method over the estimated useful life of 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repairs expenditures are charged to expense as incurred.
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

8 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
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

9 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
In making estimates of fair values for purposes of allocating purchase price, management utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. Intangible assets consist of the following:

	September 30,	December 31,
	2006	2005
Intangible assets:
In-place leases, net of accumulated amortization of $53,628 and $38,037	$274,086	$315,685
Customer relationships, net of accumulated amortization of $27,249 and $20,647	315,883	342,656
Above-market leases, net of accumulated amortization of $12,161 and $8,868	15,957	19,355
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $20,248 and $3,183	(217,664)	(35,929)

Total intangible assets	$388,962	$642,467

Intangible liabilities:
Below-market leases, net of accumulated amortization of $12,475 and $8,969	$65,051	$67,790
Amounts related to liabilities held for sale, net of accumulated amortization of $1,480 and $57	(4,039)	(177)

Total intangible liabilities	$61,012	$67,613

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

10 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(i) Comprehensive Income (Loss)
Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. Since February 2003, the Company has been entering into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. Unrealized gains and losses on derivatives are amortized into interest expense in the consolidated statements of operations over the life of the underlying debt. Comprehensive income (loss), net of minority interest, was losses of $55,970 and $19,182 for the three months ended September 30, 2006 and 2005, respectively, and losses of $64,158 and $66,557 for the nine months ended September 30, 2006 and 2005, respectively.
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
(k) Recent Accounting Pronouncements
In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (FSP FIN 46R-6). This FSP addresses certain implementation issues related to FIN 46R. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (i) whether an entity is a variable interest entity (VIE), (ii) which interests are “variable interests” in the entity, and (iii) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FSP FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company evaluates the impact of FSP FIN 46R-6 at the time any such “reconsideration event” occurs, and for any new entities, as applicable.
In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. It is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this Interpretation, but does not believe it will have a material effect on its financial position or results of operations.
In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the effects of this Bulletin, but does not believe it will have a material effect on its financial position or results of operations.

11 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
Also in September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its financial statements.
(3) Acquisitions and Dispositions
During the nine months ended September 30, 2006 and 2005, the Company acquired 115 and 209 properties and leasehold interests, respectively. In addition, the Company purchased 9 parcels of land designated as land held for development during the nine months ended September 30, 2006. The following table presents the allocation of the net assets acquired and liabilities assumed during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
Real estate investments, at cost:
Land	$19,326	$81,295
Land held for development	4,451	—
Buildings	93,304	436,830
Equipment and fixtures	15,262	70,522
Initial tenant improvements	1,927	41,856

	134,270	630,503

Intangibles and other assets:
In-place leases	5,228	83,168
Customer relationships	—	37,524
Above-market lease assets	518	2,577
Other assets	75	1,850

	5,821	125,119

Total assets	140,091	755,622

Leasehold interests, net	(502)	(2,113)
Below-market lease liabilities	(796)	(12,626)
Mortgage notes assumed, at fair value	—	(78,645)
Other liabilities assumed	(1,892)	(132)
Minority interest	—	(2,367)

Cash paid	$136,901	$659,739

12 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table presents information regarding property and leasehold interests acquired during nine months ended September 30, 2006:

		Number of	Purchase
Seller / Property Name	Date of Acquisition	Buildings (1)	Price (2)
Washington Mutual Bank	February 2006	1	$1,733
National City	March 2006	16	33,427
Hinsdale	March 2006	1	5,383
Dripping Springs – Franklin Bank	April 2006	1	3,025
Meadowmont – Wachovia Securities	May 2006	2	3,443
Western Sierra	June 2006	8	14,135
Regions repurchase	July 2006	3	1,900
AmSouth Bank Formulated Price Contracts	August 2006	7	3,512
First Charter Bank	August 2006	1	635
Bank of America Formulated Price Contracts	Various	19	4,965
Wachovia Bank Formulated Price Contracts	Various	56	64,743

		115	$136,901

(1)	Includes the assumption of leasehold interests and excludes land parcels.

(2)	Includes all acquisition costs, the value of acquired intangible assets and assumed liabilities and cash paid for land parcels.
The following table presents information regarding property dispositions completed during the nine months ended September 30, 2006:

Number of	Sale
Buildings and Land	Proceeds,
Parcels (1)	Net	Gain (2)
116	$514,329	$84,964

(1)	Includes the sale of 13 parcels of land.

(2)	Net of tax accrual of $981.
(4) Indebtedness
The Company had several types of financings in place as of September 30, 2006 and December 31, 2005 (totaling $3,088,350 and $3,318,684, respectively), which included mortgage notes payable, a secured credit facility, convertible senior notes and an unsecured credit facility. The weighted average effective interest rate on these borrowings, excluding yield maintenance charges, was 6.06% and 5.90% for the three months ended September 30, 2006 and 2005, respectively, and 6.15% and 5.54% for the nine months ended September 30, 2006 and 2005, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $3,018,873 and $3,289,984 as of September 30, 2006 and December 31, 2005, respectively.
The Company’s secured and unsecured financing agreements contain various financial and non-financial covenants that are customarily found in these types of agreements. As of September 30, 2006 and December 31, 2005, no event of default conditions existed under any of the Company’s secured or unsecured financings.
The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of September 30, 2006, the Company was out of debt service coverage compliance under two of its mortgage note financings, although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement. Subsequent to September 30, 2006, the Company has resolved the coverage obligation under one of these mortgage notes.

13 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The Company’s secured credit facility permits the lender to require partial repayment of a property advance if such advance remains outstanding for more than 12 months, and full repayment if such advance remains outstanding for more than 18 months. In addition, the facility agreement permits the lender to require mandatory repayments to the extent necessary to reduce outstanding facility advances to current market levels following adverse changes in commercial loan underwriting conditions. No such payments were required during this period.
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
(a) Mortgage notes payable
The following is a summary of mortgage notes payable as of September 30, 2006 and December 31, 2005:

	Encumbered
	Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	672	$2,221,686	(1)(2)	4.1% to 8.8%	Jan. 2007 to July 2024
Variable-rate mortgages	11	139,605	(3)	6.7% to 7.3%	Oct. 2006 to Nov. 2023

Total mortgage notes payable	683	2,361,291

Unamortized debt premiums and discounts		1,577
Mortgage notes payable related to assets held for sale	1	(542,926	)(2)(3)

Balance, September 30, 2006	682	$1,819,942

Fixed-rate mortgages	699	$2,553,118	(2)	4.1% to 8.8%	May 2006 to June 2024
Variable-rate mortgages	11	145,087	(3)	5.7% to 6.3%	June 2006 to Nov. 2023

Total mortgage notes payable	710	2,698,205

Unamortized debt premiums and discounts		3,080
Mortgage notes payable related to assets held for sale	5	(233,689)

Balance, December 31, 2005	705	$2,467,596

(1)	Includes $30,010 of debt that is collateralized by $31,267 of pledged treasury securities, net of discounts and premiums.

(2)	Includes $152,510 and $155,126 of debt at September 30, 2006 and December 31, 2005, respectively, that relates to the proportionate share of the 30% minority interest holder in State Street Financial Center and the 11% minority interest holder in 801 Market Street.

(3)	Includes $15,000 of debt that relates to the proportionate share of the 30% minority interest holder in State Street Financial Center.
In three separate transactions in June, July and September 2006, we defeased a total of $30,010 of debt secured by several properties that were part of our Bank of America portfolio acquired in 2003. We defeased these properties in order to unencumber them prior to their disposal. In connection with these defeasances, we purchased Treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the respective loan agreements. The cash flow from these securities has interest and maturities that coincide with the scheduled debt service payments of the mortgage notes and ultimate payment of principal. The Treasury securities were then substituted for the properties that originally served as collateral for the loan. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments when due. The indebtedness remains on our consolidated balance sheet as it was not an extinguishment of the debt and the securities are recorded as Pledged treasury securities, net on our consolidated balance sheet.
(b) Secured credit facility
The Company has a $400,000 secured credit facility, which expires in October 2008. Advances under this facility must be repaid within 18 months of the date of the borrowing, unless the borrowing is renewed for incremental periods of 18 months. Advances are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. This facility bears interest at a rate of LIBOR plus either (i) with respect to conduit properties, 1.75%, or (ii) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) occupying the property being financed by the proceeds of the specific advance.
As of September 30, 2006, the Company had $279,191 of advances outstanding under this facility, secured by 235 properties, with an interest rate of LIBOR plus 1.75% (7.08% at September 30, 2006). As of December 31, 2005, the Company had $171,265 of advances outstanding under this facility, secured by 184 properties, with an interest rate of LIBOR plus 1.75% (6.11% at December 31, 2005).

14 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
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
The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. As of September 30, 2006 and December 31, 2005, the conversion price per share was $17.65 and $17.74, respectively. On September 18, 2006, the Company declared a dividend of $0.19 for shareholders of recorded as of September 30, 2006. Accordingly, there was no adjustment to the conversion price per share during the three months ended September 30, 2006.
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

15 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(d) Unsecured Credit Facility
The Company maintains a $60,000 unsecured credit facility for general corporate purposes, established in September 2004. This facility bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.0%. If the Company designates the advance as a Base Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1.0%, or (ii) the Federal Funds Rate plus 1.5%. In May 2006, the Company executed an extension of this facility for a period of one year, beginning on September 30, 2006. The terms of this renewal will reduce the current spread on Eurodollar Rate Loans from LIBOR plus 2.0% to LIBOR plus 1.7% and increase the letter of credit fee amount from 0.8% to 1.7%. These changes became effective at the start of the one year renewal period on September 30, 2006.
The unsecured credit facility maintains a $60,000 sub-limit for letters of credit. In June 2006, the facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As a result, at September 30, 2006, the Company had $65,269 of letters of credit outstanding consisting of $59,165 of unsecured letters of credit and $6,104 of cash collateralized letters of credit. There were no advances under this facility as of September 30, 2006. At December 31, 2005, the Company had $56,353 of unsecured letters of credit outstanding and no advances under this facility. These letters of credit are primarily used to secure payments under leasehold interests and are issued to utility companies in lieu of a cash security deposits to establish service.
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
During the three months ended September 30, 2006 and 2005, the Company reclassified approximately $227 and $348 of accumulated other comprehensive income (loss) to interest expense, respectively. During the nine months ended September 30, 2006 and 2005, the Company reclassified approximately $2,043 and $1,183 of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $867 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.
(6) Shareholders’ Equity
On September 18, 2006, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.19 per common share, totaling $24,771, on October 20, 2006 to shareholders of record as of September 30, 2006. In addition, the Operating Partnership simultaneously paid a distribution of $0.19 per Operating Partnership unit, totaling $562.
On June 19, 2006, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.27 per common share, totaling $34,968, on July 21, 2006 to shareholders of record as of July 1, 2006. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $908.
On March 29, 2006, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.27 per common share, totaling $34,961, on April 21, 2006 to shareholders of record as of April 8, 2006. In addition, the Operating Partnership simultaneously paid a distribution of $0.27 per Operating Partnership unit, totaling $921.

16 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
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
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, the Company did not recognize compensation expense in the statement of operations for options granted for the periods prior to the adoption of SFAS 123R. As required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS No. 123 had been applied.
The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS No. 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company will recognize compensation cost for the portion of options for which the requisite service has not been rendered (unvested) that are outstanding as of December 31, 2005, on a straight-line basis over the remaining service period. The compensation cost the Company records for these options will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.
Amortization of deferred equity compensation, which represents stock-based employee compensation costs, was $2,080 for the three months ended September 30, 2006, associated with restricted stock grants. Amortization of deferred equity compensation was $7,402 for the nine months ended September 30, 2006, including $7,356 and $46 associated with restricted stock grants and option grants, respectively. In addition, accelerated amortization of deferred equity compensation related to severance costs of $4,344 was expensed in the three and nine months ended September 30, 2006. Amortization of deferred equity compensation was $2,528 for the three months ended September 30, 2005, solely related to restricted stock grants. Amortization of deferred equity compensation was $11,104 for the nine months ended September 30, 2005, solely related to restricted share grants, including accelerated amortization related to severance costs of $3,026.
The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all share-based employee compensation and recognized compensation costs in its financial statements during the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss	$(25,359)	$(72,651)
Add: Total share-based employee compensation expense included in net loss	2,528	11,104
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(2,864)	(12,332)

Pro forma net loss	$(25,695)	$(73,879)

Basic and diluted loss per share—as reported	$(0.20)	$(0.62)

Basic and diluted loss per share—pro forma	$(0.20)	$(0.62)

17 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table summarizes option activity for the Company for the nine months ended September 30, 2006:

		Weighted
	Number of	Average	Aggregate	Grant Price Range
	Shares Issuable	Exercise	Exercise
	Upon Exercise	Price	Price	From	To
Balance, December 31, 2005	2,033,156	$10.40	$21,144	$10.00	$14.98
Options exercised	(118,515)	10.00	(1,185)	10.00	10.00
Options cancelled	(33,048)	14.14	(467)	10.00	14.98

Balance, September 30, 2006	1,881,593	$10.36	$19,492	$10.00	$14.98

The following table summarizes stock options outstanding as of September 30, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number of	Average
	Number of Shares	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$10.00 to $11.65	1,693,406	6.0 years	$10.07	1,693,406	$10.07
$12.10 to $14.98	188,187	6.6 years	$12.96	176,938	$12.23
The weighted average fair value of each option granted ranges from $0.19 to $0.33 and was estimated on the grant date using the Black-Scholes options pricing model using the following assumptions:

Expected life (in years)	5
Risk-free interest rate	3.25% to 4.21%
Volatility	10.00%
Dividend yield	7.50%
These assumptions, determined upon issuance of such stock options, were utilized in the calculation of the compensation expense noted above. This expense is the result of vesting of previously granted stock awards. No stock options were granted during the three and nine months ended September 30, 2006 and 2005.
The intrinsic value of both options outstanding and options exercisable at September 30, 2006 was $1,881 and $1,881 respectively. Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $11.16 as of September 29, 2006, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $3 and $167 for the three months ended September 30, 2006 and 2005, respectively, and $237 and $1,003 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the Company had approximately $11 of unrecognized compensation costs related to options outstanding. The Company expects to recognize these costs over a weighted average period of 9 months.
During the nine months ended September 30, 2006, the Company issued 1,065,430 restricted common shares to employees, executive officers and board trustees. These grants, valued at $12,331, are amortized to expense over a three or four year service period. During the nine months ended September 30, 2006, 847,645 restricted stock grants vested, with an aggregate fair value of $9,479 on the vesting date. As of September 30, 2006, the Company had approximately $12,734 of unrecognized compensation costs related to total issued and outstanding restricted stock grants. The Company expects to recognize these costs over a weighted average period of 2.7 years.

18 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table summarizes restricted stock grant activity for the nine months ended September 30, 2006:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
	Grants Outstanding	Fair Value
Balance, December 31, 2005	1,009,205	$15.16
Granted	1,065,430	11.57
Vested	(847,645)	14.50
Forfeited	(101,960)	14.18

Balance, September 30, 2006	1,125,030	$12.32

The Company adopted the 2006 Long-Term Incentive Plan (LTIP) effective January 1, 2006, which succeeds the 2003 Outperformance Plan. The LTIP is a long-term, performance-based plan, using the growth in funds from operations (FFO), as defined by the National Association of Real Estate Investment Trusts, after adding back impairments recognized on properties. Under the LTIP, an aggregate of 4,800,000 common shares may be issued to senior executives under our 2002 Equity Incentive Plan. As of September 30, 2006, 1,512,000 target units were allocated to LTIP participants.
Upon the achievement of certain FFO thresholds, as defined under the LTIP, and upon the occurrence of certain other events as more fully set forth in the LTIP, target units are earned and converted into restricted shares, subject to certain vesting criteria. Vested restricted shares are not transferred to the participant until the end of the LTIP, or December 31, 2012. The Company makes certain estimates as it relates to the probability of reaching the required FFO thresholds and records an accrual based on this assessment. As of September 30, 2006, no accrual was recorded.
In July 2006, the Company entered into an agreement with a third-party advisor to assist the Company with bank use real estate acquisition sourcing activities. In connection with entering into this agreement, the Company issued the advisor an unvested warrant to purchase 100,000 common shares of beneficial interest. Provided the agreement is still in effect, on each of first, second, third and fourth anniversary of this sourcing agreement, the Company will grant the advisor additional unvested warrants to purchase 100,000 common shares of beneficial interest. The purchase price of each warrant is equal to the closing common share price of the Company on the date of the respective grant. The advisor will earn, or vest in, each warrant if they successfully source acquisition transactions, as defined within the agreement, equal to $100,000. The right to vest in each warrant is cumulative; however, no warrant will be issued in advance of an anniversary date. The advisor must source and the Company must close transactions equal to $500,000 to vest all of the warrants. The Company will recognize this cost, to the extent the warrants are earned, and capitalize such expense as acquisition related costs relating to the respective transactions. A fair value pricing model, such as Black-Scholes, will be utilized to value the warrant when earned.

19 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(8) Net Income (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2006 and 2005:

	Basic and Diluted		Basic and Diluted
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Loss from continuing operations	$(58,148)	$(22,047)	$(114,813)	$(64,058)
Less: Dividends on unvested restricted share awards	(214)	(310)	(843)	(1,123)

Loss from continuing operations	$(58,362)	$(22,357)	$(115,656)	$(65,181)

Income (loss) from discontinued operations	$1,965	$(3,312)	$48,679	$(8,593)

Total weighted average common shares outstanding	128,733,558	127,298,406	128,319,706	119,014,342

Loss per share from continuing operations	$(0.45)	$(0.18)	$(0.90)	$(0.55)

Income (loss) per share from discontinued operations	$0.01	$(0.02)	$0.38	$(0.07)

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is dilutive. The Company uses income (loss) from continuing operations to determine whether common share equivalents are dilutive or antidilutive. Therefore, since common share equivalents are antidilutive to continuing operations per share, common share equivalents are not used to compute discontinued operations or net income (loss) per share amounts, even though common share equivalents would be dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Share options	164,673	575,268	239,914	626,569
Unvested restricted shares	70,289	197,714	183,037	493,084
Operating Partnership units	3,218,691	3,247,175	3,338,060	3,413,906

Total shares excluded from diluted loss per share	3,453,653	4,020,157	3,761,011	4,533,559

20 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(9) Discontinued Operations and Assets Held for Sale
In accordance with SFAS No. 144, the Company separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, in accordance with SFAS No. 144, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. Properties classified as held for sale as of September 30, 2006 are classified as such in the consolidated statement of operations for all periods presented for purposes of comparability.
During the three months and nine months ended September 30, 2006, the Company sold 38 and 103 properties, in separate transactions, for net sales proceeds of $70,858 and $506,025, respectively. The sales transactions resulted in a net gain of $11,227 and $81,093 after minority interest of $255 and $1,841, for the three and nine months ended September 30, 2006, respectively, which was reported in discontinued operations.
The Company generally disposes of properties within its taxable REIT subsidiary. The Company recorded an income tax benefit of $572 during the three months ended September 30, 2006 due to the application of a net operating loss carry back that originated from changes in estimates used in the 2005 provision analysis that were revised upon the filing of the Company’s taxable REIT subsidiary’s 2005 tax return. The Company recorded an income tax provision of $981 for the nine months ended September 30, 2006 which is comprised of a $1,553 tax provision related to the taxable income in the Company’s taxable REIT subsidiary which was primarily generated from the sales of properties, offset by an income tax benefit of $572 recorded during the three months ended September 30, 2006 due to the application of the net operating loss carry back previously described. During the three and nine months ended September 30, 2006, there were one and six properties that were not sold through the Company’s taxable REIT subsidiary, which resulted in net gains of $490 and $57,358, respectively.
During the three and nine months ended September 30, 2005, the Company sold 10 and 29 properties, in separate transactions, and 2 and 50 properties in bulk transactions, for net sales proceeds of $9,113 and $67,733, respectively. The sales transactions resulted in a net gain of $1,678 and $6,352, after minority interest of $42 and $158 for the three and nine months ended September 30, 2005, respectively. An income tax provision was not required for the three and nine months ended September 30, 2005 as dispositions of properties yielded a taxable loss in the Company’s taxable REIT subsidiary.

21 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
In accordance with the provisions of SFAS No. 144, the Company had classified 55 and 52 properties as held for sale as of September 30, 2006 and December 31, 2005, respectively. The following table summarizes information for these properties:

	September 30, 2006	December 31, 2005
Assets held for sale:
Real estate investments, at cost:
Land	$78,809	$45,694
Buildings	396,714	234,195
Equipment and fixtures	70,456	37,693

Total real estate investments, at cost	545,979	317,582
Less accumulated depreciation	(53,139)	(22,004)

	492,840	295,578
Intangible assets, net	217,664	35,929
Other assets, net	29,176	9,831

Total assets held for sale	739,680	341,338

Liabilities related to assets held for sale:
Mortgage notes payable	542,926	233,689
Accrued expenses	5,917	6,320
Below-market lease liabilities, net	4,039	177
Deferred revenue	6,335	3,459
Tenant security deposits	161	20

Total liabilities related to assets held for sale	559,378	243,665

Net assets held for sale	$180,302	$97,673

22 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
The following operating results of the properties held for sale as of September 30, 2006 and the properties sold during the three and nine months ended September 30, 2006 and 2005 are included in discontinued operations for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating results:
Revenues	$21,289	$33,903	$76,828	$100,008
Property operating expenses	9,336	15,695	35,277	44,637
Impairment loss	6,988	5	8,353	1,044
Interest expense	7,988	12,171	31,890	35,830
Depreciation and amortization	6,898	11,592	22,008	34,902

Loss from operations before minority interest	(9,921)	(5,560)	(20,700)	(16,405)
Minority interest	696	621	1,919	1,632

Loss from operations, net	(9,225)	(4,939)	(18,781)	(14,773)

Yield maintenance fees	(38)	(53)	(13,943)	(176)
Minority interest	1	2	310	4

Yield maintenance fees, net	(37)	(51)	(13,633)	(172)

Gain on disposals, net of income taxes	11,482	1,720	82,934	6,510
Minority interest	(255)	(42)	(1,841)	(158)

Gain on disposals, net	11,227	1,678	81,093	6,352

Income (loss) from discontinued operations	$1,965	$(3,312)	$48,679	$(8,593)

Discontinued operations have not been segregated in the consolidated statements of cash flows.
(10) Repositioning
On August 17, 2006, the Company announced the appointment of a new President and Chief Executive Officer as well as strategic and organizational initiatives designed to reposition the Company, reduce costs and improve performance. As a result of this initiative the Company incurred severance and stock compensation costs, leasehold termination costs and professional and fees as follows:

						As of
	Accrued	Charges during			Accrued	September 30, 2006
	repositioning	the three			repositioning
	costs as of	months ended		Amortization	costs as of	Total costs &	Total expected
	June 30,	September 30,		& other	September 30,	adjustments to	costs &
	2006	2006	Cash payments	adjustments	2006	date	adjustments
Cash severance	$250	$17,278	$(15,220)	$—	$2,308	$17,560	$17,560
Stock compensation	—	4,344	—	(4,344)	—	4,344	4,344
Lease termination costs	—	2,675	(499)	(2,176)	—	2,675	2,675
Professional and other fees	—	5,482	(4,356)	—	1,126	5,974	7,425

	$250	$29,779	$(20,075)	$(6,520)	$3,434	$30,553	$32,004

23 of 63

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
(In thousands, except unit and share, per share and building data)
(11) Subsequent events
On November 2, 2006, the Company entered into a definitive contract for the sale of the State Street Financial Center, located in Boston Massachusetts, for a sale price in excess of $880 million, before defeasance and other settlement costs. The purchaser is a Northeast-based private real estate investment group. The Company owns a 70% interest in the property through a joint venture. The sale of the property is subject to a right of first refusal by our joint venture partner. The Company anticipates closing on the transaction late in 2006 or in the first quarter of 2007.

24 of 63

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

25 of 63

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
We believe that our competitive advantage over traditional real estate companies is our ability to provide banks and other financial institutions with operational flexibility and the benefits of reduced real estate exposure. We seek to become the preferred landlord of leading banks and other financial institutions through the development of mutually beneficial relationships and by offering flexible acquisition structures and lease terms. We believe that financial institutions enjoy our long-term relationship oriented business strategy rather than undergoing a competitive, selective bidding process with multiple real estate companies. Transactions involving Bank of America, N.A., Wachovia Bank, N.A., Citizens Financial Group, Inc. and Regions Financial Corporation demonstrate our ability to cultivate and maintain mutually beneficial relationships with leading financial institutions.
As of September 30, 2006 we owned or held leasehold interests in 1,135 properties located in 38 states and Washington, D.C., including 679 bank branches, 432 office buildings and 24 land parcels containing an aggregate of approximately 34.5 million rentable square feet. In addition, we own 239 retail bank branches comprising of 975,000 square feet in 11 states in an unconsolidated joint venture. This investment was recorded initially at the Company’s cost and subsequently adjusted for the Company’s share, 25.2%, of equity in income or loss and will be adjusted for cash contributions and distributions.
Acquisitions
During the three months ended September 30, 2006, we acquired interests in 42 properties, containing an aggregate of approximately 202,000 square feet, for a total net purchase price of $27.2 million. The majority of these properties were purchased under the terms of existing formulated price contracts.
Dispositions
During the three months ended September 30, 2006, the Company generated $75.8 million of net proceeds from the disposition of 42 properties comprising approximately 914,000 square feet and 7 vacant land parcels. Included in these dispositions were 23 branch properties with an average occupancy rate of 38.5% and 19 office properties with an average occupancy rate of 62.1%.
Financings
During the three months ended September 30, 2006, the Company increased advances under its secured credit facility by $57.9 million through utilizing capacity available from existing properties and properties recently acquired. Included in these advances was $25.0 million secured by One Montgomery in San Francisco, California, which had been subject to a $19.0 million mortgage that reached maturity in June of 2006. This was partially offset by $2.4 million in advances repaid relating to properties sold during the period. As of September 30, 2006, the Company had $279.2 million of advances outstanding from the secured credit facility and $120.8 million of additional, uncollateralized availability under this facility.

26 of 63

The Company paid down $5.3 million of mortgage principal in connection with the extension of the short-term bridge facility secured by One Citizens Plaza in Providence, Rhode Island, One Colonial Place in Glen Allen, Virginia, and Bank of Oklahoma in Oklahoma City, Oklahoma. In July 2006, the short-term bridge facility was extended to late August 2006 and was subsequently extended until October 31. In October 2006 the short-term bridge facility for these two properties was extended until December 29, 2006, contingent upon executing in November 2006 a loan application for the refinancing of these two properties with the lender currently providing the short-term bridge facility. The third property is currently being evaluated as an asset which may be either sold or refinanced. In October 2006 the short-term bridge facility for this property was extended until January 31, 2007, contingent upon the extension of the other two properties.
Subsequent to the end of the quarter, in October 2006 the mezzanine loan secured by One Lincoln Street in Boston, Massachusetts was amended with the current lender to extend the interest-only period from October 11, 2006 to October 11, 2007 and to extend the maturity date from July 11, 2013 to February 11, 2015. In addition, the loan’s interest rate during the interest-only period was amended from LIBOR plus 1.834% to LIBOR plus 1.25% and the fixed interest rate, in effect after the expiration of the interest-only period on October 11, 2007, was amended from 9.75% to 12.00%. The loans was also amended to allow for the prepayment of the loan during the interest-only period without penalty.
Portfolio Review
Summarized in the table below are our key portfolio statistics. During the three months ended September 30, 2006, occupancy increased as a result of net leasing activity, while other portfolio statistics decreased due to the recapture of approximately 108,000 square feet of scheduled short-term space occupied by bank tenants. Over the upcoming periods, we expect that our occupancy will increase through the lease-up of core properties to non-financial tenants and the disposal of non-core properties, which will decrease other ratios.

	Sept. 30,	June 30,
	2006	2006
Occupancy	86.6%	86.2%
% base revenue from financial institutions	84.8%	84.8%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	81.3%	81.5%
% base revenue from net leases (1)	81.6%	81.6%
Average remaining lease term (years)	12.7	12.8

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straightline basis over the initial term of the lease. Since many of ourleases provide for rental increases at specified intervals, straightline basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Revenues also include income related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.
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

27 of 63

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

28 of 63

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

29 of 63

Recent Accounting Pronouncements
In April 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (FSP FIN 46R-6). This FSP addresses certain implementation issues related to FIN 46R. Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (i) whether an entity is a variable interest entity (VIE), (ii) which interests are “variable interests” in the entity, and (iii) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. We are required to apply the guidance in FSP FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company evaluates the impact of FSP FIN 46R-6 at the time any such “reconsideration event” occurs, and for any new entities, as applicable.
In June 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. It is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of this Interpretation, but we do not believe it will have a material effect on our financial position or results of operations.
In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending November 15, 2006. The Company is currently evaluating the effects of The Bulletin, but does not believe it will have a material effect on its financial position or results of operations.
Also in September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its financial statements.

30 of 63

Results of Operations
Comparison of the Three Months Ended September 30, 2006 and 2005
The following comparison of our results of operations for the three months ended September 30, 2006 to the three months ended September 30, 2005, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at July 1, 2005 and still owned by us at September 30, 2006, excluding assets held for sale at September 30, 2006; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from July 1, 2005 through September 30, 2006; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Significant acquisitions include Fireman’s Fund, Wachovia Southtrust portfolio, One Citizen Plaza, National City portfolio, 801 Market Street and properties acquired under our formulated price contracts.

Amounts in thousands:					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues:
Rental income	$62,884	$61,364	$13,306	$4,290	$(269)	$(175)	$75,921	$65,479
Operating expense reimbursements	45,926	47,089	1,379	371	35	(127)	47,340	47,333
Interest and other income	348	1,584	6	16	600	384	954	1,984

Total revenues	109,158	110,037	14,691	4,677	366	82	124,215	114,796
Property operating expenses	66,045	60,990	4,952	1,037	(2,203)	(2,458)	68,794	59,569

Net operating income	43,113	49,047	9,739	3,640	2,569	2,540	55,421	55,227

Marketing, general and administrative	—	—	—	—	6,130	5,932	6,130	5,932
Broken deal costs	—	—	—	—	40	227	40	227
Repositioning	—	—	—	—	8,157	—	8,157	—
Amortization of deferred equity compensation	—	—	—	—	2,080	2,528	2,080	2,528
Severance	—	—	—	—	21,622	—	21,622	—

Earnings before interest, depreciation and amortization	43,113	49,047	9,739	3,640	(35,460)	(6,147)	17,392	46,540
Depreciation and amortization	31,348	33,779	5,765	2,447	1,480	369	38,593	36,595

Operating income	$11,765	$15,268	$3,974	$1,193	$(36,940)	$(6,516)	(21,201)	9,945

Interest expense							(38,671)	(32,418)
Gain on sale of properties in continuing operations							1,213	—
Equity income from joint venture							(719)	—
Minority interest							1,230	426

Loss from continuing operations							(58,148)	(22,047)

Discontinued operations, net							(9,225)	(4,939)
Yield maintenance fees, net							(37)	(51)
Net gains on disposals							11,227	1,678

Income (loss) from discontinued operations							1,965	(3,312)
Net income (loss)							$(56,183)	$(25,359)

Rental Revenue
Rental income increased $10.4 million, or 15.9%, to $75.9 million for the three months September 30, 2006 from $65.5 million for the three months ended September 30, 2005. This increase is primarily related to an increase in rental revenue from Acquisitions which increased $9.0 million compared for the three months ended September 30, 2006. This increase in rental revenue from Acquisitions includes a full quarter of results for Acquisitions purchased in 2005 and a partial period of results for Acquisitions purchased in 2006.
Same Store rental income increased $1.5 million, or 2.4%, to $62.9 million for the three months ended September 30, 2006 from $61.4 million for the three months ended September 30, 2005. Rental income in Same Store increased largely due to lease-up of vacancy within certain portfolios, particularly Harborside in Jersey City, NJ, and properties within the Wachovia, N.A. and Dana portfolios. Also, additional revenue was recorded in our Regions portfolio during the three months ended September 30, 2006 caused by favorable adjustments to leased square footage following the re-measurement of buildings within the portfolio.

31 of 63

Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements were unchanged at approximately $47.3 million for both the three months ended September 30, 2006 and September 30, 2005. Property operating expenses increased $9.2 million, or 15.4%, to $68.8 million for the three months ended September 30, 2006, from approximately $59.6 million for three months ended September 30, 2005. The increase in property operating expenses is partially attributable to results for the three months ended September 30, 2006 including a full quarter of results for Acquisitions purchased in 2005 and a partial period of results for Acquisitions purchased in 2006. The increase also relates to a $5.1 million increase in operating expenses within the Same Store portfolio during the three months ended September 30, 2006 compared to the prior year period. Total operating expense reimbursements as a percentage of total property operating expenses (“reimbursement ratio”) decreased to 68.8% from 79.5%. This decrease is primarily due to Same Store, which had reimbursement ratios of 69.5% and 77.2% for the three months ended September 30, 2006 and 2005, respectively.
During the three months ended September 30, 2006, Same Store operating expenses increased due to a leasehold impairment of $1.5 million, recorded on a sublease at our Harborside, NJ property due to a sub-tenant lease modification resulting in leasing less generator capacity as was previously negotiated. This impairment was recorded by comparing the net cash inflows we anticipate receiving from this sub-tenant to the net cash outflows we will pay under our leasehold interest obligation. The Company also recorded a provision for tenant litigation of $0.6 million resulting from a tenant dispute over past due rent. As the collection of such rent is uncertain, the receivable has been reserved. In addition, $0.7 million was offset against operating expense reimbursements during the three months ended September 30, 2006 relating to post-closing development requirements of a tenant. Excluding these period adjustments, the Same Store reimbursement ratio increases to 72.9%.
Also contributing to the Same Store ratio decrease were occupancy, expense, and reimbursement variances within the Wachovia portfolio purchased in September 2004. During the three months ended September 30, 2005, the bank tenant occupied approximately 607,000 of additional square feet compared to the three months ended September 30, 2006. This additional occupancy resulted in a higher reimbursement rate within this portfolio in 2005. This was partially offset by higher operating expenses within certain properties managed directly by the financial institution tenant. Such costs are fully reimbursed by the tenant. Furthermore, the 2004 operating expense reconciliation associated with this Wachovia portfolio was finalized during the third quarter of 2005 which contributed an additional $1.3 million of operating expense reimbursement during this period.
Within the Regions portfolio acquired in June 2005, operating expenses were $0.7 million higher in the third quarter of 2006 compared to the comparable prior year period when the financial institution tenant continued to directly pay for property operating expenses subsequent to the acquisition. The Company completed its reconciliation with the tenant relating to these expenses during 2006. Operating expense reimbursement within this period decreased to 59.1% during the three months ended September 30, 2006 from 83.4% in the comparable 2005 period. This decrease is a result of transition space released by the bank tenant totaling approximately 98,000 square feet subsequent to September 30, 2005. The tenant had previously reimbursed their allocable share of operating expenses on such released premises.
The Company renewed its property level insurance premiums resulting in an increase of $1.2 million in the three months ended September 30, 2006 compared to the prior year period. In addition, higher repairs and maintenance expenditures of $1.0 millions and real estate taxes of $1.4 million contributed to the overall increase in operating expenses.
Interest and other income
Interest and other income decreased $1.0 million from $2.0 million for the three months ended September 30, 2005 to $1.0 million for the three months ended September 30, 2006. Other income in the three months ended September 30, 2005 includes the receipt of a $1.3 million termination fee at our 123 South Broad Street Unit II building.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased $0.2 million, or 3.3%, to $6.1 million for three months ended September 30, 2006, from $5.9 million for the three months ended September 30, 2005. This increase was primarily attributable to increased personnel costs associated with increasing staffing levels year over year, as well as an increase to our renewed directors and officers insurance premium. These increases were partially offset by a decrease in travel costs and office related expenses resulting from closing the London office. Marketing, general and administrative expenses as a percentage of total revenues decreased to 4.9% for three months ended September 30, 2006, from 5.2% for the three months ended September 30, 2005.
Broken Deal Costs
Broken deal costs, which relate to withdrawing from potential transactions, were $.04 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively. Our policy is to capitalize, as deferred costs, external expenses associated with potential acquisitions. However, when we make the decision not to pursue transactions that do not meet our investment criteria, the previously capitalized costs are immediately expensed as broken deal costs in our consolidated statement of operations.

32 of 63

Repositioning
On August 17, 2006, the Company announced the results of a strategic review of its operations. This review resulted in several broad initiatives which include accelerating asset sales, reducing the Company’s leverage ratio and reducing marketing, general and administrative expenses. During the three months ended September 30, 2006, the Company incurred $8.2 million of charges associated with the repositioning plan. These charges are primarily comprised of $3.9 million in professional and other fees related to the strategic review, $2.7 million in termination and impairment charges incurred primarily in connection with subleasing the Company’s New York office, and $1.6 million of previously deferred costs related to the Company’s decision not to pursue a collateralized financing arrangement.
Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation was $2.1 million in the three months ended September 30, 2006 compared to $2.5 million for the three months ended September 30, 2005, a decrease $0.4 million or 17.7%. The decrease reflects the full amortization of restricted shares issued in July 2003, which vested over a three year period, offset by the issuance of additional unvested restricted shares in 2006.
Severance and Related Accelerated Amortization of Deferred Compensation
During the three months ended September 30, 2006, we recorded estimated severance charges related to the separation our former President and Chief Executive Officer, and two additional senior executives, positions which will not be refilled, as well as certain other employees. These charges include a combination of cash severance and accelerated vesting of equity compensation totaling $17.3 million and $4.3 million, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.0 million, or 5.5%, to $38.6 million for the three months ended September 30, 2006, from $36.6 million for the three months ended September 30, 2005. This increase is primarily related to the timing of acquisitions due to depreciation and amortization expense for the three months ended September 30, 2006 including a full quarter of results for Acquisitions purchased in 2005 and a partial period of results for Acquisitions purchased in 2006.
Depreciation and amortization in Same Store decreased $2.5 million from $33.8 million for the three months ended September 30, 2005 to $31.3 million for the three months ended September 30, 2006. This decrease primarily relates to a correction to the useful lives of certain assets recorded in the prior year. During the three months ended September 30, 2005, the Company discovered that certain depreciable assets, primarily intangible assets, were being amortized over the improper useful lives. After evaluating the impact of these adjustments, approximately $1.2 million of additional depreciation and amortization expense was recorded during the three months ended September 30, 2005 in order to adjust accumulated amortization to the proper balances as of September 30, 2005. The remaining decrease in depreciation and amortization primarily reflects early lease terminations in our 123 South Broad Street Unit II building in Philadelphia, PA and Beaver Valley in Wilmington, DE.
The increase in depreciation and amortization expense during the three months ended September 30, 2006 in Corporate is primarily attributable to leasehold improvements, office furniture and fixtures due to the expansion of our corporate offices as well as hardware and software associated with our new information system.
Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt increased $6.3 million, or 19.4%, to $38.7 million for the three months ended September 30, 2006, from $32.4 million for the three months ended September 30, 2005. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:
New Borrowings. During the period from July 1, 2005 to September 30, 2006, we received proceeds of $296.4 million under new mortgages, secured by properties acquired during the period, which increased interest expense by $2.5 million.
Secured Credit Facility. Interest expense on our secured credit facility increased by $4.4 million. This increase is attributable to an increase in average advances to $260.3 million during the three months ended September 30, 2006 from $50.8 million during the three months ended September 30, 2005, as well as an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 7.1% during the three months ended September 30, 2006, from 5.3% during the three months ended September 30, 2005.

33 of 63

Refinancing. In December 2005, we completed the refinancing of the mortgage debt of approximately $161.3 million on our Dana Commercial Credit portfolio to a non-amortizing mortgage of $180.0 million. The interest rate increased from 4.04% to 5.61% as a result of this refinancing, which also extended the term by approximately seven years. The increase of both principal and interest rate resulted in additional interest expense of $0.7 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.
Debt Amortization and Extinguishment. These aforementioned increases in interest expense are partially offset by contractual debt amortization and the early extinguishment of debt of approximately $83.1 million during the period from July 1, 2005 to September 30, 2006.
Gain on Disposal of Properties in Continuing Operations
The Company sold seven parcels of land for a net gain of $1.2 million in the three months ended September 30, 2006. During the three months ended September 30, 2005, the Company realized a gain of $0.1 million related to the purchase of an interest rate cap related to the sale of the 30% interest in State Street Financial Center.
Equity in Loss from Unconsolidated Joint Venture
During the three months ended September 30, 2006, our allocated share in the loss of our Citizens Bank unconsolidated joint venture totaled $0.7 million. This loss includes our allocated portion of depreciation and interest expense totaling $2.1 million. The Company earns a management fee of 0.15% of property value under management, defined as the original purchase price. The gross amount of management fees, totaling $0.1 million are included in interest and other income from continuing operations.
Minority Interest
Minority interest was $1.2 million and $0.4 million, during the three months ended September 30, 2006 and September 30, 2005, respectively. During the three months ended September 30, 2006, this amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from 801 Market Street property to third parties that own a minority interest in those properties. However, on October 31, 2005, the Company acquired the remaining 11% limited partnership interest in the entity that owns 123 S. Broad Street in Philadelphia, PA. Therefore, allocations of minority interest on 123 South Broad occurred during the three months ended September 30, 2005, but did not occur during the three months ended September 30, 2006.
Discontinued Operations
Following the announcement of its repositioning plan on August 17, 2006, the Company began a process of identifying and disposing of non-core assets and selected marquee properties. Included in discontinued operations at September 30, 2006 is State Street Financial Center (“State Street”), a 1.0 million square foot office tower located in Boston, MA. Due to its materiality, State Street is presented separately in the following table of discontinued operations:

	Three Months Ended
	September 30,
	2006			2005
	State Street		Total Discontinued	State Street		Total Discontinued
	Financial Center	Other Properties	Operations	Financial Center	Other Properties	Operations
Operating results:
Revenues	$17,223	$4,066	$21,289	$18,092	$15,811	$33,903
Property operating expenses	4,210	5,126	9,336	5,157	10,538	15,695
Impairment loss	—	6,988	6,988	—	5	5
Interest expense	7,896	92	7,988	8,065	4,106	12,171
Depreciation and amortization	6,678	220	6,898	6,679	4,913	11,592

Loss from operations before minority interest	(1,561)	(8,360)	(9,921)	(1,809)	(3,751)	(5,560)
Minority interest	487	209	696	567	54	621

Loss from operations, net	(1,074)	(8,151)	(9,225)	(1,242)	(3,697)	(4,939)

34 of 63

Discontinued Operations — Loss from Discontinued Operations.
Loss from discontinued operations increased $4.3 million to a loss of $9.2 million, net of minority interest, for the three months ended September 30, 2006, from a loss of $4.9 million, net of minority interest, for the three months ended September 30, 2005. Impairment charges included in discontinued operations totaled $7.0 million in the three months ended September 30, 2006 compared to none in the three months ended September 30, 2005. Significant property impairments taken in the current period include a $4.8 million charge taken against a single property in the Bank of America 2003 portfolio and an aggregate of $1.5 million in impairment charges taken in the Charter One/Citizens Bank portfolio. Excluding impairments, properties included in discontinued operations generated a loss of $2.2 million for the three months ended September 30, 2006, compared to a loss of $4.9 million during the three months ended September 30, 2005.
Discontinued Operations — Net Gains
During the three months ended September 30, 2006 and 2005, we sold 38 and 12 properties for a gain of $11.2 million and $1.7 million, net of minority interest and income tax expense, respectively. We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of acquisition and dispose of them within approximately 12 months of acquisition. If we sell properties at a gain, we may incur income tax liability.

35 of 63

Comparison of the Nine Months Ended September 30, 2006 and 2005
The following comparison of our results of operations for the nine months ended September 30, 2006 to the nine months ended September 30, 2005, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2005 and still owned by us at September 30, 2006, excluding assets held for sale at September 30, 2006; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2005 through September 30, 2006; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Acquisitions include the National City Bank Building, Bank of America — West, One Montgomery Street, 801 Market Street, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio, Household, Fireman’s Fund, One Citizen Plaza, One Colonial Plaza, National City portfolio and properties acquired under our formulated price contracts.

Amounts in thousands:					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues:
Rental income	$165,985	$165,069	$57,863	$15,749	$(863)	$(575)	$222,985	$180,243
Operating expense reimbursements	130,329	123,223	10,730	3,670	(131)	(126)	140,928	126,767
Interest and other income	1,186	2,360	108	51	2,163	1,945	3,457	4,356

Total revenues	297,500	290,652	68,701	19,470	1,169	1,244	367,370	311,366
Property operating expenses	179,684	164,133	27,902	8,129	(7,267)	(6,266)	200,319	165,996

Net operating income	117,816	126,519	40,799	11,341	8,436	7,510	167,051	145,370

Marketing, general and administrative	—	—	—	—	19,360	17,132	19,360	17,132
Broken deal costs	—	—	—	—	173	1,167	173	1,167
Repositioning	—	—	—	—	8,649	—	8,649	—
Amortization of deferred equity compensation	—	—	—	—	7,402	8,078	7,402	8,078
Severance	—	—	—	—	21,904	4,503	21,904	4,503

Earnings before interest, depreciation and amortization	117,816	126,519	40,799	11,341	(49,052)	(23,370)	109,563	114,490
Depreciation and amortization	83,972	86,300	27,405	8,438	3,213	821	114,590	95,559

Operating income	$33,844	$40,219	$13,394	$2,903	$(52,265)	$(24,191)	(5,027)	18,931

Interest expense							(113,973)	(84,680)
Net loss on investments							—	(530)
Gain on sale of properties in continuing operations							2,030	122
Equity income from joint venture							(700)	—
Minority interest							2,857	2,099

Loss from continuing operations							(114,813)	(64,058)

Discontinued operations, net							(18,781)	(14,773)
Yield maintenance fees, net							(13,633)	(172)
Net gains on disposals							81,093	6,352

Income (loss) from discontinued operations							48,679	(8,593)

Net loss							$(66,134)	$(72,651)

Rental Revenue
Rental income increased $42.7 million, or 23.7%, to $223.0 million for the nine months ended September 30, 2006, from $180.2 million for the nine months ended September 30, 2005. This increase is primarily related to the rental revenue for the nine months ended September 30, 2006 including a full nine months of results for Acquisitions purchased in 2005 and a partial period of results for Acquisitions purchased in 2006. Acquisition rental revenue increased $42.1 million in the current period compared to the nine months ended September 30, 2005.
Same Store rental income increased $0.9 million, or 0.5%, to $166.0 million for the nine months ended September 30, 2006 from $165.1 million for the nine months ended September 30, 2005. This increase primarily reflects lease-up of vacancy within certain properties, particularly Harborside in Jersey City, NJ, the Wachovia Bank, N.A. portfolio, 101 Independence in Charlotte, NC and the Bank of America 2004 portfolio. Also, additional revenue was recorded in our Bank of America 2004 portfolio during the nine months ended September 30, 2006 reflecting favorable adjustments to leased square footage following the re-measurement of buildings within

36 of 63

the portfolio that were completed in the fourth quarter of 2005. These increases were partially offset by $1.0 million of accelerated amortization of a below-market lease liability recorded during the nine months ended September 30, 2005. This accelerated amortization was associated with an early lease termination by a non-bank third party tenant, initiated by the tenant due to its financial instability. In addition, scheduled lease terminations in our Dana Commercial Credit portfolio, 123 South Broad Street Unit II building in Philadelphia, PA as well as at Beaver Valley in Wilmington, DE also had an unfavorable impact on rental revenue in the current period versus the nine months ended September 30, 2005.
Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements increased $14.2 million, or 11.1%, to $140.9 million for the nine months ended September 30, 2006, from $126.8 million for the nine months ended September 30, 2005. Property operating expenses increased $34.3 million, or 20.7%, to $200.3 million for the nine months ended September 30, 2006, from $166.0 million for nine months ended September 30, 2005. Both these increases are partially related to the effect of Acquisitions which represents $7.1 million and $19.8 million of the increase in operating expense reimbursements and property operating expenses, respectively. Total operating expense reimbursements as a percentage of total property operating expenses (“reimbursement ratio”) decreased to 70.4% from 76.4%. This decrease is also partially due to Acquisitions, which had reimbursement ratios of 38.5% and 45.1% for the nine months ended September 30, 2006 and 2005, respectively, as acquired properties have a lower recovery than properties in the Same Store portfolio, based on the structure of the corresponding leases and overall occupancy.
Same Store operating expense reimbursements increased $7.1 million, or 5.8%, to $130.3 million for the nine months ended September 30, 2006, from $123.2 million for the nine months ended September 30, 2005. Same Store property operating expenses increased $15.6 million, or 9.5%, to $179.7 million for the nine months ended September 30, 2006, from $164.1 million for the nine months ended September 30, 2005. Same Store reimbursement ratios decreased to 72.5% from 75.1% for the nine months ended September 30, 2006 and 2005.
Property operating expenses increased as a result of leasehold impairments of $3.3 million recorded in connection with the execution of subleases at our Harborside, NJ leasehold location during the nine months ended September 30, 2006. These impairments were recorded in connection with comparing the net cash inflows we anticipate receiving from sub-tenants to the net cash outflows we will pay under our leasehold interest obligation. The Company also recorded a provision for tenant litigation of $0.6 million during the period resulting from a tenant dispute over past due rent. As the collection of such rent is uncertain, the receivable has been reserved. In addition, $0.7 million was offset against operating expense reimbursements during the nine months ended September 30, 2006, relating to post-closing development requirements of a tenant. Excluding these adjustments, the Same Store reimbursement ratio would increase to 73.7%.
Also contributing to the Same Store ratio decrease were occupancy, expense and reimbursement variances within the Wachovia portfolio purchased in September 2004. During the nine months ended September 30, 2005, the bank tenant occupied approximately 607,000 of additional square feet compared to the nine months ended September 30, 2006. This additional occupancy resulted in a higher reimbursement rate within this portfolio in 2005. This was partially offset by higher operating expenses within certain properties managed directly by the financial institution tenant. Such costs are fully reimbursed by the tenant. Furthermore, the 2004 operating expense reconciliation associated with this Wachovia portfolio was finalized during the third quarter of 2005 which contributed an additional $1.3 million of operating expense reimbursement during this period.
Property operating expenses in the Bank of America, N.A. portfolios purchased in June 2003 and October 2004 increased primarily as a result of higher repairs and maintenance, utility and real estate tax expenses, during the nine months ended September 30, 2006. These higher property operating expenses resulted in higher operating expense reimbursements based on the tenants’ pro rata share. Accordingly, there was little change in the reimbursement ratios of these portfolios.
The Company renewed its property level insurance premiums resulting in an increase of $0.6 million in the nine months ended September 30, 2006 compared to the prior year period. In addition, higher repairs and maintenance expenditures of $2.8 million and real estate taxes of $4.2 million contributed to the overall increase in operating expenses.
Interest and other income
Interest and other income decreased $0.9 million from $4.4 million for the nine months ended September 30, 2005 to $3.5 million for the nine months ended September 30, 2006. The decrease primarily reflects the receipt of a $1.3 million termination fee at our 123 South Broad Street Unit II building in September of 2005. This decrease was partially offset by lower interest income and lease termination fees paid in the nine months ended September 30, 2006.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased $2.2 million, or 13.0%, to $19.4 million for nine months ended September 30, 2006, from $17.1 million for the nine months ended September 30, 2005. This increase was primarily attributable to increased personnel costs, including recruiting fees, associated with increasing staffing levels year over year, professional fees related to internal audit services as well as an increase to our renewed directors and officers’ insurance premium. These increases were partially offset by a decrease in travel costs and office related expenses resulting from closing our London office. Marketing, general and administrative expenses as a percentage of total revenues decreased to 5.3% for nine months ended September 30, 2006, from 5.5% for the nine months ended September 30, 2005.

37 of 63

Broken Deal Costs
Broken deal costs, which relate to withdrawing from potential transactions, were $0.2 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. Our policy is to capitalize, as deferred costs, external expenses associated with potential acquisitions. However, when we make the decision not to pursue transactions that do not meet our investment criteria, the previously capitalized costs are immediately expensed as broken deal costs in our consolidated statement of operations.
Repositioning
On August 17, 2006, the Company announced the results of a strategic review of its operations. This review resulted in several broad initiatives which include accelerating asset sales, improving the Company’s leverage ratio and reducing marketing, general and administrative expenses. During the nine months ended September 30, 2006, the Company incurred $8.6 million of charges associated with the repositioning plan. These changes are primarily comprised of $4.4 million in professional and other fees related to the strategic review, $2.7 million in termination and impairment charges incurred primarily in connection with subleasing the Company’s New York office, and $1.6 million of previously deferred costs related to the Company’s decision not to pursue a collateralized financing arrangement.
Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation was $7.4 million and $8.1 million for the nine months ended September 30, 2006 and 2005, respectively. This decrease was due to restricted stock grants issued in September 2002 to the board of trustees, which were amortized over a three year vesting period ending in September 2005 in addition to a full period of amortization of restricted shares issued in July 2003, which vested over a three year period. These decreases are offset by the issuance of additional unvested shares in 2006.
Severance and Related Accelerated Amortization of Deferred Compensation
During the nine months ended September 30, 2006, we recorded estimated severance charges related to the separation our former President and Chief Executive Officer, and two additional senior executives, positions which will not be refilled, as well as certain other employees. These charges include a combination of cash severance and accelerated vesting of equity compensation totaling $17.6 million and $4.3 million, respectively.
During the nine months ended September 30, 2005, we incurred severance charges related to the separation of two senior officers. These severance charges included the amortization of deferred compensation associated with the acceleration of vesting and additional issuance of restricted stock awards, as applicable.
Depreciation and Amortization Expense
Depreciation and amortization expense increased approximately $19.0 million, or 19.9%, to $114.6 million for the nine months ended September 30, 2006, from $95.6 million for the nine months ended September 30, 2005. This increase is related primarily to the timing of acquisitions due to depreciation and amortization expense for the nine months ended September 30, 2006 including nine months of expense for Acquisitions purchased in 2005 and a partial period of expense for Acquisitions purchased in 2006. As a result, depreciation and amortization for Acquisitions increased $19.0 million in the nine months ended September 30, 2006 compared to the prior year period.
Depreciation and amortization in Same Store decreased $2.3 million from $86.3 million for the nine months ended September 30, 2005 to $84.0 million for the nine months ended September 30, 2006. This decrease includes lower depreciation and amortization at our 123 South Broad Street Unit II building in Philadelphia, PA and our Beaver Valley property in Wilmington, DE reflecting the impact of early lease terminations on these properties. Also, depreciation and amortization in the Bank of America, N.A. 2003 portfolio decreased principally due to the accelerated amortization of intangibles and leasehold improvements recorded during the second quarter of 2005 related to an early lease termination by a non-bank third party tenant, initiated by the tenant due to its financial instability. Additionally, the change in Same Store depreciation and amortization expense reflects the previously described correction to the useful lives of certain assets recorded in the prior year.
These decreases were partially offset by higher depreciation and amortization expense in certain properties due to additional capital and tenant improvements and the acceleration of depreciation and amortization of tenant improvements and intangible assets related to the early release of space in Bank of America Plaza in St. Louis, MO, recorded in the first quarter of 2006.
The increase in depreciation and amortization expense during the nine months ended September 30, 2006, in Corporate is primarily attributable to leasehold improvements, office furniture and fixtures due to the expansion of our corporate offices as well as hardware and software associated with our new information system.

38 of 63

Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt increased approximately $29.3 million, or 34.6%, to $114.0 million for the nine months ended September 30, 2006, from $84.7 million for the nine months ended September 30, 2005. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:
New Borrowings. During the period from January 1, 2005 to September 30, 2006, we received proceeds of $381.8 million under new mortgages, secured by properties acquired during the period, which increased interest expense by $12.0 million. In addition, in March 2005, we completed the $304.0 million long-term financing, secured by the Bank of America, N.A. portfolio purchased in October 2004. This financing bore interest at a floating rate equal to LIBOR plus 0.02% through June 14, 2005 (3.11% in June 2005), before resetting to the contractual fixed rate of 5.96% for the remainder of the loan term. The net effect of the financing and its higher interest rate was an increase to interest expense of $5.2 million.
Secured Credit Facility. Interest expense on our secured credit facility increased by $10.0 million. This increase is attributable to an increase in average advances to $222.4 million during the nine months ended September 30, 2006 from $73.6 million during the nine months ended September 30, 2005, as well as an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 6.8% during the nine months ended September 30, 2006 from 3.8% during the nine months ended September 30, 2005. In March 2005, we repaid the $270.0 million advance drawn in October 2004 to partially fund the acquisition of the Bank of America, N.A. portfolio. These funds were repaid in March 2005, when proceeds of $304.0 million from a long-term loan secured by the portfolio were received.
Refinancing. In December 2005, we completed the refinancing of the mortgage debt of approximately $161.3 million on our Dana Commercial Credit portfolio to a non-amortizing mortgage of $180.0 million. The interest rate increased from 4.04% to 5.61% as a result of this refinancing. The increase of both principal and interest rate resulted in additional interest expense of $2.1 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.
Variable to Fixed Changes in Interest Rates. The mortgage secured by properties acquired from Wachovia Bank, N.A. in September 2004, reset from a variable rate of LIBOR plus 1.5% (4.27% in March 2005) to the contractual fixed rate of 6.4% in May 2005. Interest expense related to the Wachovia Bank, N.A. portfolio increased $0.4 million in the nine months ended September 30, 2006 compared to the same period in 2005, as a net result of interest rates reverting from variable to fixed, partially offset by amortization and the early extinguishment of debt.
Debt Amortization and Extinguishment. These aforementioned increases in interest expense are partially offset by contractual debt amortization and the early extinguishment of debt of approximately $116.8 million during the period from January 1, 2005 to September 30, 2006.
Loss on Investments
During the nine months ended September 30, 2005, we recorded a net loss on investments of $0.5 million, primarily due to a loss incurred on the sale of certain marketable securities. We no longer hold a position in such securities and therefore no such loss was incurred during the nine months ended September 30, 2006.
Gain on Disposal of Properties in Continuing Operations
We sold 13 parcels of land for a net gain of $2.0 million, during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company realized a gain of $0.1 million related the purchase an interest rate cap related to the sale of the 30% interest in State Street Financial Center.
Equity in Loss from Unconsolidated Joint Venture
During the nine months ended September 30, 2006, our allocated share in the loss includes of our Citizens Bank unconsolidated joint venture totaled $0.7 million. This loss includes our allocated portion of depreciation and interest expense totaling $2.1 million. The Company earns a management fee of 0.15% of property value under management, defined as the original purchase price. The gross amount of management fees, totaling $0.1 million are included in interest and other income from continuing operations.

39 of 63

Minority Interest
Minority interest was $2.9 million and $2.1 million, during the nine months ended September 30, 2006 and September 30, 2005, respectively. During the nine months ended September 30, 2006, this amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 801 Market Street property to third parties that own a minority interest in those properties. However, we acquired an 89% majority interest in 801 Market Street in April 2005; therefore, a portion of our allocations to minority interest were recorded on this property during the nine months ended September 30, 2005. In addition, during the nine months ended September 30, 2006, the 801 Market Street property incurred an annual, contingent, incentive management fee expense, which was not estimable until earned. This expense was not incurred during the same period in 2005. On October 31, 2005, the Company acquired the remaining 11% limited partnership interest in the entity that owns 123 S. Broad Street in Philadelphia, PA. Therefore, allocations of minority interest on 123 South Broad occurred during the nine months ended September 30, 2005, but did not occur during the nine months ended September 30, 2006.
Discontinued Operations
Following the announcement of its repositioning plan on August 17, 2006, the Company began a process of identifying and disposing of non-core assets and selected marquee properties. Included in discontinued operations at September 30, 2006 is State Street Financial Center (“State Street”), a 1.0 million square foot office tower located in Boston, MA. Due to its materiality, State Street is presented separately in the following table of discontinued operations:

	Nine Months Ended
	September 30,
	2006			2005
	State Street		Total	State Street		Total
	Financial	Other	Discontinued	Financial	Other	Discontinued
	Center	Properties	Operations	Center	Properties	Operations
Operating results:
Revenues	$52,007	$24,821	$76,828	$54,280	$45,728	$100,008
Property operating expenses	13,142	22,135	35,277	15,473	29,164	44,637
Impairment loss	—	8,353	8,353	—	1,044	1,044
Interest expense	23,557	8,333	31,890	24,058	11,772	35,830
Depreciation and amortization	20,035	1,973	22,008	20,035	14,867	34,902

Loss from operations before minority interest	(4,727)	(15,973)	(20,700)	(5,286)	(11,119)	(16,405)
Minority interest	1,566	353	1,919	1,670	(38)	1,632

Loss from operations, net	(3,161)	(15,620)	(18,781)	(3,616)	(11,157)	(14,773)
Discontinued Operations — Loss from Discontinued Operations.
Loss from discontinued operations increased $4.0 million to a loss of $18.8 million, net of minority interest, for the nine months ended September 30, 2006, from a loss of $14.8 million, net of minority interest, for the nine months ended September 30, 2005. Excluding impairment charges, the properties included in discontinued operations generated $10.4 million of net loss during the nine months ended September 30, 2006, compared to generating a loss of $13.7 million during the nine months ended September 30, 2005, primarily due to depreciation and amortization. Depreciation and amortization on a property ceases subsequent to being reclassified as held for sale. A majority of the properties sold or held for sale at September 30, 2006, such as the five 100% leased properties sold to Resnick Development Corp. in April 2006, were not held for sale at September 30, 2005 and depreciation and amortization expense was incurred on these properties during the nine months ended September 30, 2005, but not during the same period in 2006. The decrease is partially offset by the $7.4 million increase in impairment charges, to $8.4 million during the nine months ended September 30, 2006 from $1.0 million during the nine months ended September 30, 2005.
Discontinued Operations — Yield Maintenance Fees
During the nine months ended September 30, 2006 and 2005, we sold 12 and two properties encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $13.6 million and $0.2 million, net of minority interest, respectively.
Discontinued Operations — Net Gains
During the nine months ended September, 2006 and 2005, we sold 103 and 79 properties for a gain of $81.1 million and $6.4 million, net of minority interest and income tax expense, respectively. This includes the gain before defeasance costs of $56.9 million recorded in April 2006 related to the sale of five 100% leased properties to Resnick Development Corp.

40 of 63

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
Cash Flows for the Nine Months Ended September 30, 2006
During the nine months ended September 30, 2006, net cash provided by operating activities was approximately $3.8 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments particularly in the Bank of America, N.A. portfolio purchased in October 2004 due to higher rental revenue in the initial 12 month period and the timing of the payment of operating expenses. The increase in deferred revenue is due to the receipt of approximately $40.4 million from the Bank of America N.A. in January 2006 under the terms of a lease that we assumed in the acquisition of Dana Commercial Credit portfolio. We also received $9.2 million of standby subtenant fees from Charles Schwab & Co., Inc. during the nine months ended September 30, 2006. The quarterly prepayment received from Charles Schwab & Co., Inc increased from $2.4 million to $3.1 million in 2006 compared to 2005, and the final quarterly installment of prepaid sublease management fees of $0.6 million was paid on December 31, 2005. These changes were partially offset by the increase in prepaid expenses and other assets as result of the prepayment of interest expense associated with the refinancing of the debt on the Dana Commercial Credit portfolio and various real estate taxes.
Total 2006 dividends and distributions declared during the nine months ended September 30, 2006 were $97.1 million. As noted above, cash flows from operations during this period totaled $3.8 million, a difference of approximately $93.3 million compared to the amounts declared for dividends and distributions. This difference is partially attributable to $20.6 million in charges related to repositioning expenses and severance costs paid during the nine months ended September 30, 2006, although additional amounts were accrued to be paid in a subsequent quarter. Additionally, increased borrowings under our secured credit facility and adjustments on variable rate debt caused interest expense to increase $29.3 million from the comparable 2005 period. Furthermore, changes in operating assets and liabilities versus the comparable nine months period caused a decrease in cash flows of $19.2 million, principally resulting from higher prepaid expenses and lower deferred revenues (advance payments received under the Schwab agreement).
Net cash provided by investing activities was approximately $291.5 million. Investing activities consisted primarily of proceeds from sales of real estate of approximately $514.4 million, including proceeds from the sale of five 100% leased properties to Resnick Development Corp. These proceeds were partially offset by payments for acquisitions and an investment in a joint venture, net of cash acquired and deposits paid in previous periods, of approximately $160.0 million. Such acquisitions consisted of sixteen properties acquired from National City Bank, eight properties from Western Sierra, one property from First Charter Bank, and various properties under our formulated price contracts. Additionally, we spent approximately $32.1 million related to capital expenditures and leasehold costs, and purchase of $31.6 million of investments, including Pledged treasury securities.
Net cash used in financing activities was approximately $341.5 million. Financing activities consisted primarily of (i) dividends to shareholders and distributions to Operating Partnership unit holders of approximately $109.1 million, (ii) repayment of mortgage notes payable and credit facilities of approximately $346.2 million, (iii) approximately $3.5 million related to an increase in restricted cash, and (iv) approximately $1.1 million paid for deferred financing costs. These outflows were partially offset by proceeds from our secured credit facility of approximately $117.2 million, to fund a portion of the purchase price of the properties acquired during the nine months ended September 30, 2006, and approximately $1.2 million related to the exercise of stock options by a former executive officer.
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
Net cash used in investing activities was approximately $571.3 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired and deposits paid in previous periods, of approximately $632.7 million and approximately $27.0 million for payments related to capital expenditures and leasehold costs. These payments were partially offset by proceeds from sales of real estate of approximately $67.7 million and net sales of marketable securities of approximately $20.7 million.
Net cash provided by financing activities was approximately $447.2 million. Financing activities consisted primarily of proceeds from mortgage notes payable and credit facilities of approximately $720.2 million, which were principally from the secured financing on the Bank of America, N.A. portfolio that we acquired in October 2004 and the secured financings used to fund a portion of the purchase price of the properties acquired during the nine months ended September 30, 2005. We also received approximately $244.4 million of proceeds from the May 2005 public offering and the exercise of stock options as well as approximately $0.3 million of contributions from the minority interest owners of State Street Financial Center. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unit holders of approximately $98.2 million, (ii) repayment of mortgage notes payable, net of financing cost refunds, of approximately $389.0 million, (iii) approximately $4.4 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center and (iv) approximately $26.1 million related to an increase in restricted cash.

41 of 63

Liquidity and Capital Resources
Short-Term Liquidity Requirements
We had an aggregate of $67.3 million of cash, cash equivalents and short-term investments as of September 30, 2006, of which $30.3 million was in lock box accounts to fund monthly contractual debt service payments and reserve requirements.
As of September 30, 2006, we had $279.2 million of advances outstanding from our secured credit facility and $120.8 million of additional, uncollateralized availability under this facility. On October 18, 2006, the Company borrowed an additional $10.0 million of availability from this facility. As of September 30, 2006 an additional advance under this facility of approximately $80.0 million was in process, after which total unsecured availability for this facility will be $30.8 million.
In addition to our secured credit facility, we have an unsecured credit facility with $60.0 million borrowing limit, available for general corporate purposes, which includes $60.0 million sub-limit for letters of credit. In June 2006, the unsecured credit facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As of September 30, 2006, the Company had $65.3 million of letters of credit outstanding consisting of $59.2 million of unsecured letters of credit and $6.1 of cash collateralized letters of credit, resulting in a net availability of $0.8 million.
In October 2006 the mezzanine loan secured by One Lincoln Street in Boston, Massachusetts was amended with the current lender to extend the interest-only period from October 11, 2006 to October 11, 2007 and to extend the maturity date from July 11, 2013 to February 11, 2015. In addition, the loan’s interest rate during the interest-only period was amended from LIBOR plus 1.834% to LIBOR plus 1.25% and the fixed interest rate, in effect after the expiration of the interest-only period on October 11, 2007, was amended from 9.75% to 12.00%. The loan was also amended to allow for prepayment loan during the interest-only period without penalty.
Excluding acquisitions pending under our formulated price contracts, as of September 30, 2006, we had no pending acquisitions under contract or letters of intent.
As of September 30, 2006, we had approximately $38.4 million in pending acquisitions under outstanding notifications and notifications we anticipate receiving under our formulated price contracts. Pursuant to our formulated price contracts, we acquire, or assume leasehold interests in, the surplus bank branches of financial institutions at a formulated price established by independent appraisals. We were still in due diligence periods and had not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate acquiring, based on the appraisals we have received for similar properties. The acquisition of these properties will be principally financed with cash generated by property dispositions and our secured line of credit.
In connection with the Company’s repositioning strategy, the former CEO and President, and two additional senior executives, positions which will not be refilled, along with several other former employees were paid an aggregate of $15.2 million in severance payments. In addition, $4.4 million was paid to various attorneys, banking advisors and consultants that have assisted the Company in its repositioning strategy. Such payments were made during the three months ended September 30, 2006.
In October 2006, we received of proceeds $0.6 million from the disposition of two properties net of debt prepayment and transaction costs. Primary outflows of cash in October 2006 included the payment of our dividends and distributions declared in September 2006 of $25.3 million.
In November and December 2006, we anticipate receiving aggregate proceeds from selling non-core properties of approximately $26.2 million, net of principal payments, yield maintenance fees on related debt, and transaction costs. Such dispositions, which are currently under contract, are subject to the buyers’ due diligence. We cannot assure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.
On November 2, 2006, the Company entered into a definitive contract for the sale of the State Street Financial Center, located in Boston, Massachusetts, for a sale price in excess of $880.0 million, before defeasance and other settlement costs. The purchaser is a Northeast-based private real estate investment group. The Company owns a 70% interest in the property through a joint venture. The sale of the property is subject to a right of first refusal by our joint venture partner. The Company anticipates closing on the transaction late in 2006 or in the first quarter of 2007. If completed, the Company’s portion of the net proceeds resulting from this sale is expected to exceed $175.0 million, after debt payoff, defeasance costs and other related expenses.
As of September 30, 2006, we had 13 formulated price contracts with banking institutions, including contracts with three of the six largest depositary institutions in the United States. Unless terminated, our formulated price contracts automatically renew on an annual basis. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If

42 of 63

we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms, or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.
In July 2006, the short-term bridge facility initially received in anticipation of completing a pooled securitization financing, secured by Bank of Oklahoma Plaza, One Citizens Plaza and One Colonial Place, was extended to late August 2006 and was subsequently extended until October 31, 2006. At the time of extension until October 31, 2006, the outstanding loan balance was reduced by $5.3 million. The portion of the short-term bridge facility secured by Bank of Oklahoma Plaza and One Citizens Plaza includes approximately $16.2 million of recourse to our Operating Partnership. During the third quarter of 2006, the Company elected not to pursue the completion of a pooled securitization financing based on its new repositioning strategy. Accordingly, previously deferred costs totaling $1.6 million related to this contemplated financing were written off and are included within repositioning expenses within the accompanying statements of operations. Two of the properties financed under this facility are expected to be refinanced with individual mortgage loans, which should be completed before year end. In October 2006 the short-term bridge facility for these two properties was extended until December 29, 2006. These loan applications for the refinancing of these two properties with the lender currently providing the short-term bridge facility are in the process of being completed. The third property is currently being evaluated as an asset which may be either sold or refinanced. In October 2006 the short-term bridge facility for this property was extended until January 31, 2007, contingent upon the extension of the other two properties.
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses, contractually obligated reimbursable and non-reimbursable capital expenditures, dividend and distribution payments to our shareholders and unit holders, respectively, debt service, inclusive of principal repayment and interest expense related to both secured and unsecured debt and commitments to complete pending acquisitions. Although cash flows from real estate operating activity is a source from which these payments are provided, with the exception of acquisitions, it alone is not sufficient to meet these obligations. We are obligated under the terms of our major tenant leases to fund all capital expenditures at the time of completing certain capital improvements. These tenants reimburse these costs over a useful life schedule plus interest. We are currently negotiating a facility to finance the tenant portion of these costs. In addition to cash flow from real estate operating activity and cash available from our credit facilities, we expect to fund short-term liquidity requirements from any or all of the following sources:
•	proceeds from the sale of non-core and other identified real estate assets;

•	proceeds from the sale of interests in existing real property assets contributed to and maintained or re-developed through off balance sheet entities to be formed with unrelated third party investors;

•	the placement of mortgage financings on existing unencumbered assets;

•	the placement of mortgage financings to refinance existing encumbered assets; and

•	the issuance of secured or unsecured debt securities.
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

43 of 63

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
Our properties are encumbered by mortgages and other financing agreements aggregating approximately $3,090.5 million in outstanding principal, excluding unamortized premiums and discounts, as of September 30, 2006, with an average remaining term of 10.3 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.7%. As of September 30, 2006, our ratio of total debt (mortgage notes payable, senior convertible notes and credit facilities) to total assets, both net of cash and cash equivalents, was 71.6%. To the extent that sufficient net proceeds from asset dispositions become available, the Company may retire up to $100 million of debt or repurchase up to $100 million of common stock or a combination of both. In such event, a concomitant adjustment to this ratio may occur.
Our total debt balance includes the 100% consolidated interests of two buildings in which there are minority interest holders, including State Street Financial Center, which is encumbered by a mortgage and mezzanine loan aggregating $542.9 million at September 30, 2006, of which the minority interest holder’s share is 30%, or $162.9 million, and 801 Market Street, which is encumbered by a $42.1 million mortgage at September 30, 2006, of which the minority interest holder’s share is 11%, or $4.6 million. Excluded from total debt balances at September 30, 2006 is the Company’s allocable portion of mortgage notes payable within an unconsolidated joint venture, which totals $64.3 million.

44 of 63

As of September 30, 2006 for the three months ending December 31, 2006, we are required to pay $148.4 million in debt service, which includes $84.6 million principal due on our short-term bridge facility which was subsequently extended in October 2006, $50.0 million of mezzanine debt which the Company subsequently extended in October 2006, and $24.4 million of contractual debt amortization. The table below summarizes the properties financed and the principal payments required as of September 30, 2006 for the remainder of 2006 and the following calendar years (dollars in millions):

		Balance at	Coupon	Contractual Principal Amortization
	Number of	September 30,	Interest	Remainder
Property/Borrowing	Properties	2006 (1)	Rate (1)	of 2006	2007	2008	2009	2010	2011	Thereafter
State Street Financial Center, Boston, MA	1	$492.9	5.79%	$3.0	$12.2	$12.9	$13.7	$14.6	$15.4	$421.1
Convertible Senior Notes	0	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	134	384.1	5.47%	2.4	10.0	10.6	11.2	11.9	12.6	325.4
Bank of America, N.A. acquired in Oct. 2004	202	279.8	5.96%	0.9	3.9	4.1	4.4	4.7	5.0	256.8
Secured Credit Facility (2)	235	279.2	7.08%	0.0	279.2	0.0	0.0	0.0	0.0	0.0
777 San Marin Drive, Novato, CA	1	188.0	5.55%	0.7	2.9	3.0	3.2	3.4	3.6	171.2
Wachovia Bank, N.A.	127	184.1	6.40%	0.7	2.8	3.0	3.2	3.4	171.0	0.0
Dana Commercial Credit	13	180.0	5.61%	0.0	0.0	0.0	0.0	0.0	0.0	180.0
101 Independence Center, Charlotte, NC	1	78.0	5.53%	0.3	1.2	1.3	1.3	1.4	1.5	71.0
Bank of America Plaza, St. Louis, MO	1	58.7	4.55%	0.5	2.2	2.3	53.7	0.0	0.0	0.0
Pitney Bowes-Bank of America	72	57.9	5.33%	3.3	2.9	2.0	1.6	1.7	1.7	44.7
123 S. Broad Street, Unit 2, Philadelphia, PA	1	50.5	8.43%	0.1	50.4	0.0	0.0	0.0	0.0	0.0
State Street Financial Center Mezzanine (4)	0	50.0	7.16%	50.0	0.0	0.0	0.0	0.0	0.0	0.0
One Citizens Plaza, Providence, RI (3)	1	48.2	6.73%	48.2	0.0	0.0	0.0	0.0	0.0	0.0
801 Market Street, Philadelphia, PA	1	42.1	6.17%	0.2	0.6	0.6	0.7	0.7	0.8	38.5
Three Beaver Valley, Wilmington, DE	1	41.7	5.06%	0.2	0.7	0.7	0.7	0.8	0.8	37.8
Pitney Bowes — Wachovia	41	40.3	4.07%	0.5	4.4	4.9	5.3	25.2	0.0	0.0
Pitney Bowes — Wachovia	23	24.6	5.50%	0.1	0.9	1.0	1.0	1.1	1.2	19.3
One Colonial Place, Glen Allen, VA (3)	1	20.0	6.73%	20.0	0.0	0.0	0.0	0.0	0.0	0.0
6900 Westcliff Drive, Las Vegas, NV	1	16.7	5.41%	0.1	0.2	0.3	0.3	0.3	0.3	15.2
Bank of Oklahoma, Oklahoma City, OK (3)	1	16.4	6.73%	16.4	0.0	0.0	0.0	0.0	0.0	0.0
2200 Benson Street, Sioux Falls, SD	1	15.4	6.55%	0.0	0.3	0.3	0.4	0.4	0.4	13.6
610 Old York Road, Jenkintown, PA	1	14.7	8.29%	0.0	0.2	0.2	0.2	14.1	0.0	0.0
177 Meeting Street, Charleston, SC	1	9.5	7.44%	0.0	0.2	0.2	0.2	0.2	8.7	0.0
1965 East Sixth Street, Cleveland, OH	1	6.4	5.31%	0.0	0.1	0.1	0.1	0.1	0.1	5.9
50 W. Market Street, West Chester, PA	1	3.5	6.75%	0.0	3.5	0.0	0.0	0.0	0.0	0.0
4 Pope Avenue, Hilton Head, SC	1	3.1	5.89%	0.1	0.1	0.1	0.1	0.1	0.2	2.4
200 Reid Street, Palatka, FL	1	3.1	5.81%	0.1	0.1	0.1	0.1	0.1	0.1	2.5
Debt between $1.0 million and $3.0 million	22	32.3	5.96%	0.2	1.0	1.1	1.1	2.4	1.2	25.3
Debt less than $1.0 million (5)	31	19.3	6.42%	0.4	0.7	1.3	2.4	0.8	1.3	12.4

	918	$3,090.5	5.73%	$148.4	$380.7	$50.1	$104.9	$87.4	$225.9	$2,093.1

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	Borrowings bear interest at LIBOR plus 1.75%

(3)	Debt is floating based on LIBOR plus 1.40%.

(4)	Debt is floating based on LIBOR plus 1.83% through October 2006. If not prepaid, it converts to a fixed rate of 9.75% through maturity in July 2013. In October 2006, the interest only debt period was extended through October 2007 based on LIBOR plus 1.25%.

(5)	Includes seven variable-rate loans totaling $4.0 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.

45 of 63

Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured credit facility, limitations on our total indebtedness and our total secured indebtedness. As of September 30, 2006 and December 31, 2005, we were in compliance with all event of default covenants.
Contractual Obligations
The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of September 30, 2006 (amounts in thousands):

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total(1)
Mortgage notes payable — fixed-rate	$51,326	$204,011	$145,670	$1,820,679	$2,221,686
Mortgage notes payable — variable-rate	134,894	508	508	3,695	139,605
Convertible senior notes	—	—	—	450,000	450,000
Credit facilities	132,176	147,015	—	—	279,191
Operating and capital leases	17,894	35,539	34,698	185,052	273,183
Purchase obligations(2)	35,431	606	635	1,726	38,398

	$371,721	$387,679	$181,511	$2,461,152	$3,402,063

(1)	Excludes unamortized debt premium and discounts.

(2)	Includes approximately $38.4 million related to notifications outstanding under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase, or assume leasehold interest in, all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.
As of September 30, 2006, we had $65.3 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $36.3 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee paid to us by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America, N.A. portfolio we acquired in October 2004, we posted a $19.5 million letter of credit as collateral. This letter of credit may be reduced when certain conditions are met, including various leasing and maintenance requirements. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service. In addition, the Company has $0.8 million in surety bonds outstanding as of September 30, 2006 issued to utility companies in lieu of a cash security deposit to establish service.
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

46 of 63

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
To address the difference between cash flows generated from operations and dividend payout, the Company’s board of trustees announced on August 17, 2006, a reduction in our dividend of $0.08 per share, or 29.6%, from $0.27 per share to $0.19 per share. For comparative purposes, dividends and distributions would have totaled $76.0 million if the dividend has been decreased commencing in the first quarter of 2006. The dividend reduction is part of our overall repositioning strategy, which includes the sale of marquee assets and the reduction of leverage. Along with other initiatives, management and the board of trustees believe that the measures they are currently undertaking (as previously communicated), will address the difference as it relates to future periods.
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
As of September 30, 2006, our debt included fixed-rate debt, including debt secured by assets held for sale, with a carrying value of approximately $2,669.6 million and a fair value of approximately $2,600.1 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $189.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $211.2 million.
As of September 30, 2006, our debt included variable-rate mortgage notes payable and credit facilities with a carrying value of $418.8 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $2.5 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of September 30, 2006, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

47 of 63

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
(b) Change in Internal Control over Financial Reporting
In response to the material weakness described in our Form 10-K for the year ended December 31, 2005, the Company has taken a number of measures, including the following:
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

48 of 63

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
STATE STREET CORPORATION
HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS
As of September 30, 2006 and December 31, 2005
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
Financial information as of September 30, 2006 and for the nine months ended September 30, 2006 and 2005 has been derived from the financial information of Bank of America Corporation and Subsidiaries and State Street Corporation furnished to the Securities and Exchange Commission on their respective Current Reports on Form 8-K.
Financial information as of December 31, 2005 and for the years ended December 31, 2005, 2004, and 2003 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries and State Street Corporation as filed with the Securities and Exchange Commission on their respective Annual Reports on Form 10-K for the year ended December 31, 2005.

49 of 63

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
(Dollars in millions)	2006	2005
Assets
Cash and cash equivalents	$31,239	$36,999
Time deposits placed and other short-term investments	13,006	12,800
Federal funds sold and securities purchased under agreements to resell	134,595	149,785
Trading account assets	141,211	131,707
Derivative assets	23,121	23,712
Securities:
Available-for-sale	195,095	221,556
Held-to-maturity, at cost	57	47

Total securities	195,152	221,603

Loans and leases	669,149	573,791
Allowance for loan and lease losses	(8,872)	(8,045)

Loans and leases, net of allowance	660,277	565,746

Premises and equipment, net	9,205	7,786
Mortgage servicing rights (includes $2,932 measured at fair value at September 30)	3,091	2,806
Goodwill	65,818	45,354
Core deposit intangibles and other intangibles	9,758	3,194
Other assets	162,738	90,311

Total assets	$1,449,211	$1,291,803

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$169,540	$179,571
Interest-bearing	409,718	384,155
Deposits in foreign offices:
Noninterest-bearing	4,371	7,165
Interest-bearing	82,276	63,779

Total deposits	665,905	634,670

Federal funds purchased and securities sold under agreements to repurchase	258,090	240,655
Trading account liabilities	64,936	50,890
Derivative liabilities	15,394	15,000
Commercial paper and other short-term borrowings	135,056	116,269
Accrued expenses and other liabilities (includes $388 of reserve for unfunded lending commitments)	38,494	31,938
Long-term debt	137,739	100,848

Total liabilities	1,315,614	1,190,270

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 40,739 shares	826	271
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding — 4,498,145,315 shares	63,929	41,693
Retained earnings	76,271	67,552
Accumulated other comprehensive loss	(6,867)	(7,556)
Other	(562)	(427)

Total shareholders’ equity	133,597	101,533

Total liabilities and shareholders’ equity	$1,449,211	$1,291,803

50 of 63

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share information; shares in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans and leases	$12,638	$8,933	$35,569	$25,307
Interest and dividends on securities	3,080	2,793	9,215	8,122
Federal funds sold and securities purchased under agreements to resell	2,146	1,382	5,755	3,535
Trading account assets	1,856	1,550	5,031	4,158
Other interest income	952	547	2,524	1,486

Total interest income	20,672	15,205	58,094	42,608

Interest expense
Deposits	3,976	2,471	10,491	7,016
Short-term borrowings	5,467	3,190	14,618	7,760
Trading account liabilities	727	707	1,840	1,745
Long-term debt	1,916	1,102	5,153	3,209

Total interest expense	12,086	7,470	32,102	19,730

Net interest income	8,586	7,735	25,992	22,878

Noninterest income
Service charges	2,147	2,080	6,125	5,777
Investment and brokerage services	1,085	1,060	3,334	3,122
Mortgage banking income	189	180	415	590
Investment banking income	510	522	1,623	1,319
Equity investment gains	705	713	2,122	1,691
Card income	3,473	1,520	10,566	4,246
Trading account profits	731	557	2,706	1,464
Other income	1,227	(216)	1,675	1,194

Total noninterest income	10,067	6,416	28,566	19,403

Total revenue	18,653	14,151	54,558	42,281
Provision for credit losses	1,165	1,159	3,440	2,614
Gains (losses) on sales of debt securities	(469)	29	(464)	1,013
Noninterest expense
Personnel	4,474	3,837	13,767	11,209
Occupancy	696	638	2,100	1,889
Equipment	318	300	978	894
Marketing	587	307	1,713	990
Professional fees	259	254	710	647
Amortization of intangibles	441	201	1,322	613
Data processing	426	361	1,245	1,093
Telecommunications	237	206	685	608
Other general operating	1,156	1,061	3,423	3,065
Merger and restructuring charges	269	120	561	353

Total noninterest expense	8,863	7,285	26,504	21,361

Income before income taxes	8,156	5,736	24,150	19,319
Income tax expense	2,740	1,895	8,273	6,428

Net income	$5,416	$3,841	$15,877	$12,891

Net income available to common shareholders	$5,416	$3,836	$15,868	$12,877

Per common share information
Earnings	$1.20	$0.96	$3.49	$3.21

Diluted earnings	$1.18	$0.95	$3.44	$3.16

Dividends paid	$0.56	$0.50	$1.56	$1.40

Average common shares issued and outstanding	4,499,704	4,000,573	4,547,693	4,012,924

Average diluted common shares issued and outstanding	4,570,558	4,054,659	4,614,599	4,072,991

51 of 63

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
		2004	2003
	2005	(Restated)	(Restated)
(Dollars in millions, except per share information)
Interest income
Interest and fees on loans and leases	$34,843	$28,051	$21,381
Interest and dividends on securities	10,937	7,256	3,071
Federal funds sold and securities purchased under agreements to resell	5,012	1,940	1,266
Trading account assets	5,743	4,016	3,947
Other interest income	2,091	1,690	1,507

Total interest income	58,626	42,953	31,172

Interest expense Deposits	9,492	5,921	4,562
Short-term borrowings	11,615	4,072	1,871
Trading account liabilities	2,364	1,317	1,286
Long-term debt	4,418	3,683	2,948

Total interest expense	27,889	14,993	10,667

Net interest income	30,737	27,960	20,505

Noninterest income Service charges	7,704	6,989	5,618
Investment and brokerage services	4,184	3,614	2,371
Mortgage banking income	805	414	1,922
Investment banking income	1,856	1,886	1,736
Equity investment gains	2,040	863	215
Card income	5,753	4,592	3,052
Trading account profits	1,812	869	408
Other income	1,200	1,778	2,007

Total noninterest income	25,354	21,005	17,329

Total revenue	56,091	48,965	37,834
Provision for credit losses	4,014	2,769	2,839
Gains on sales of debt securities	1,084	1,724	941

Noninterest expense
Personnel	15,054	13,435	10,446
Occupancy	2,588	2,379	2,006
Equipment	1,199	1,214	1,052
Marketing	1,255	1,349	985
Professional fees	930	836	844
Amortization of intangibles	809	664	217
Data processing	1,487	1,330	1,104
Telecommunications	827	730	571
Other general operating	4,120	4,457	2,930
Merger and restructuring charges	412	618	—

Total noninterest expense	28,681	27,012	20,155

Income before income taxes	24,480	20,908	15,781
Income tax expense	8,015	6,961	5,019

Net income	$16,465	$13,947	$10,762

Net income available to common shareholders	$16,447	$13,931	$10,758

Per common share information
Earnings	$4.10	$3.71	$3.62

Diluted earnings	$4.04	$3.64	$3.55

Dividends paid	$1.90	$1.70	$1.44

Average common shares issued and outstanding (in thousands)	4,008,688	3,758,507	2,973,407

Average diluted common shares issued and outstanding (in thousands)	4,068,140	3,823,943	3,030,356

52 of 63

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30,	December 31,
(Dollars in millions)	2006	2005
Assets Cash and due from banks	$3,482	$2,684
Interest-bearing deposits with banks	8,767	11,275
Securities purchased under resale agreements	13,910	8,679
Trading account assets	921	764
Investment securities available for sale	61,304	54,979
Investment securities held to maturity	4,645	4,891
Loans (less allowance of $18 and $18)	9,206	6,464
Premises and equipment, net	1,551	1,453
Accrued income receivable	1,544	1,364
Goodwill	1,370	1,337
Other intangible assets	458	459
Other assets	5,152	3,619

Total assets	$112,310	$97,968

Liabilities
Deposits:
Noninterest-bearing	$8,042	$9,402
Interest-bearing — U.S.	2,185	2,379
Interest-bearing — Non-U.S.	53,225	47,865

Total deposits	63,452	59,646
Securities sold under repurchase agreements	21,532	20,895
Federal funds purchased	8,040	1,204
Other short-term borrowings	2,658	1,219
Accrued taxes and other expenses	2,940	2,632
Other liabilities	4,053	3,346
Long-term debt	2,620	2,659

Total liabilities	105,295	91,601
Commitments and contingencies
Shareholders’ Equity
Preferred stock, no par: authorized 3,500,000 shares; issued none Common stock, $1 par: authorized 500,000,000 shares; issued 337,126,000 and 337,126,000 shares	337	337
Surplus	368	266
Retained earnings	6,791	6,189
Accumulated other comprehensive (loss) income	(113)	(231)
Treasury stock, at cost (6,001,000 and 3,501,000 shares)	(368)	(194)

Total shareholders’ equity	7,015	6,367

Total liabilities and shareholders’ equity	$112,310	$97,968

53 of 63

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except per share data)	2006	2005	2006	2005
Fee Revenue:
Servicing fees	$685	$620	$2,025	$1,837
Management fees	238	188	690	538
Securities lending	171	176	659	512
Trading services	87	74	296	257
Processing fees and other	65	77	211	231

Total fee revenue	1,246	1,135	3,881	3,375
Net Interest Revenue:
Interest revenue	1,103	773	3,098	2,069
Interest expense	837	537	2,304	1,404

Net interest revenue	266	236	794	665
Provision for loan losses	—	—	—	—

Net interest revenue after provision for loan losses	266	236	794	665
Gain on the sales of available-for-sale investment securities, net	3	1	14	1
Gain on the sale of the Private Asset Management business	—	16	—	16

Total revenue	1,515	1,388	4,689	4,057
Operating Expenses:
Salaries and employee benefits	639	566	1,958	1,642
Information systems and communications	121	117	382	364
Transaction processing services	121	111	375	331
Occupancy	91	96	279	302
Other	118	118	368	363

Total operating expenses	1,090	1,008	3,362	3,002

Income from continuing operations before income tax expense	425	380	1,327	1,055
Income tax expense resulting from continuing operations	147	130	540	359

Income from continuing operations	278	250	787	696
Income from discontinued operations	—	(165)	16	(165)
Income tax expense from discontinued operations	—	(58)	6	(58)

Income from discontinued operations	—	(107)	10	(107)

Net income	278	143	797	589

Earnings Per Share from continuing operations:
Basic	$0.84	$0.76	$2.38	$2.11
Diluted	0.83	0.75	2.35	2.08
Earnings Per Share from discontinued operations:
Basic	$—	$(0.33)	$0.03	$(0.33)
Diluted	—	(0.32)	0.03	(0.32)
Earnings Per Share:
Basic	$0.84	$0.43	$2.41	$1.78
Diluted	0.83	0.43	2.38	1.76
Average Shares Outstanding (in thousands):
Basic	330,440	329,097	331,326	330,251
Diluted	335,513	334,103	335,566	333,999

54 of 63

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

55 of 63

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 11, 2006, the Company entered into a sourcing agreement with a third-party advisor to assist the Company with real estate acquisition sourcing activities with respect to financial institutions. In connection with entering into this agreement, the Company issued the advisor an unvested warrant to purchase 100,000 common shares of beneficial interest. Provided the sourcing agreement is still in effect, on each of the first, second, third and fourth anniversaries of this agreement, the Company will grant the advisor additional unvested warrants to purchase 100,000 common shares of beneficial interest. The exercise price of each warrant is equal to the closing price of the Company’s common shares on the date of issuance of the respective grant. The advisor will earn, or vest in, each warrant if they successfully source acquisition transactions, as defined in the sourcing agreement, with the Company equal to $100.0 million. The right to vest in each warrant is cumulative; however, no warrant will be issued in advance of an anniversary date. The advisor must source and the Company must close transactions equal to $500.0 million to vest all of the warrants. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in issuing the initial warrant because the warrant was offered privately solely to the advisor. The proceeds from the exercise of these warrants will be used for general corporate purposes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

56 of 63

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Exhibit	Herewith
10.1	Separation Agreement, dated August 16, 2006, between First States Group, L.P. and Nicholas S. Schorsch, and guaranteed by the Registrant.	8-K	8/18/06	10.1
31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X
32.2*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

57 of 63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: November 9, 2006	/s/ HAROLD W. POTE

Harold W. Pote
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID J. NETTINA

David J. Nettina
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)

58 of 63