Form 10-K
period 2006-12-31
AMERICAN FINANCIAL REALTY TRUST
filed 2007-03-01
CIK 1193558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2006, was approximately $1,216,206,003. Such aggregate market value was computed by reference to the closing price of the common shares of beneficial interest as reported on the New York Stock Exchange on June 30, 2006. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

     The number of shares outstanding of the Registrant’s common shares of beneficial interest, $0.001 par value were 131,273,254 as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

AMERICAN FINANCIAL REALTY TRUST

Part I

Item 1.	Business

General

We are a self-administered, self-managed Maryland real estate investment trust, or REIT, with a primary focus on acquiring and operating properties leased to regulated financial institutions. These institutions are, for the most part, deposit taking commercial banks, thrifts and credit unions, which we will generically refer to as “banks.” We believe we are the largest public or private real estate company with this focus. Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., Wachovia Bank, N.A., Regions Financial Corporation and Citizens Financial Group, Inc. and to mid-sized and community banks.

As of December 31, 2006, our portfolio consisted of 939 bank branches and 424 office buildings and 24 land parcels, of which 239 bank branches and one office building were partially-owned through joint ventures. Our wholly-owned properties aggregated approximately 33.2 million rentable square feet and our partially-owned properties aggregated approximately 1.3 million rentable square feet. Our properties are located in 37 states and Washington, D.C., with the most aggregate square footage in the Southeast region but closely followed by the Northeast region. As of December 31, 2006, the occupancy of our wholly-owned properties was 86.9% and the occupancy of our partially-owned properties was 98.4%. Our largest two tenants are Bank of America, N.A. and Wachovia Bank, N.A. and as of December 31, 2006, they represented approximately 29% and 12%, respectively, of our portfolio’s rental income and occupied approximately 41.0% and 17.7%, respectively, of our total rentable square feet.

Since our tenants are predominately regulated financial institutions, a significant portion of our base revenue is derived from high credit quality tenants. As of December 31, 2006, 81.2% of base rent from our portfolio was derived from financial institutions in the aggregate and 76.5% was derived from entities with current credit ratings of “A” or better as reported by Standard & Poor’s. The income stream we derive from other banks that are not formally credit rated has the enhanced benefit of being derived from a closely regulated industry. As a result of regulatory requirements these banks generally have more conservative balance sheets and stronger financial performance than do companies in many other industries, which in general provides us with greater rent stability as compared to that provided by other commercial tenants. Further, due to the nature of the business of our tenant base, which place a high premium on serving its customers from a well established distribution network, we typically enter into long-term triple net or bond net leases with our tenants. As of December 31, 2006, the weighted average term of our leases was 11.6 years and approximately 77.8% of our base revenue was derived from triple net and bond net leases. With in-house capabilities in acquisitions, property management and leasing, we are focused on maximizing the value of our portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.

We were formed as a Maryland REIT on May 23, 2002 and commenced our operations on September 10, 2002 when we completed our private offering of common shares and acquired our initial portfolio of properties from various individuals, including our founder and parties related to that founder. We completed our initial public offering of common shares on June 27, 2003.

Our interest in our properties is held through our Operating Partnership, First States Group, L.P. Through its wholly owned subsidiary, First States Group, LLC, American Financial Realty Trust is the sole general partner of the Operating Partnership and held a 98.2% interest in the Operating Partnership as of December 31, 2006. We are organized so as to qualify and have elected to qualify as a REIT under the Internal Revenue Code of 1986, or the Code. If we qualify as a REIT, we generally will not be subject to Federal income tax on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute to its shareholders at least 90% of its annual REIT taxable income (excluding net taxable gains).

Our corporate offices are located at 610 Old York Road, Suite 300, Jenkintown, Pennsylvania and our telephone number is (215) 887-2280.

Unless the context requires otherwise, all references to “we,” “our,” “us” and “Company” in this annual report means American Financial Realty Trust, a Maryland trust, and one or more of its subsidiaries, including First States Group, L.P., a Delaware limited partnership, or the Operating Partnership.

Significant 2006 Developments

On June 1, 2006, our Chairman Lewis S. Ranieri announced that we were undertaking a strategic review of our business to determine how we could best deliver maximum value to our shareholders. This review included a comprehensive analysis of our business and our strategic options.

This review resulted in five key conclusions:

•	We occupy a strong market position based upon a customer-centric business model serving the financial services industry and banks in particular;

•	The current trends in the banking industry, namely continuing increased competition and consolidation, an increased focus on expense control and the need for efficient capital deployment, should serve to accelerate our opportunities to acquire and lease bank properties;

•	Our core business model is sound;

•	Our overall management team possesses the requisite skills and expertise in the banking and real estate industries; and

•	A significant near term repositioning was needed to refocus the Company on its core business and improve its operating and financial performance.

On August 17, 2006, we announced a strategic repositioning plan, consisting principally of the following concise five point plan to unlock shareholder value and position us for long-term growth:

•	Dispose of $1.5 to $2.0 billion in assets which are off-strategy, non-core to our customer relationships or represent a drag on shareholder value;

•	Rationalize liabilities by reducing our net debt to total asset ratio to 60-65%, by applying the net proceeds from strategic asset sales toward repaying debt with high interest rates or debt service constants;

•	Reduce our dividend by 30% to more closely align our dividend payout to operating cash flow;

•	Reduce marketing, general and administrative expenses by $6 to $8 million; and

•	Improve transparency in reporting of non-GAAP financial measures such as adjusted funds from operations.

Consistent with our strategic repositioning plan, a number of management changes were made during the year. These changes were:

•	On August 16, 2006, Harold W. Pote was appointed President and Chief Executive Officer of the Company. Mr. Pote replaced Nicholas S. Schorsch, who on the same date resigned as the Chief Executive Officer, President and Vice Chairman of the Board by mutual agreement with the Company’s Board of Trustees.

•	In 2006, a number of our senior officers departed or retired from the Company, including Robert J. Delany, our former Executive Vice President and Chief Operating Officer — Europe, Lee S. Saltzman, our former Senior Vice President and Chief Investment Officer, and Robert M. Patterson, our former Senior Vice President — Acquisitions.

While 2006 was a year of change, we executed transactions and managed our operations consistent with the objectives of our repositioning strategy while at the same time meeting the needs of our customers. Significant developments include:

Strategic Sales

•	On April 11, 2006, we completed the sale of five properties aggregating approximately 1.16 million square feet to Resnick Development Corp. for a gross sale price of $301.0 million, before transaction and closing costs.

•	On December 29, 2006, we completed the sale of State Street Financial Center, a 1 million square foot Class “A” office building located in Boston, Massachusetts, in which we owned a 70% interest. This property was sold to Fortis Property Group for a gross sale price of $889.0 million.

•	In 2006 we sold 137 other properties consisting of 3.6 million rentable square feet for an aggregate sale price of approximately $244.8 million.

Acquisitions

•	In 2006, we completed the acquisition of 239 fully occupied bank branches from Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. This portfolio, which aggregates 983,000 rentable square feet, was acquired for a purchase price of approximately $319.0 million before acquisition costs by a joint venture that the Company formed with Dillon Read Capital Management LLC. This acquisition helped establish our initial steps in securing alternative sources of capital for the acquisition of fully occupied bank branches, and this more broadly represents a significant step in our broader strategy of utilizing efficient sources of capital to enhance shareholder value.

•	On March 6, 2006, we completed a sale-leaseback transaction of 15 multi-tenant office buildings and one bank branch from National City Corporation. This portfolio contains approximately 1,123,000 square feet and was acquired for approximately $35.2 million.

•	On December 15, 2006, we completed a sale-leaseback transaction of 13 fully occupied bank branches and three multi-tenant office buildings from Sterling Bank. This portfolio contains approximately 179,000 square feet and was acquired for approximately $28.8 million.

•	Pursuant to existing formulated price contracts, we acquired 80 vacant bank branches of which two were leaseholds and 11 land parcels from Wachovia Bank, N.A. and 20 vacant bank branches of which nine were leaseholds from Bank of America, N.A. for $91.7 million and $5.1 million, respectively.

Financings

•	On April 11, 2006, we completed the sale of five properties to Resnick Development Corp. and proceeds from this sale were used to start our initiative to de-lever our balance sheet and reduce our overall cost of funds. This portfolio had an average debt to book value of 92% and a debt constant of 8.05%, both of which were above our target ratios.

•	On November 10, 2006, we repaid the debt secured by our portfolio of bank branches referred to as the Pitney Wachovia B portfolio and financed the properties on our secured credit facility. The debt on this portfolio was $40.3 million with a debt constant of approximately 10.9%.

•	On December 22, 2006, we repaid the short-term acquisition financing for One Citizens Plaza and One Colonial Center, both of which had a coupon of 6.72%.

•	On December 28, 2006, we extinguished $540 million of mortgage debt related to State Street Financial Center, which represented a debt to total assets ratio of 82% and bore an average coupon of 5.86%. In addition, from the proceeds resulting from this sale we applied $150.3 million towards repaying borrowings under our acquisition line of credit, which borrowings had a coupon of 7.10%, and $17.7 million towards retiring 24 mortgages, which had an average constant of 8.78%.

•	These transactions, in part, resulted in a reduction of our total leverage ratio (net debt to total assets) from 71.3% as of December 31, 2005 to 66.6% as of December 31, 2006 and our average debt constant from 6.74% to 6.65%.

Leasing

•	On February 21, 2006 and July 5, 2006, we completed a 15-year, 70,000 square foot lease with Citco Fund Services and a 15-year, 25,800 square foot lease with Northern Trust Company, respectively, both at Harborside Plaza 10, a Class-A office property located on the waterfront in Jersey City, New Jersey.

•	During 2006, across our portfolio we entered into 1.24 million square feet of new leases with new tenants and existing tenant expansions, exclusive of renewals, which contributed to an increase in our overall occupancy level in 2006 despite the fact that in 2006 we disposed of 2.2 million square feet of space that was fully occupied.

Reporting Transparency

•	On October 9, 2006, we announced that we would no longer include gains on the sales of assets when reporting our adjusted funds from operations, a non-GAAP financial measure, commencing with our report of results for the third quarter of 2006.

Business and Growth Strategies

Our primary business objective is to become the preferred landlord of banks and other financial institutions, and we believe that this goal is central to our broader objectives of achieving sustainable long-term growth in operating results and maximizing shareholder value. We seek to achieve these broader objectives by assembling and managing a high quality portfolio of bank branches and offices properties leased primarily to financial institutions. Key elements of our strategy are: (i) property acquisitions — acquiring properties from financial institutions that we consider to be central to our customer relationships that offer attractive initial yields as well as future escalations in base rent or which are vacant or have low occupancy and may provide opportunities for capital appreciation; (ii) portfolio dispositions — opportunistic sales of non-strategic assets that are leased to tenants that are not considered to be central to our customer relationships and underperforming assets with low customer occupancy; (iii) leasing; and (iv) property management.

Property Acquisitions. Our acquisition strategy is based on a customer centric model. Simply stated this model is based on developing long-term relationships with our banking customers to foster repeat deal flow. We strive to achieve this objective by understanding the long-term needs of our banking tenants, which often involves structuring lease terms at the time of the acquisition that provide them needed flexibility and providing support through our customer oriented asset management program.

Transactions flow to us in one of three ways:

•	Long-term sale-leasebacks on a triple net basis. A triple net lease provides the tenant use and occupancy of a banking facility on a long-term basis, by paying to us a rental stream of payments and all costs associated with the occupancy and management of the property. These arrangements also make the tenant responsible for the capital expenditures needed in the property over the life of the lease.

•	Acquiring vacant surplus bank branches. We acquire vacant surplus branch properties either under negotiated long-term contracts (formulated price contracts) or on a transaction by transaction basis. These properties are then re-leased to other banks or sold to alternative users who then typically redevelop the property for a non-bank use. Banks often find leasing these properties attractive since they are in proven locations and have in place much of the physical infrastructure needed to commence banking operations. This allows another bank to save the time of permitting, construction and fixturing, while acquiring the facility through an operating lease, often at a reduced cost over a de novo branch opening.

•	Customized or specifically tailored transactions. In specific circumstances, we will enter into customized or specifically tailored transactions, which afford our tenants significant long-term flexibility and a short-term solution to nationally adjust their real estate occupancy requirements. These transactions incorporate elements of our triple net lease structure on some properties, and often result in some properties having a mix of triple net leases and standard commercial leases (differing operating cost recovery methods) and some properties being identified as non-core and therefore slated for sale.

In acquiring properties, directly or through joint ventures, we believe that we have the following advantages over our competitors: (i) our senior management’s extensive experience in structuring real estate deals with financial institutions and the insight that they have on the real estate needs of financial institutions; (ii) our existing relationships with national and regional banks; (iii) our ability to structure acquisitions creatively for the mutual benefit of our customers and the Company; and (iv) our ability to provide customized lease structures to meet the needs of our customers who lease multiple bank branches and office properties.

Property Dispositions. We continuously evaluate our properties to identify which are most suitable to meet our long-term earnings growth objectives and contribute to our goal of fostering customer relationships. Properties that are leased to tenants who are not central to our customer relationships and which do not meet our long-term earnings growth objectives are generally considered for disposition.

Leasing. We seek to capitalize on our extensive knowledge of the market for bank branches and office properties occupied by financial institutions by applying a proactive approach to leasing, which includes: (i) identifying the most attractive and efficient use of vacant or low occupancy properties; (ii) renegotiating below market leases to achieve longer lease terms at market rates; (iii) using in-depth market research; and (iv) utilizing an extensive network of third-party brokers. We also seek to provide customers who lease multiple properties from us with specialized lease structures such as substitution and relocation rights and in some cases shorter lease terms in selected properties within a portfolio.

Property Management. We seek to capitalize on our extensive knowledge of our portfolio and the needs of our multi-property tenants by applying a customer-focused, hands-on approach to property management, which includes: (i) focusing on tenant satisfaction by providing high quality tenant services at affordable rental rates; and (ii) hiring and closely overseeing trusted partners to perform onsite property management functions at most of our properties.

Market Opportunity

We have identified two major trends that we believe will continue to generate significant opportunities to acquire core, surplus and underutilized real estate from banks and other financial institutions.

•	Intensified Pressure on Earnings and Efficient Capital Utilization. We believe that banks and other financial institutions will continue to experience intense pressures to maintain and grow their earnings which require them to more efficiently utilize their capital. As a result of these pressures, we believe that banks and other financial institutions are attracted to the benefits of selling their properties and entering into long-term leases with the acquirer. The potential benefits of this type of transaction to the banks and financial institutions include: (i) re-deployment of the proceeds from these sales into their primary business; (ii) increased earnings and key financial ratios; and (ii) improved efficiency of capital utilization.

•	Surplus Property Disposition. We anticipate that banks and other financial institutions will have a continuing need to dispose of surplus properties resulting from bank mergers and periodic initiatives to drive more efficient real estate utilization. The sale of surplus bank properties due to these factors represents a significant acquisition opportunity.

According to the FDIC, commercial banks and savings institutions in the U.S. that are FDIC-insured owned approximately $109.4 billion in operating real estate as of September 30, 2006. Although the number of commercial banks and savings institutions has been declining due to consolidation, the number of bank branches in the U.S. has grown by over 10% as banks have been expanding their branch networks. According to the FDIC, the number of commercial banks and savings institutions that are FDIC-insured declined from 9,613 as of December 31, 2001 to 8,744 as of September 30, 2006 (most recent date that data is available).

However, the FDIC reported that, during the same period, the number of FDIC-insured bank branches increased from 77,270 to 85,285. The following chart shows the total number of commercial banks and other financial institutions that are FDIC-insured and the total number of bank branches operating in the United States from 2001 through September 30, 2006 as reported by the FDIC:

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	9/30/2006

Commercial Banks and Savings Institutions	9,613	9,354	9,182	8,988	8,855	8,744
Bank Branches	77,270	77,872	79,141	81,947	82,928	85,285

Financing Strategies

We pursue a capitalization strategy aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions. Key components of our policy are set forth below:

Debt Strategy. We utilize four fundamental debt structures in our business:

•	Acquisition financing; We use floating rate acquisition facilities to initially acquire assets which may not be fully stabilized, or require relatively short closing times. A property or portfolio of properties is considered stabilized when it is 90% or more occupied and when all of the properties in that portfolio are considered to be held for investment. Properties or portfolios which require a high degree of lease-up, disposition of non-core (properties we intend to sell) or where our prime tenant is repositioning its occupancy within that portfolio or property cannot be efficiently financed until these issues are reasonably addressed. The latter type assets are best financed on a short-term basis. The primary source of this acquisition capital comes from our secured acquisition line of credit, which currently provides us up to $400 million in acquisition capacity. As of December 31, 2006, $187.4 million of capacity was available under this facility. We also have used deal specific acquisition and bridge financing facilities. These facilities are generally paid off with the proceeds from the permanent financing of the acquired assets once they are stabilized and/or the proceeds from the sale of certain assets acquired and initially financed on these facilities.

•	Secured permanent debt: We use long-term fixed rate secured non-recourse mortgage financing to permanently finance our investment or core real estate assets (stabilized assets intended for a long-term hold). Assets may be financed on a permanent basis at the time of acquisition or after they have been stabilized. We generally seek to match the maturity of this debt to the lease term on the property securing the debt or tie the maturity of such financings to particular anticipated events occurring at the property or property portfolio being financed (such as the rollover of certain tenancy). Given the high credit or near high credit quality of much of our income and long-term nature of many of our leases we believe that this strategy enhances the stability of our cash flow.

•	Balance sheet financing: From time to time, we evaluate market conditions and assess where the most flexible instrument and lowest cost of funds can be secured to finance our business needs. Sometimes balance sheet level financing, as contrasted by property level secure financing, is a better alternative. These types of financings bring with them a general obligation for the Company to honor the aspects of the debt agreement as contrasted with property level financing, which relies on the value and income stream of the underlying asset. Our Convertible Senior Notes are an example of a general corporate obligation. Funds obtained from this type of financing can be used to repay any corporate or property level debt, provide new investment capital for acquisitions or fund general operations. These particular notes may be repayable in cash or stock under various conditions.

•	Unsecured lines of credit: We use unsecured lines of credit to provide us short term working capital to meet transactional timing needs in the daily operation of our business.

Equity Strategy. When conditions warrant, we may issue common and other forms of equity. We also seek to maximize the benefits of our Operating Partnership’s organizational structure by utilizing, where appropriate, the issuance of units in our Operating Partnership as an equity source to finance our property acquisition program. This strategy provides prospective property sellers the ability to defer taxable gains by receiving our partnership units in lieu of cash and reduces the need for us to access the equity and debt markets.

Offerings and Financings

On September 10, 2002 and October 7, 2002, we completed the private offering of 40,263,441 common shares and 501,800 common shares, respectively, which offerings resulted in net proceeds of approximately $378.9 million, after deducting underwriters’ discount, commissions and offering expenses.

On June 27, 2003, we completed an initial public offering of 64,342,500 common shares priced at $12.50 per share. We raised net proceeds of approximately $740.9 million pursuant to this initial public offering, after deducting underwriters’ discount, commissions and offering expenses.

In 2004, we sold an aggregate of $450.0 million of our 4.375% Convertible Senior Notes due 2024.

On May 9, 2005, we completed a second public offering of 16,750,000 common shares priced at $14.60 per share. We raised net proceeds of approximately $242.8 million pursuant to this second public offering, after deducting underwriters’ discount, commissions and offering expenses.

Industry Segments

We are a REIT that acquires, owns, manages and leases bank branches and office properties primarily to regulated financial institutions. We operate solely within this industry segment.

Competition

The commercial real estate market is highly competitive. We compete for the purchase of bank branches and office properties with many entities, including other publicly-traded commercial REITs. Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying properties that we have targeted for acquisition, we may not be able to meet our property acquisition goals.

We also compete with numerous commercial properties for tenants. Some of the properties competing with ours may be newer or have more desirable locations or the competing properties’ owners may be willing to accept lower rents than are acceptable to us. In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes due in economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

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

Insurance

We carry comprehensive liability, casualty and rental loss insurance covering substantially all of the properties in our portfolio. On properties leased to single tenants with good or acceptable credit ratings, we often rely on our tenant’s insurance. In addition, in certain areas, we pay additional premiums to obtain flood, earthquake or wind insurance. We do not carry insurance for generally uninsured losses such as loss from riots.

Employees

We employed 175 full-time employees as of December 31, 2006. We believe that our relations with our employees are good.

Available Information

Our Internet address is www.afrt.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC and is intended to be an inactive textual reference only. We have also made available on our Web site our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance guidelines. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to or waivers of our code of business conduct and ethics by posting the required information in the corporate governance section of our website.

You may request a copy of these filings and documents, at no cost, by contacting, Investor Relations, American Financial Realty Trust, 610 Old York Road, Jenkintown, Pennsylvania 19046, by telephone at 1-215-887-2280, by facsimile at 1-215-572-1596, or by e-mail at ir@afrt.com.

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

Risks Related to Our Business and Properties

We have experienced rapid growth and may not be able to adapt our management and operational systems to respond to the integration of these properties without unanticipated disruption or expense.

As a result of the rapid growth of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate these properties into our portfolio without operating disruptions or unanticipated costs. Further, although at a reduced pace, we continue to acquire additional properties which generate additional operating expenses that we would be required to pay. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate these properties into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

If we are unable to acquire additional properties through our relationships with financial institutions or otherwise, our ability to execute our business plan and our operating results could be adversely affected.

One of our key business strategies is to capitalize on our relationships with financial institutions to acquire additional office buildings and bank branches through formulated price contracts and other structured purchase agreements. Typically, our formulated price contracts may be terminated without cause upon 90 days or less written notice. Moreover, these agreements only cover surplus bank branches and do not cover each bank’s core office buildings and branches. Therefore, we cannot assure you that we will be able to acquire desirable office buildings and bank branches and execute our business strategy. Other than these formulated price contracts, the financial institutions that we have relationships with have no ongoing contractual obligation to sell any of their real estate to us. If we fail to maintain our formulated price contracts or if there is a disruption in any of our key relationships with financial institutions, we may be unable to execute our business plan, which could have a material adverse effect on our operating results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

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

If we are unable to execute on the strategic repositioning plan that we announced in August 2006, our operating results could be adversely affected.

An essential part of our announced strategic repositioning plan is the sale of $1.5 to $2.0 billion in assets that are off-strategy, non-core to our customer relationships or which represent a drag on shareholder value. If we are unable to timely or at all meet our asset disposition targets, we will not be able to fully execute the capital recycling portion of our strategic repositioning strategy. The key element of this plan is the rationalization of our liabilities by reducing our total debt to asset ratio to 60-65%, which reduction depends in large part on the application of proceeds from our strategic sales to the repayment of debt with high interest rates or debt service constants. Additionally, even if we meet our asset disposition targets, there is no guarantee that our capital recycling plan will yield the anticipated benefits. The success of our capital recycling plan and our repositioning plan as a whole depend on the successful re-deployment of our capital, and if we are not successful in such redeployment, we may achieve operating results that are worse than we would have achieved otherwise. Our failure to adequately meet the objectives of our strategic repositioning plan could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

With limited exceptions, we acquire properties on an “as is” basis and, therefore, the value of these properties may decline if we discover problems with the properties after we acquire them.

We often acquire properties on an “as is” basis. We may receive limited representations, warranties and indemnities from the sellers and, in certain cases, we may be required to indemnify the sellers for certain matters, including environmental matters, in connection with our acquisition of such properties. In addition, pursuant to our formulated price contracts with various banks, we may be required to purchase properties that have environmental conditions, provided the seller agrees, depending on the terms of the relevant formulated price contract, to either (i) investigate or remediate the environmental conditions, (ii) deduct the mutually agreed cost of remediation from the purchase price or (iii) indemnify us for the costs of investigating or remediating the environmental conditions, which indemnity may be limited. If we discover issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations or other significant problems after we acquire the property, we typically have no recourse against the seller and the value of the property may be less than the amount we paid for such property. We may incur substantial costs in remediating or repairing a property that we acquire or in ensuring its compliance with governmental regulations. These capital expenditures would reduce cash available for distribution to our shareholders. In addition, we may be unable to rent these properties on terms favorable to us, or at all.

If we are unable to complete in a timely fashion or at all our contracts for property acquisitions and dispositions, our operating results could be adversely affected.

Our ability to complete our contracts for property acquisitions is dependent upon many factors, such as satisfaction of due diligence and customary closing conditions and our ability to obtain sufficient debt financing. Likewise, our ability to complete our property dispositions are dependent upon similar factors, some of which are beyond our control such as the purchaser’s ability to obtain sufficient debt financing. Our inability to complete these acquisitions and dispositions within our anticipated time frame or at all could have a material adverse effect on our results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.

Our use of debt financing and our substantial existing debt obligations may decrease our cash flow and put us at a competitive disadvantage.

We have incurred, and expect to incur in the future, debt to fund the acquisition of properties. As of December 31, 2006, we had approximately $2,439.8 million of outstanding indebtedness, which includes the aggregate principal amount of our convertible notes of $450.0 million and outstanding advances under our secured credit facility of $212.6 million. Increases in interest rates on our existing variable rate indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay dividends. If we incur additional indebtedness, debt service requirements would increase accordingly, which could further adversely affect our financial condition and results of operations, our cash available for distribution to shareholders and our equity value. In addition, increased leverage could increase the risk of our default on debt obligations, which could ultimately result in loss of properties through foreclosure.

Since we anticipate that our cash from operations will be insufficient to repay all of our indebtedness prior to maturity we expect that we will be required to repay debt through refinancings, financing of unencumbered properties, sale of properties or the sale of additional equity. As of December 31, 2006, we will have to refinance or repay an aggregate amount of approximately $178.6 million during the year ending December 31, 2007. This amount includes: (i) a balloon payment of approximately $50.0 million for the mortgage loan secured by our 123 S. Broad St. — Unit 2 property, which matures in October 2007; (ii) $16.4 million due in January 2007 on our short term bridge facility secured by our Bank of Oklahoma Plaza property; and (iii) $80.7 million on our secured facility secured by properties that, during 2007, will have been collateral for this facility for a period of 18 months. On January 31, 2007, we repaid the $16.4 million balance on our short term bridge facility with proceeds from our sale of our interest in State Street Financial Center.

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

We also will likely incur additional debt in connection with future acquisitions of real estate. We may borrow under our credit facilities or otherwise borrow new funds to acquire properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate we acquire. We may also borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

We may experience interest rate volatility in connection with borrowings that bear interest at variable rates, such as our secured and unsecured credit facilities and short-term bridge financing. Although we generally seek to place permanent debt financing on our properties on a fixed rate basis, we may seek floating rate financing on our properties when we deem it appropriate. We have a secured credit facility of up to $400 million that bears interest at a variable rate. We have also obtained an unsecured credit facility of up to $60 million, which also bears interest at a variable rate. Our use of variable rate debt and volatility in interest rates may adversely affect our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

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

As of December 31, 2006, approximately 81.2% of our base revenue was derived from financial institutions, including regulated banks. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.

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

As of December 31, 2006, Bank of America, N.A. and Wachovia Bank, N.A. represented approximately 29% and 12%, respectively, of our portfolio’s rental income and occupied approximately 41% and 18%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America N.A. or Wachovia Bank, N.A., or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant property at a comparable lease rate or at all, which could have a material adverse impact on our operating results and financial condition as well as our ability to pay dividends to shareholders.

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

We may not be able to compete successfully for tenants with other entities that operate in our industry.

Numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may have newer or more desirable locations, or the competing properties’ owners may be willing to accept lower rates or may be less sensitive to risks with respect to creditworthiness of a tenant than are acceptable to us. Competition for tenants in properties that we own could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.

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

If we fail to lease these properties, they will not generate any revenue for us, which could have a negative effect on our ability to pay dividends to our shareholders. Further, if we are unable to generate sufficient cash flow to recover the carrying value of these properties, we may be required to recognize an impairment loss, which could have a material adverse effect on our operating results and financial condition. Similarly, our ability to sublease leasehold interests that we assume is sometimes restricted. If we are unable to sublease our leasehold interests on terms that are acceptable to us, or if we cannot obtain the consent of the property owner to enter into a sublease, our operating results, cash flow and ability to pay dividends may be impaired.

Additionally, as part of our business strategy, we may assume third party lease obligations or sublease properties. If we are unable to enter into subleases with tenants for such space at rates sufficient to cover our contractual lease or sublease obligations, we may suffer operating losses on such transactions and/or be required to reserve against future operating losses, which could have a material adverse effect on our operating results and financial condition.

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

In July 2003, we completed a financing with Deutsche Bank Securities Inc., acting on behalf of Deutsche Bank AG, Cayman Islands Branch, for a $300.0 million secured credit facility. In September 2005, we executed a renewal of this facility, expanding the maximum available under the facility to $400.0 million. As of December 31, 2006 we had $212.6 million of advances outstanding under this facility. Advances under this facility must be repaid within 18 months. Advances under this facility are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties we acquire with the borrowings under this facility or (ii) the acquisition cost of those properties. The lender has the right to reassess this ratio from time to time. If the lender determines that this ratio exceeds a ratio that the lender deems appropriate based on then current market conditions, the lender may require us to pledge additional qualifying collateral under the facility or repay a portion of the principal outstanding under the facility. If we do not have additional qualifying collateral or sufficient available liquidity to satisfy the lender’s requirements, then we could default on our obligations under the facility and thereby risk foreclosure by the lender on the properties we acquired with the borrowings under this facility or we could incur losses in an effort to raise sufficient liquidity to repay the portion of the principal required by the lender. We may complete additional debt financings with similar obligations in the future.

Certain of our mortgage loans impose “cash traps” when the financial performance of the property or the portfolio of properties securing such loans fail to meet certain pre-determined financial metrics, which if enforced could adversely effect our financial condition and operating results

The provisions relating to “cash traps” in our mortgage loan for our Bank of America, N.A. portfolio of 248 properties that we acquired in October 2004 have been triggered as a result of the portfolio’s failure to meet certain financial performance metrics. Likewise, similar provisions in our mortgage loan for our 123 S. Broad — Unit 2 property have been triggered as a result of anticipated reduced revenues resulting from the lead tenant’s exercise of partial early termination rights. If payments into these cash traps continue and if similar provisions in our other mortgage loans are triggered, our liquidity will be negatively impacted and this could have a material adverse effect on our results of operations and financial condition.

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

We may acquire some of our properties under complex structures that we tailor to meet the specific needs of the tenants and/or sellers. For instance, we may enter into transactions under which a portion of the properties are vacant or will be vacant following the completion of the acquisition. If we fail to accurately forecast the leasing of such properties following our acquisition, our operating results and financial condition, as well as our ability to pay dividends to shareholders, may be adversely impacted.

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

Our future success depends, to a significant extent, upon the continued services of Harold W. Pote, our President and Chief Executive Officer, and of our management team. In particular, the extent and nature of the relationships that Mr. Pote and the other members of our management team have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. Although we have an employment agreement with Mr. Pote and other key executives, there is no guarantee that Mr. Pote or the other executives will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our corporate management team, particularly Mr. Pote, would harm our business and our prospects.

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

We are dependent on external sources of capital for future growth.

Because we are a REIT, we must distribute at least 90% of our annual taxable income to our shareholders. Due to this requirement, we will not be able to fund our acquisition, construction and development activities using cash flow from operations. Therefore, our ability to fund these activities is dependent on our ability to access capital funded by third parties. Such capital could be in the form of new loans, equity issuances of common shares, preferred shares, common and preferred units in our Operating Partnership or joint venture funding. Such capital may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our shareholders’ interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

We have set a targeted range for the amount of net indebtedness (debt less unrestricted cash and short-term investments) that we incur from time to time. Although our average target range is 60% to 65% of total assets, we may amend or waive this target range at any time without shareholder approval and without notice to our shareholders. For example, as of December 31, 2006 our ratio of net debt to total assets was approximately 66.6% and we anticipate that we will continue to exceed our target range of indebtedness for some period of time. Our declaration of trust and bylaws do not limit the amount of indebtedness that we or our operating partnership may incur. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

Our executive officers have agreements that provide them with benefits in the event their employment is terminated, which could prevent or deter a potential acquiror from pursuing a change of control of our company.

We have entered into agreements with certain of our executive officers that provide them with severance benefits if their employment ends due to a termination by our company without cause. In the case of such terminations or upon a change of control, the vesting of the restricted shares and options to purchase our common shares held by the executive officers will be accelerated. These benefits could increase the cost to a potential acquiror of our company and thereby prevent or deter a change of control of the company that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.

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

As of December 31, 2006, we owned or held leasehold interests in 1,148 properties located in 37 states and Washington, D.C., containing an aggregate of approximately 33.2 million rental square feet. Additionally, we own an interest in 239 fully leased bank branches aggregating 983,000 square feet through our investment in an unconsolidated joint venture. The following table presents our owned portfolio as of December 31, 2006, grouped according to the transaction in which we acquired the properties:

		Number of	Rentable	Occupancy
Seller/ Property Name	Date of Acquisition	Buildings	Square Feet	Percentage

Formation Transactions	September 2002	65	1,127,280	90.1%
Bank of America, N.A.	December 2002	7	232,205	83.0%
Dana Commercial Credit Corp.	January 2003	15	3,719,749	93.4%
Pitney Bowes — Wachovia	March 2003	80	973,414	100.0%
Finova Capital — BB&T	April 2003	9	320,401	100.0%
Bank of America, N.A.	June 2003	135	6,525,900	89.7%
Citigroup	August 2003	4	24,502	98.4%
Bethel, OH	August 2003	1	5,228	69.4%
Pitney Bowes — Key Bank	September 2003	30	140,590	100.0%
Pitney Bowes — Bank of America	September 2003	93	456,664	100.0%
Three Beaver Valley	September 2003	1	263,058	100.0%
Bank of America Plaza	December 2003	1	750,000	89.5%
Cooperative — Ogden	December 2003	1	2,000	0.0%
Potomac Realty — Bank of America	February 2004	5	50,982	100.0%
Schwab Harborside	June 2004	1	287,838	58.2%
Virginia — BB&T	June 2004	1	4,795	100.0%
101 Independence Center	July 2004	1	526,205	97.1%
Wachovia Bank, N.A.	September 2004	124	5,956,336	87.7%
Bank of America, N.A.	October 2004	211	5,769,217	81.9%
National City Bank Building	January 2005	1	163,475	100.0%
Bank of America — Las Vegas	March 2005	1	82,255	93.5%
One Montgomery Street	April 2005	1	75,880	100.0%
801 Market Street	April 2005	1	365,624	94.1%
Bank of Oklahoma	May 2005	1	234,115	86.2%
First Charter — Midland	May 2005	1	2,160	100.0%
Regions Bank	June 2005	83	2,083,219	68.0%
Charter One Bank	June 2005	11	194,936	63.3%
Household	July 2005	1	158,000	100.0%
Fireman’s Fund Insurance Company	August 2005	1	710,330	100.0%
One Citizens Plaza	October 2005	1	224,089	99.1%
One Colonial Plaza	November 2005	1	163,920	100.0%
Wachovia South Trust	November 2005	74	178,196	86.3%
Wachovia Formulated Price Contracts	Various	104	462,874	54.3%
Bank of America Formulated Price Contracts	Various	36	167,100	42.8%
National City Formulated Price Contracts	March 2006	8	547,380	76.0%
Hinsdale	March 2006	1	12,927	100.0%
Dripping Springs	April 2006	1	11,344	100.0%
Meadowmont	May 2006	2	12,816	100.0%

		Number of	Rentable	Occupancy
Seller/ Property Name	Date of Acquisition	Buildings	Square Feet	Percentage

Umpqua Western Sierra Bancorp	June 2006	8	51,103	100.0%
AmSouth	August 2006	8	30,224	0.0%
First Charter Bank — Banner Elk	August 2006	1	2,108	100.0%
Sterling Bank	December 2006	16	178,779	95.3%

		1,148	33,249,218	86.9%

The following descriptions reflect the principal terms of each significant acquisition.

Dana Commercial Credit Portfolio: In January 2003, we acquired 16 office buildings, including parking facilities, containing approximately 3.8 million net rentable square feet, from a wholly owned subsidiary of Dana Commercial Credit Corporation. Under the terms of the Company’s net lease with Bank of America, we will receive annual minimum rental payments of approximately $40.4 million from January 2003 through January 2010. From January 2011 through June 2022, Bank of America is not required to pay any base rental income (except for an approximately $3.0 million payment in January 2011), but will continue to pay operating expenses on the space that it occupies. Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise permitted under the lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. In June 2004, Bank of America exercised its option to vacate appropriately 654,000 square feet. Future options for additional vacancy occur in June 2009 and June 2015, of approximately 695,000 and 654,000 square feet, respectively.

Bank of America Specifically Tailored and Sale Leaseback Transaction: In June 2003, we acquired from Bank of America, N.A., a portfolio of 27 large office buildings and 131 small office buildings containing approximately 8.1 million rentable square feet. As of December 31, 2006, Bank of America, N.A. occupied approximately 5.0 million square feet, or 77%, of the rentable square feet in this portfolio with an initial lease term of 20 years. Bank of America, N.A. will pay approximately $45.0 million in annual base rent under the 20 year lease for this portfolio. Bank of America, N.A. has the option to renew this lease for up to six successive five year terms. In the case of a renewal, the rent will be the fair market rental value of the premises, as determined in accordance with the lease.

Harborside: In June 2004, we entered into an agreement to sublease from Schwab approximately 288,000 square feet of vacant space in Harborside, a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, we agreed to sublease this additional space from Schwab. All of our subleases with Schwab will terminate in September 2017, the same date that Schwab’s leases with the ultimate owner terminate. In exchange for the agreements described above, Schwab has agreed to pay a sublease management and standby subtenant fee of approximately $11.5 million, paid over the 18 months ended December 31, 2005. Additionally, Schwab will provide a rent credit, payable through December 31, 2007, totaling approximately $40.0 million, against our initial sublease obligations.

Wachovia Bank, N.A.: In September 2004, we acquired from Wachovia Bank, N.A. a portfolio of 140 properties aggregating approximately 7.6 million square feet. As of December 31, 2006, Wachovia Bank, N.A. occupied approximately 4.7 million square feet, or 78%, of the remaining portfolio for a 20-year term on a triple net basis and an additional approximately 21,000 square feet of the remaining portfolio on a short term (cancellable) basis for rent equal to operating expenses for the properties. The lease permits Wachovia Bank, N.A. to reduce its leased premises by up to 5% after each of the fourth, ninth and fourteenth lease years without penalty. Such rights are cumulative, such that if Wachovia Bank, N.A. does not exercise its termination rights in the fourth and ninth years, it carries over any such unexercised rights into future years. Wachovia Corporation has guaranteed the lessee’s obligations under the leases.

Bank of America, N.A.: In October 2004, we completed the acquisition of a portfolio of 248 properties, aggregating 7.3 million square feet, from Bank of America, N.A. On November 22, 2004, we acquired Bank of America, N.A.’s operations center in Kansas City, Missouri, a 317,000 square foot property that was temporarily held back from the original transaction, increasing the size of the overall portfolio to 249 properties and 7.6 million square feet. As of December 31, 2006, Bank of America, N.A. occupied approximately 3.7 million square feet, or 64%, of the remaining portfolio for a term of 15 years on a triple net basis. The lease permits Bank of America, N.A. to reduce its long-term leased premises by up to 200,000 square feet after the end of the second lease year upon payment of a termination fee equal to approximately $3.00 per square foot and up to an additional 200,000 square feet after the end of the third lease year upon payment of a termination fee equal to approximately $4.50 per square foot. Additionally, Bank of America, N.A. has the right to reduce its long-term leased premises by up to 150,000 square feet after three and one-half lease years and eight and one-half lease years without penalty. All such rights are cumulative, such that if Bank of America, N.A. does not exercise its termination rights in any year, it carries over any such unexercised rights into future years. Bank of America Corporation has guaranteed the lessee’s obligations under the lease.

State Street Financial Center: In February 2004, we completed the acquisition of State Street Financial Center, a 36-story, Class A office building in Boston’s Financial District that is 100% leased through September 2023 to a wholly-owned affiliate of State Street Corporation. The property also includes a 900-space parking garage. In connection with the transaction, we paid a lease inducement fee of $8.7 million to a wholly-owned affiliate of State Street Corporation to modify the terms of its lease on the property. Subsequent to the transaction, we also leased the property’s parking garage to a wholly-owned affiliate of State Street Corporation on a triple net basis for 20 years. We sold a 30% minority ownership interest in this property (including the garage) to IPC US Real Estate Investment Trust (IPC) in December 2004 for cash of approximately $60.3 million. On December 29, 2006, the Company completed the sale of State Street Financial Center to a partnership controlled by Fortis Property Group, LLC, a Brooklyn, New York based real estate investment group for a purchase price of approximately $889.0 million. The net proceeds from the sale after transaction expenses, which included debt repayment and loan defeasance costs, was $204.6 million to the Company for its 70% interest in the property.

Regions Bank: In June 2005, we acquired a portfolio of 111 properties, aggregating approximately 3.0 million square feet from Regions Bank. As of December 31, 2006, Regions Bank occupied approximately 838,000 square feet, or 40% of the remaining portfolio for a 15 year term on a triple net basis.

Assets Held For Sale: In connection with our strategic repositioning plan, we identified certain assets that are not central to our customer relationships. One such asset is the national headquarters for Fireman’s Fund Insurance Company, a three-building Class A office complex, aggregating more than 700,000 square feet on approximately 64 acres, located in Novato, California. Fireman’s Fund Insurance Company leases 100% of this property on a net lease basis through November 2018. We expect to sell this asset during the first or second quarter of 2007.

At December 31, 2006, we leased properties to over 1,160 tenants. The following table sets forth information regarding leases with our five largest tenants based upon base revenue and rentable square feet:

			% of
		Rental	Portfolio
	Number of	Square	Rentable
	Locations	Feet	Square Feet

Bank of America, N.A.	456	13,641,915	41.0%
Wachovia, N.A.	195	5,897,568	17.7%
Fireman’s Fund Insurance Company	1	710,330	2.1%
Regions Bank	98	1,144,330	3.4%
Citizens Bank	15	414,094	1.2%

	765	21,808,237	65.6%

As of December 31, 2006, Bank of America, N.A. and Wachovia, N.A. represented 29% and 12%, respectively, of rental income. No other tenants represented more than 10% of rental income.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote by Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares of beneficial interest trade on the New York Stock Exchange under the symbol “AFR.” The following table sets forth the high and low sales prices for each quarter in the years ended December 31, 2005 and 2006, as quoted on the New York Stock Exchange:

	High	Low

Fiscal Year 2005:
First Quarter	$16.18	$14.45
Second Quarter	16.00	14.50
Third Quarter	15.74	13.15
Fourth Quarter	14.49	11.55
Fiscal Year 2006:
First Quarter	$12.81	$11.52
Second Quarter	12.00	9.52
Third Quarter	12.25	9.59
Fourth Quarter	12.08	10.90

The number of holders of record of our shares was 357 as of February 27, 2007. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

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

To the extent consistent with maintaining our REIT status, we may retain accumulated earnings of our taxable REIT subsidiary in such subsidiary. Our ability to pay dividends to our shareholders will depend on our receipt of distributions from our Operating Partnership and lease payments from our tenants with respect to our properties.

Cash dividends declared during the years ended December 31, 2005 and 2006 were as follows (in thousands, except per share data):

	Per Common Share	Total Dollars Declared to
	and Operating	Common	Operating Partnership
	Partnership Unit	Shareholders	Unit holders

Fiscal Year 2005
First Quarter	$0.27	$30,115	$915
Second Quarter	0.27	34,697	915
Third Quarter	0.27	34,753	865
Fourth Quarter	0.27	34,752	941
Fiscal Year 2006
First Quarter	$0.27	$34,961	$921
Second Quarter	0.27	34,968	908
Third Quarter	0.19	24,771	562
Fourth Quarter	0.19	24,884	444

To address the difference between cash flows generated from operations and dividend payout, the Company’s board of trustees announced on August 17, 2006, a reduction in our dividend of $0.08 per share, or 30%, from $0.27 per share to $0.19 per share. For comparative purposes, total dividends and distributions in 2006 would have totaled $101.2 million if the dividend has been decreased commencing in the first quarter of 2006. The dividend reduction is part of our overall repositioning strategy, which includes the sale of non-core assets and the reduction of leverage. Along with other initiatives, management and the board of trustees believe that the measures they are currently undertaking (as previously communicated), will enhance the cash flow coverage of future period payment of dividends.

We cannot assure you that we will continue to have cash available for distributions at historical levels or at all. See the section entitled “Risk Factors” in Item 1A, Part I of this Form 10-K.

Equity Compensation Plans

Information about our equity compensation plans at December 31, 2006 was as follows:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights(2)	Column(a))

Equity Compensation plans approved by security holders(1)	2,884,700	$10.35	4,665,499
Equity Compensation plans not approved by security holders	—	—	—

Total	2,884,700	$10.35	4,665,499

(1)	Relates to our 2002 Equity Incentive Plan

(2)	Weighted average exercise price of outstanding options, excludes restricted common shares

Item 6.	Selected Financial Data

The selected financial data presented below as of December 31, 2006, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2006, 2005, 2004 and 2003 and the period from September 10, 2002 to December 31, 2002 are derived from the consolidated financial statements of American Financial Realty Trust. The financial data for the period January 1, 2002 to September 9, 2002 are derived from the combined financial statements of our predecessor entities, which consisted of American Financial Resource Group, Inc. and its wholly owned subsidiaries, First States Management Corp., First States Properties, Inc., Strategic Alliance Realty LLC, First States Properties, L.P., First States Partners, L.P., Chester Court Realty, L.P., Dresher Court Realty, L.P., First States Partners II, L.P., First States Partners III, L.P., First States Holdings, L.P., and the general partner of each of these partnerships, all of which are deemed to be our predecessor entities for accounting purposes.

The historical financial statements of our predecessor entities represent the combined financial condition and results of operations of the entities that previously owned our initial properties and operating companies, as well as several properties and an entity controlled by our former President, Chief Executive Officer and Vice Chairman of our board of trustees, or by his wife, that we did not acquire in connection with our formation transactions. In addition, the historical financial information for our predecessor entities included herein and set forth elsewhere reflects our predecessor entities’ corporate investment strategy. Historical financial results are not indicative of our future performance. In addition, since the financial information presented below is only a summary and does not provide all of the information contained in our financial statements, including related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements, including related notes and the reports of Independent Registered Public Accounting Firm, which refer to the fact that the consolidated financial information for American Financial Realty Trust is presented on a different cost basis than that of the Predecessor and, therefore, is not comparable.

Amounts in thousands, except per share data

	Year Ended
					Period from
	December 31,	December 31,	December 31,	December 31,	September 10, 2002 to
	2006	2005	2004	2003	December 31, 2002

Operating Information:
Total revenues	$426,622	$380,072	$232,939	$119,790	$13,202
Income (loss) from continuing operations	(132,578)	(84,060)	(46,476)	(25,084)	8,412
Net income (loss)	(20,598)	(93,615)	(22,245)	(18,822)	8,944
Basic income (loss) per share:
From continuing operations	(1.04)	(0.71)	(0.45)	(0.35)	0.20
From discontinued operations	0.87	(0.07)	0.23	0.09	0.01
Total basic income (loss) per share	(0.17)	(0.78)	(0.22)	(0.26)	0.21
Diluted income (loss) per share:
From continuing operations	(1.04)	(0.71)	(0.45)	(0.35)	0.19
From discontinued operations	(0.87)	(0.07)	0.23	0.09	0.01
Total diluted income (loss) per share	(0.17)	(0.78)	(0.22)	(0.26)	0.20
Dividends/distributions declared per common share and Operating Partnership units	0.92	1.08	1.02	1.00	0.22
Cash Flow Information:
From operating activities	(26,689)	80,637	118,620	94,809	12,879
From investing activities	1,124,225	(700,745)	(1,744,112)	(46,387)	(1,365,239)
From financing activities	(1,101,775)	619,746	1,524,940	101,894	1,413,202

	December 31,
	2006	2005	2004	2003	2002

Balance Sheet Information:
Real estate investments, at cost	$2,320,600	$3,296,026	$3,054,532	$1,654,723	$250,544
Cash and cash equivalents	106,006	110,245	110,607	211,158	60,842
Marketable investments and accrued interest	3,457	3,353	24,272	67,561	144,326
Residential mortgage-backed securities portfolio	—	—	—	—	1,116,119
Intangible assets, net	314,753	642,467	590,341	115,084	2,413
Total assets	3,606,164	4,623,576	3,951,847	2,142,339	1,605,165
Mortgage notes payable	1,557,313	2,467,596	2,008,554	921,355	149,886
Credit facilities	212,609	171,265	270,000	—	—
Convertible debt, net	446,343	446,134	445,926	—	—
Reverse repurchase agreements	—	—	—	—	1,053,529
Total debt	2,216,265	3,084,995	2,724,480	921,355	1,203,415
Below-market lease liabilities, net	57,173	67,613	59,232	49,485	1,268
Total liabilities	2,807,807	3,662,509	3,016,789	1,128,373	1,231,990
Minority interest	12,393	53,224	65,099	36,365	36,513
Total shareholders’ equity	785,964	907,843	869,959	977,601	336,662
Total liabilities and shareholders’ equity	3,606,164	4,623,576	3,951,847	2,142,339	1,605,165

Predecessor
Period from
January 1, 2002 to
September 9, 2002

Operating Information:
Total revenues	$520,349
Income (loss) from continuing operations	(94,290)
Net income (loss)	5,657
Cash Flow Information:
From operating activities	2,382
From investing activities	6,625
From financing activities	(7,388)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to execute our repositioning strategy and other changes in our business plan;

•	availability, terms and deployment of capital;

•	our ability to successfully complete our information system implementation currently in progress;

•	availability of qualified personnel;

•	our ability to maintain an adequate, effective control environment;

•	our ability to accurately project future financial performance;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in Item IA, Part I of this Form 10-K.

When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a self-administered, self-managed Maryland real estate investment trust, or REIT. We are focused primarily on acquiring and operating properties leased to regulated financial institutions. We believe banks will divest of their corporate real estate, in order to enhance operating performance. We also believe that our contractual relationships, with large national banks, our growing visibility within the banking industry and the flexible acquisition and lease structures we can offer financial institutions positions us for continued growth. We seek to lease our properties to banks and financial institutions, generally using long-term triple net or bond net leases, resulting in stable risk-adjusted returns on our capital. We lease space not occupied by financial institutions to other third-party tenants at market terms.

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

As of December 31, 2006, we owned or held leasehold interests in 1,148 properties located in 37 states and Washington, D.C., including 700 bank branches and 424 office buildings, containing an aggregate of approximately 33.2 million rentable square feet.

Acquisitions

During the year ended December 31, 2006, we acquired interests in 156 properties, containing an aggregate of approximately 2.0 million square feet, and 11 land parcels, for a total net purchase price of $192.8 million. Acquired properties consist primarily of bank branches acquired under existing formulated price contracts or properties purchased in sale-leaseback transactions. Included in these were the acquisition of 16 multi-tenanted buildings from National City Bank containing 1.1 million square feet, purchased for $35.2 million and the acquisition of 8 and 16 properties in sale-leaseback transactions with Western Sierra Bank and Sterling Bank, respectively. These portfolios contain 51,000 and 179,000 square feet and were acquired for $14.1 million and $28.8 million, respectively.

We also acquired, through an investment in an unconsolidated joint venture with Dillon Read Capital Management LLC, an approximately 25% interest in 239 bank branches fully leased on a triple net basis to subsidiaries of Citizens Financial Group, Inc. This portfolio contains 983,000 rentable square feet with leases ranging from five to fifteen years. Our initial equity contribution totaled approximately $19.7 million.

Dispositions

During the year ended December 31, 2006, we disposed of 154 non-core properties, land parcels and leasehold interests aggregating approximately 5.8 million square feet, for net proceeds of $1,421.5 million. Included in these dispositions is the sale of five properties aggregating approximately 1.16 million square feet to Resnick Development Corp. for a gross sales price of $301.0 million, before transaction and closing costs. The five properties consisted of 215 Fremont, San Francisco, California; Condominium Unit #1 at 123 S. Broad Street, Philadelphia, Pennsylvania; 2200 S. Cobalt Way, Meridian, Idaho; 1806 Tuckerstation Road, Louisville,

Kentucky; and 5450 Millstream Road, McLeansville, North Carolina. Additionally, in December, we completed the sale of State Street Financial Center, a one million square foot Class “A” office building located in Boston, Massachusetts, in which we owned a 70% interest. This property was sold to Fortis Property Group for a gross sale price of $889.0 million. We disposed of another 148 other properties consisting of 3.6 million rentable square feet for an aggregate sale price of approximately $244.8 million.

Financings

During the year ended December 31, 2006, we received proceeds of $327.9 million from new financings, including (i) debt secured by properties acquired during the year ended December 31, 2006 of $40.0 million from our secured credit facility, (ii) debt secured by properties acquired in prior periods of $62.3 million from our secured credit facility (iii) $104.2 million refinancing of the mortgage debt on our One Montgomery Street property and Pitney-Wachovia B portfolio of properties on our secured credit facility, (iv) $43.5 million long-term refinancing of the short-term bridge loan on our One Citizens Plaza property, (v) $18.0 million long-term refinancing of the short-term bridge loan on our One Colonial Place property, (vi) long-term financing of $19.9 million secured by the Sterling Bank properties we acquired in December 2006, and (vii) short-term financing of $40.0 million secured by the Agreement of Purchase and Sale from our One Lincoln Street property.

During the year ended December 31, 2006 principal payments aggregated $1,207.6 million. Included in this amount were two defeaseance transactions that extinguished $575.0 million of debt; other repayments due to property dispositions of $243.4 million; refinancings and bridge loan repayments of $172.8 million, repayments of advances under our secured line of credit of $165.1 million and scheduled debt amortization of $51.3 million.

In April 2006 we sold five fully occupied office properties to Resnick Development Corp. In connection with this transaction, we executed a legal defeasance on one of the properties that resulted in the extinguishment of $35.0 million of debt. The buyer assumed $66.1 million of debt and we repaid the remaining $130.3 million of mortgage debt. This $231.4 million in mortgage debt had a weighted average interest rate and debt constant of 6.46% and 8.05%, respectively.

In December 2006, we sold the State Street Financial Center through a combination of debt repayment and defeasance. We repaid mezzanine debt of $50.0 million and extinguished the remaining $490.0 million of debt through a legal defeasance. This property had a debt to total assets ratio of 82% and a weighted average interest rate of 5.86%.

Portfolio Review

Summarized in the table below are our key portfolio statistics, certain decreases were primarily due to the recapture of scheduled short-term space occupied by bank tenants subsequent to recent acquisitions of certain properties and the acquisition of vacant branches purchased under our formulated price contracts in the fourth quarter of 2005. Over the upcoming periods, we expect that our occupancy will increase through the lease-up of core properties and the disposal of non-core properties. However, we expect that other key portfolio metrics will decrease as we lease-up core properties to non-bank tenants.

	December 31,
	2006	2005

Occupancy	86.9%	86.3%
% base revenue from financial institutions	81.2%	86.7%
% base revenue from tenants rated “A−” or better (per Standard & Poor’s)	76.5%	84.2%
% base revenue from net leases(1)	77.8%	85.1%
Average remaining lease term (years)	11.6	13.4

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.

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

New Information System

Effective January 1, 2006, we implemented a new information system. As a result, a number of our operational processes and internal control procedures changed to conform to the work-flow of the new application. The new information system and internal control procedures have enhanced our current processes and financial reporting structure. However, as we continue with ongoing implementation related efforts, we cannot assure you that these enhancements will be executed without some interruption of our processes and controls.

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

The aggregate value of intangible assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenants lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006.

We adopted SAB No. 108 during the quarter ended December 31, 2006. Prior to adopting SAB No. 108, our approach to quantifying misstatements only considered the amount of errors originating in the current year consolidated statement of operations. Thus the effects of correcting the portion of the consolidated balance sheet misstatement that originated in prior years were not considered. Upon adopting SAB No. 108, we changed our approach to quantifying the effects of misstatements to include an analysis of the impact on the current year consolidated statement of operations for the cumulative balance of any known errors, regardless of when they originated. When we applied this approach to quantifying the effects of misstatements to our 2006 consolidated financial statements, we identified two errors that were not material to our consolidated statements of operations in any prior quarter or annual period; however, the cumulative error would have been material to correct in the current period. Since the errors were not material to any prior consolidated statement of operations, we were not required to restate prior year financial statements. The first error related to the accrual of a property operating expense which the Company had not previously accrued for. The second error related to overstated deferred costs resulting from separately accounting for the gross cash inflows and outflows which originated from a lease modification in which the Company should have capitalized the net cash outflow. The consolidated financial statements were corrected with an adjustment of $2,101 to the beginning balance of retained earnings at January 1, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of FIN No. 48, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Results of Operations

Comparison of the Year Ended December 31, 2006 and 2005

The following comparison of our results of operations for the year ended December 31, 2006 to the year ended December 31, 2005, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2005 and still owned by us at December 31, 2006, excluding assets held for sale at December 31, 2006 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2005 through December 31, 2006. Acquisitions include Regions Bank portfolio, One Citizens Plaza, National City portfolio, Charter One Bank portfolio, National City Bank, 801 Market Street, Bank of America — West, One Colonial Plaza, One Montgomery, Umpqua Western Sierra Bancorp portfolio, Sterling Bank portfolio and properties acquired under our formulated price contracts.

Amounts in thousands:

	Same Store		Acquisitions		Corporate and Eliminations		Total Portfolio
	2006	2005	2006	2005	2006	2005	2006	2005

Revenues:
Rental income	$203,340	$201,070	$51,172	$19,442	$(1,027)	$(823)	$253,485	$219,689
Operating expense reimbursements	154,501	149,649	12,566	5,519	(355)	13	166,712	155,181
Interest and other income, net	2,830	2,722	97	57	3,498	2,423	6,425	5,202

Total revenues	360,671	353,441	63,835	25,018	2,116	1,613	426,622	380,072
Property operating expenses	206,085	191,551	33,180	12,064	(10,251)	(12,664)	229,014	190,951

Net operating income	154,586	161,890	30,655	12,954	12,367	14,277	197,608	189,121
Marketing, general and administrative	—	—	—	—	24,934	24,144	24,934	24,144
Broken deal costs	—	—	—	—	176	1,220	176	1,220
Amortization of deferred equity compensation	—	—	—	—	8,687	10,411	8,687	10,411
Repositioning	—	—	—	—	9,065	—	9,065	—
Severance and related accelerated amortization of deferred compensation	—	—	—	—	21,917	4,503	21,917	4,503

Earnings before interest, depreciation and amortization	154,586	161,890	30,655	12,954	(52,412)	(26,001)	132,829	148,843
Depreciation and amortization	101,534	104,833	20,485	9,292	4,288	1,314	126,307	115,439

Operating income	53,052	57,057	10,170	3,662	(56,700)	(27,315)	6,522	33,404
Interest expense							(142,432)	(120,514)
Gain on sale of land							2,043	1,596
Net loss on investments							—	(530)
Equity in loss of unconsolidated joint venture							(1,397)	—
Minority interest							2,686	1,984

Loss from continuing operations							(132,578)	(84,060)
Loss from discontinued operations							(79,174)	(29,182)
Yield maintenance fees							(46,402)	(567)
Net gains on disposals							237,556	20,194

Income (loss) from discontinued operations							111,980	(9,555)

Net loss							$(20,598)	$(93,615)

Rental Revenue

Rental income increased $33.8 million, or 15.4%, to $253.5 million for the year ended December 31, 2006, from $219.7 million for the year ended December 31, 2005. This increase is primarily attributable to an increase in rental revenue from Acquisitions which increased $31.8 million compared to the year ended

December 31, 2005. This increase in rental revenue from Acquisitions reflects a full year of results for Acquisitions purchased in 2005 and a partial period of results for Acquisitions purchased in 2006.

Same Store rental revenue increased $2.2 million, or 1.1%, to $203.3 million for the year ended December 31, 2006 from $201.1 million for the year ended December 31, 2005. Same Store increased largely due to lease-up of vacancy within certain portfolios, particularly Harborside, 101 Independence and the Wachovia Bank, N.A. and Bank of America 2004 portfolios. Also, additional revenue was recorded in our Bank of America 2004 portfolio during 2006 reflecting favorable adjustments to leased square footage following the re-measurement of buildings within the portfolio that were completed in the fourth quarter of 2005. These increases were partially offset by scheduled lease terminations in our Dana Commercial Credit portfolio, 123 South Broad Street Unit II building in Philadelphia, PA, Beaver Valley in Wilmington, DE and the Bank of America 2003 Portfolio.

Operating Expense Reimbursements and Property Operating Expenses

Operating expense reimbursements increased $11.5 million, or 7.4%, to $166.7 million during the year ended December 31, 2006, from $155.2 million for 2005. Property operating expenses increased $38.0 million, or 19.9%, to $229.0 million for the year ended December 31, 2006, from $191.0 million for year ended December 31, 2005. Both these increases are partially related to the effect of Acquisitions which represents $7.2 million and $17.7 million of the increase in operating expense reimbursements and property operating expenses, respectively. Total operating expense reimbursements as a percentage of total property operating expenses (“reimbursement ratio”) decreased to 72.8% from 81.3%. This decrease is also partially due to Acquisitions, which had reimbursement ratios of 40.3% and 45.7% for the years ended December 31, 2006 and 2005, respectively, as acquired properties have a lower recovery than properties in the Same Store portfolio, based on the structure of the corresponding leases and overall occupancy.

Same Store operating expense reimbursements increased $4.9 million, or 3.3%, to $154.5 million for the years ended December 31, 2006, from $149.6 million for same period in 2005. Same Store property operating expenses increased $14.5 million, or 7.6%, to $206.1 million from $191.6 million in the prior year. These changes resulted in a decrease in the Same Store reimbursement ratio to 75.0% from 78.1% for the years ended December 31, 2006 and 2005, respectively.

Same Store operating expense reimbursements were negatively impacted in 2006 by a lease modification executed concurrent with the completion of the 2004 and 2005 operating expense reconciliation associated with the Bank of America, N.A. 2003 and 2004 portfolios. Certain lease terms affecting reimbursable expenses were adjusted retroactively as a result of the modification. The modification and reconciliation resulted in a reduction of operating expense reimbursements of approximately $3.1 million in the year ended December 31, 2006. Furthermore, the 2004 operating expense reconciliation associated with the Wachovia portfolio was finalized during the third quarter of 2005 which contributed an additional $1.3 million of operating expense reimbursement during calendar 2005 that was not repeated in 2006.

Same Store property operating expenses increased in 2006 compared to 2005 partly as a result of impairment charges recorded on two properties within continuing operations, a multi-tenant office property on which a $1.4 million impairment was recorded and a leasehold interest. The leasehold impairment, which totaled $3.3 million, was recorded in connection with the execution of subleases at our Harborside leasehold location during 2006. This impairment was recorded by comparing the net cash inflows we anticipate receiving from sub-tenants, inclusive of tenant improvement allowances, to the net cash outflows we will pay under our leasehold interest obligation. Excluding these impairment adjustments and the lease modification adjustment noted above, the Same Store reimbursement ratio would increase to 77.7% for the year ended 2006

Interest and Other Income

Interest and other income increased $1.2 million from $5.2 million for the year ended December 31, 2005 to $6.4 million for the year ended December 31, 2006. This was primarily due to an increase in interest income reflecting higher average interest rates paid on the Company’s deposits during the year ended December 31, 2006. The Company’s cash management accounts bear interest at a LIBOR based rate. LIBOR increased from 2.40% at January 1, 2005 to 5.35% at December 31, 2006.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $0.8 million, or 0.8%, to $24.9 million for the year ended December 31, 2006, from $24.1 million for the year ended December 31, 2005. This increase was primarily attributable to increased personnel costs, professional fees and office and travel related expenses. These increases were partially offset by the increase in the capitalization of certain leasing-related costs. The decrease of marketing, general and administrative expenses as a percentage of total revenues to 5.8% for the year ended December 31, 2006, from 6.4% for the year ended December 31, 2005, primarily reflects the increase in rental income and operating expense reimbursements resulting from Acquisitions.

Broken Deal Costs

Broken deal costs decreased $1.0 million to $0.2 million for the year ended December 31, 2006, from $1.2 million for the year ended December 31, 2005. Our policy is to capitalize, as deferred costs, external expenses associated with potential acquisitions. However, when we make the decision not to pursue transactions that do not meet our investment criteria, the previously capitalized costs are immediately expensed as broken deal costs in our consolidated statement of operations. The majority of our broken deal costs during the year ended December 31, 2005 related to withdrawing from potential transactions associated with our European expansion efforts.

Amortization of Deferred Equity Compensation

The amortization of deferred equity compensation decreased $2.1 million to $8.7 million for the year ended December 31, 2006, from $10.4 million for the year ended December 31, 2005. This decrease is due to restricted stock grants issued in September 2002 to the board of trustees, which were amortized over the three year period ended in September 2005 and also to a full period of amortization of restricted shares issued in July 2003 to certain members of senior management, which vested over the three year period ended in June of 2006. These decreases were partially offset amortization expense related to restricted share awarded in 2006.

Repositioning

On August 17, 2006, the Company announced the results of a strategic review of its operations. This review resulted in several broad initiatives which include accelerating asset sales, reducing the Company’s leverage ratio and reducing marketing, general and administrative expenses. During the year ended December 31, 2006, the Company incurred $9.1 million of charges associated with the repositioning plan. These charges are primarily comprised of $4.4 million in professional and other fees related to the strategic review, $2.7 million in termination and impairment charges incurred in connection with subleasing the Company’s New York office, and $1.6 million of previously deferred costs related to the Company’s decision not to pursue a collateralized financing arrangement.

Severance and Related Accelerated Amortization of Deferred Compensation

During the year ended December 31, 2006, we recorded severance charges related to the separation our former President and Chief Executive Officer, and two additional senior executives, positions which will not be refilled, as well as certain other employees. These charges include a combination of cash severance and accelerated vesting of equity compensation totaling $17.3 million and $4.3 million, respectively. During the year ended December 31, 2005, we incurred severance charges related to the separation of two senior officers totaling $4.5 million. These severance charges included the amortization of deferred compensation associated with the acceleration of vesting and additional issuance of restricted stock awards.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $10.9 million, or 9.4%, to $126.3 million for the year ended December 31, 2006, from $115.4 million for the year ended December 31, 2005. This increase is related primarily to the timing of acquisitions due to depreciation and amortization expense for the year ended December 31, 2006 including a full year of expense for Acquisitions purchased in 2005 and a partial period of expense for Acquisitions purchased in 2006. As a result, depreciation and amortization for Acquisitions increased $11.2 million for the year ended December 31, 2006 compared to the prior year.

Depreciation and amortization in Same Store decreased $3.3 million from $104.8 million for the year ended December 31, 2005 to $101.5 million for the year ended December 31, 2006. This decrease includes lower depreciation and amortization at our 123 South Broad Street Unit II building in Philadelphia, PA and our Beaver Valley property in Wilmington, DE reflecting the impact of early lease terminations on these properties and the cessation of depreciation of certain building equipment that had reached the end of its depreciable life at 123 South Broad Street Unit II. Depreciation and amortization in the Bank of America, N.A. 2003 portfolio decreased principally due to the accelerated amortization of intangibles and leasehold improvements recorded during the second quarter of 2005 related to an early lease termination by a non-bank third party tenant, initiated by the tenant due to its financial instability. Additionally, the change in Same Store depreciation and amortization expense reflects higher depreciation expense recorded in the prior year attributable to the correction of useful lives on the assets in certain portfolios. These decreases were partially offset by higher depreciation and amortization expense in certain properties due to additional capital and tenant improvements and the acceleration of depreciation and amortization of tenant improvements and intangible assets related to the early release of space in Bank of America Plaza in St. Louis, MO, recorded in the first quarter of 2006.

The increase in depreciation and amortization expense in Corporate is primarily attributable to leasehold improvements, office furniture and fixtures due to the expansion of our Corporate offices as well as a full year of depreciation expense on equipment associated with our new information system capitalized during the year ended December 31, 2005.

Interest Expense on Mortgages and Other Debt

Interest expense on mortgage notes and other debt increased approximately $21.9 million, or 18.2%, to $142.4 million for the year ended December 31, 2006, from $120.5 million for the year ended December 31, 2005. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:

Mortgage Interest.  Interest expense on permanent mortgage financing increased $12.0 million during the year ended December 31, 2006 versus the year ended December 31, 2005. Interest expense increased $5.8 million due to incurring a full year of interest expense on mortgages secured by properties acquired in 2005. Mortgage interest expense increased $4.8 million due to contractual changes in the interest rate on the Bank of America 2004 portfolio which occurred in 2005. The interest rate on this portfolio reverted to a fixed rate of 5.96% in June 2005 from a previously lower variable rate. Mortgage interest expense also increased $3.5 million due a combination of higher outstanding balance and higher rate of interest charged on the Dana Commercial Credit portfolio in 2006 versus 2005. In the fourth quarter of 2005, this portfolio’s mortgage was refinanced with an interest rate of 5.61% compared to 4.04% previously. Additionally, the amount financed on this portfolio was increased from $162.0 million to $180.0 million. These increases in interest expense were partially offset by contractual debt amortization of $50.6 million during the year ended December 31, 2006, and the refinancing of certain mortgages with advances from our secured credit facility.

Secured Credit Facility.  Interest expense on our secured credit facility increased by $14.0 million. This increase was primarily due to a higher average balance outstanding during 2006. The average balance outstanding on the secured credit facility increased from $85.9 million during the year ended December 31, 2005 to $244.2 million during the year ended December 31, 2006. The weighted average effective interest rate increased from 6.89% to 8.02% due to changes in the underlying index. This facility bears interest at a rate of LIBOR plus 1.75% . The increase in average balance outstanding primarily reflects funds drawn to finance acquisitions including Regions Bank portfolio in June 2005, National City portfolio in March 2006, Western Sierra portfolio in July 2006 and to provide financing for purchases under formulated price contracts. We also refinanced certain mortgages with the secured credit facility where we were able to lower interest rates, increase funds availability or reduce high debt constant payments. The highest balance outstanding on this facility was $365.1 million in November 2006. On December 29, 2006 we reduced the balance outstanding by $150.3 million with the proceeds from the sale of State Street Financial Center.

Deferred Financing Costs.  During the year ended December 31, 2006, non-cash interest expense related to the amortization of deferred financing costs declined $4.3 million. This primarily relates to $4.7 million of accelerated amortization recorded in 2005 upon the refinancing of the Dana Commercial Credit portfolio.

Gain on Disposal of Properties in Continuing Operations

We sold 15 parcels of land during the year ended December 31, 2006, and realized a net gain of $2.0 million. These parcels were acquired in 2006 and 2005 under our formulated price contract with Wachovia Bank, N.A. During the year ended December 31, 2005, we sold five parcels of land acquired in November 2005 under our formulated price contract with Wachovia Bank, N.A. for a net gain of $1.6 million.

Equity in Loss from Unconsolidated Joint Venture

During the year ended December 31, 2006, our allocated share in the loss of our Citizens Bank portfolio unconsolidated joint venture totaled $1.4 million. This loss includes our allocated portion of depreciation and interest expense totaling $4.2 million. The Company earns a management fee of 0.15% of property value under management, defined as the original purchase price. The gross amount of management fees, totaling $0.2 million are included in interest and other income from continuing operations.

Minority Interest

Minority interest increased $0.7 to $2.7 million for the year ended December 31, 2006, from $2.0 million for the year ended December 31, 2005. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street and 801 Market Street properties to third parties that own a minority interest in those properties. On October 31, 2005, the Company acquired the remaining 11% limited partnership interest in the entity that owns 123 S. Broad Street in Philadelphia, PA. Therefore allocations of minority interest on 123 S. Broad Street occurred for 10 months during the year ended December 31, 2005, but did not occur during the year ended December 31, 2006.

Discontinued Operations

On August 17, 2006, the Company announced a change in management and a concurrent repositioning of its basic business strategy. This repositioning encompassed a broad array of initiatives and established a revised set of criteria by which the Company would evaluate retention of assets held for investment. As a result, the Company undertook a broad review of all of its assets.

In repositioning its real estate portfolio, the Company announced its intent to sell approximately $1.5 to $2.0 billion of non-core and selected other assets that held no ongoing business relationship or business development value for the Company. The focus of the sale of these assets was to increase property level occupancy, improve “same store” net operating income, to improve cash flow performance of at least one of the Company’s debt portfolios and to raise sufficient funds to reduce the Company’s overall leverage level from 72% of total assets to approximately 60-65%. To identify an appropriate mix of assets the Company singled out those assets which were 1) highly appreciated, 2) required relatively high levels of capital and/or tenant improvement investment to reposition and 3) which had high levels of vacancy.

To achieve these results a thorough review of the real estate portfolio was begun by the Company’s real estate operations and brokerage staff. The review was completed in the fourth quarter of 2006 and resulted in the identification of 265 properties, with an approximate net book value of $1.3 billion, considered to be non-core or holding no potential long-term relationship value. Properties addressed in this evaluation included both bulk purchase acquisition portfolios as well as vacant formulated price contract properties. Additionally, stand alone buildings that met the Company’s repositioning disposal criteria were also identified such as State Street Financial Center, Bank of Oklahoma Plaza, Fireman’s Fund Insurance Company and Household Bank. Subsequent to their identification, this same team determined estimated selling prices for these properties based upon their knowledge of market conditions, conversations with external brokers, reserve limits for properties to be sold at auction and other factors. Estimated selling prices were established at levels which would assist the Company in meeting the goals of its repositioning plan which target the sale of $1.5 billion of property within 12-18 months, while at the same time, achieving maximum value from the sale. Based on this evaluation, these 265 properties were identified for disposition based on the Company’s repositioning criteria. Properties were marketed for sale as soon as they were identified for disposition during our asset review process.

Discontinued Operations — Loss from Discontinued Operations.

Loss from discontinued operations increased $50.0 million to a loss of $79.2 million, net of minority interest, for the year ended December 31, 2006, from a loss of $29.2 million, net of minority interest, for the year ended December 31, 2005. Included in loss from discontinued operations are impairment charges of $57.4 million in the year ended December 31, 2006, $49.1 million of which occurred in the fourth quarter of 2006, versus $3.4 million included in 2005. The majority of these impairments were recorded as a result of the Company’s real estate portfolio review performed in connection with its repositioning plan.

Discontinued Operations — Yield Maintenance Fees

During the twelve months ended December 31, 2006 and 2005, we sold 14 and 7 properties, respectively, encumbered by mortgages and incurred related charges on the early extinguishment of debt of approximately $46.4 million and $0.6 million, net of minority interest, respectively. Included in yield maintenance charges for the year ended December 31, 2006 is approximately $33.6 million reflecting our portion of yield maintenance charges on the December 2006 sale of State Street Financial Center to Fortis Property Group and $11.0 million related to the sale in April 2006 of five properties to Resnick Development Corp.

Discontinued Operations — Net Gains

During the year ended December 31, 2006 and 2005, we sold 128 and 130 properties for an aggregate gain of $237.6 million and $20.2 million, net of minority interest and income tax expense, respectively. Included in net gains for the year ended December 31, 2006 is approximately $155.8 million reflecting our interest in the gain on the December 2006 sale of State Street to Fortis Property Group and $56.9 million related to the April 2006 sale of five properties to Resnick Development Corp.

Comparison of the Year Ended December 31, 2005 and 2004

The following comparison of our results of operations for the year ended December 31, 2005 to the year ended December 31, 2004, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2004 and still owned by us at December 31, 2005, excluding assets held for sale at December 31, 2005 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2004 through December 31, 2005. Acquisitions include State Street Financial Center, Harborside, 101 Independence Center, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Bank of America, N.A. portfolio acquired in October 2004, the National City Bank Building, Bank of America — West, One Montgomery Street, 801 Market Street, Bank of Oklahoma Plaza, Charter One Bank portfolio, Regions Bank portfolio, Household building, Fireman’s Fund Insurance Company building, One Citizen Plaza, One Colonial Plaza and properties acquired under our formulated price contracts.

Amounts in thousands:

					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
	2005	2004	2005	2004	2005	2004	2005	2004

Revenues:
Rental income	$136,933	$131,270	$83,579	$17,906	$(823)	$(481)	$219,689	$148,695
Operating expense reimbursements	62,274	58,974	92,894	22,146	13	(19)	155,181	81,101
Interest and other income, net	2,373	828	428	(348)	2,401	2,663	5,202	3,143

Total revenues	201,580	191,072	176,901	39,704	1,591	2,163	380,072	232,939
Property operating expenses	84,997	80,696	118,743	30,213	(12,789)	(6,348)	190,951	104,561

Net operating income	116,583	110,376	58,158	9,491	14,380	8,511	189,121	128,378
Marketing, general and administrative	—	—	—	—	24,144	23,888	24,144	23,888
Broken deal costs	—	—	—	—	1,220	227	1,220	227
Amortization of deferred equity compensation	—	—	—	—	10,411	9,078	10,411	9,078
Outperformance plan — contingent restricted share component	—	—	—	—	—	(5,238)	—	(5,238)
Severance and related accelerated amortization of deferred compensation	—	—	—	—	4,503	1,857	4,503	1,857

Earnings before interest, depreciation and amortization	116,583	110,376	58,158	9,491	(25,898)	(21,301)	148,843	98,566
Depreciation and amortization	68,195	64,106	45,930	9,811	1,314	510	115,439	74,427

Operating income	48,388	46,270	12,228	(320)	(27,212)	(21,811)	33,404	24,139
Interest expense							(120,514)	(72,121)
Gain on sale of land and minority interest in a property, net							1,596	80
Net loss on investments							(530)	(409)
Minority interest							1,984	1,835

Loss from continuing operations							(84,060)	(46,476)
Loss from discontinued operations							(29,182)	(1,252)
Yield maintenance fees							(567)	(3,060)
Net gains on disposals							20,194	28,543

Income (loss) from discontinued operations							(9,555)	24,231

Net loss							$(93,615)	$(22,245)

Net Operating Income

Total revenues increased $147.2 million, or 63.2%, to $380.1 million for the year ended December 31, 2005, from $232.9 million for the year ended December 31, 2004. Property operating expenses increased $86.4 million, or 82.6%, to $191.0 million for the year ended December 31, 2005, from $104.6 million for the year ended December 31, 2004. These increases, which are largely attributable to Acquisitions as well as certain 2005 activity in Same Store portfolios, resulted in an increase to total net operating income of $60.7 million, or 47.3%, to $189.1 million for the year ended December 31, 2005 from $128.4 million for the year ended December 31, 2004.

Same Store — Net Operating Income

Net operating income on the Same Store increased $6.2 million, or 5.6%, to $116.6 million for the year ended December 31, 2005, from $110.4 million for the year ended December 31, 2004. This increase was primarily due to the following:

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

123 South Broad Street — Unit II .  During the year ended December 31, 2005, we recorded an early termination fee of $1.3 million, which resulted in an increase to other income. This fee was received in connection with a bank tenant vacating a portion of the space it leased in 123 South Broad Street in Philadelphia. As a result of this early termination, net operating income, excluding the early termination fee, on our 123 South Broad Street decreased primarily due to the accelerated amortization of the accounts related to the lease.

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

Acquisitions — Net Operating Income

Net operating income on Acquisitions increased $48.7 million to $58.2 for the year ended December 31, 2005, from $9.5 million for the year ended December 31, 2004. This increase primarily relates to the following:

Timing of Acquisitions. The increase in net operating income on Acquisitions primarily related to the timing of acquisitions in the year ended December 31, 2005, which included a full year of results for Acquisitions purchased in 2004 and a partial year of results for Acquisitions purchased in 2005. The largest effect relates to the September 2004 and October 2004 purchases of the portfolios of properties from Wachovia Bank, N.A. and Bank of America, N.A., respectively. Additionally, the June 2005 purchase of portfolios from Regions Bank and Charter One Bank further contributed to this increase.

Lease-up. Net operating income on Acquisitions also increased as a result of lease-up across certain portfolios, including Harborside in Jersey City, New Jersey and properties acquired under our formulated price contracts.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased $0.2 million, or 0.8%, to $24.1 million for the year ended December 31, 2005, from $23.9 million for the year ended December 31, 2004. This increase was primarily attributable to increased personnel costs, professional fees and office and travel related expenses. These increases were partially offset by the increase in the capitalization of certain leasing-related costs. The decrease of marketing, general and administrative expenses as a percentage of total revenues, excluding total revenues derived from properties included within discontinued operations, to 6.4% for the year ended December 31, 2005, from 10.3% for the year ended December 31, 2004, is largely attributable to the increase in rental income and operating expense reimbursements resulting from Acquisitions.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $41.0 million, or 55.1%, to $115.4 million for the year ended December 31, 2005, from $74.4 million for the year ended December 31, 2004. This increase was primarily due to depreciation and amortization expense associated with Acquisitions as well as the following:

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

Interest Expense on Mortgages and Other Debt

Interest expense on mortgage notes and other debt increased approximately $48.4 million, or 67.1%, to $120.5 million for the year ended December 31, 2005, from $72.1 million for the year ended December 31, 2004, excluding interest costs incurred on properties included within discontinued operations. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:

New Borrowings. During the year ended December 31, 2005, we received proceeds of $159.0 million under new or assumed mortgages, secured by properties acquired in 2005, which increased interest expense by $5.4 million. Interest expense increased $13.6 million due to incurring a full year of interest expense on mortgages secured by properties acquired in 2004. In addition, in March 2005, we completed the $304.0 million long-term financing, secured by the Bank of America, N.A. portfolio purchased in October 2004. This financing bore interest at a floating rate equal to LIBOR plus 0.02% through June 14, 2005, before reverting to a fixed rate of 5.96% for the remainder of the loan term and increased interest expense by $13.0 million.

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

Debt Amortization and Extinguishment. These increases in interest expense are partially offset by contractual debt amortization of $41.9 million during the year ended December 31, 2005.

Gain on Sale of Land

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

Minority Interest

Minority interest increased $0.2 million to $2.0 million for the year ended December 31, 2005, from $1.8 million for the year ended December 31, 2004. This amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from our 123 South Broad Street — Unit II and 801 Market Street properties to third parties that own a minority interest in those properties. We acquired an 89% majority interest in 801 Market Street in April 2005; therefore, no allocations to minority interest were recorded on this property during the year ended December 31, 2004.

Discontinued Operations — Loss from Discontinued Operations

Loss from discontinued operations increased $27.9 million to a loss of $29.2 million, net of minority interest, for the year ended December 31, 2005, from a loss of $1.3 million, net of minority interest, for the year ended December 31, 2004. This increase is due primarily due to higher interest expense and depreciation and amortization incurred during 2005.

Overall, interest expense increased $30.7 million to $53.2 million from $22.5 million from mortgages secured by properties included within discontinued operations during the years ended December 31, 2005 and 2004, respectively. In September 2004, the interest rate on the $520.0 million State Street Financial Center mortgage note payable changed from a variable rate of LIBOR plus 1.25% to a fixed rate of 5.79%, resulting in additional interest expense of $10.4 million during the year ended December 31, 2005 compared to the year ended December 31, 2004. Additionally, we incurred twelve months of interest expense on $50.0 million of mezzanine debt associated with this property versus four months in 2004 causing an increase in interest expense of $2.1 million.

Depreciation expense on discontinued operations increased $25.9 million from $37.0 million in the year ended December 31, 2004 to $62.9 million in the year ended December 31, 2005. This increase primarily reflects properties within discontinued operations that were acquired in 2004 that incurred a full year of depreciation expense in 2005 versus a partial year in 2004.

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

Discontinued Operations — Net Gains

During the year ended December 31, 2005 and 2004, we sold 130 and 48 properties for an aggregate gain of $20.2 million and $11.4 million, net of minority interest and income taxes, respectively. Additionally, the net gain recorded during the year ended December 31, 2004, includes the sale of a 30% interest in State Street Financial Center for which we recorded gain of $17.1 million, net of minority interest.

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

Cash Flows for the Year Ended December 31, 2006

Cash used in operating activities was $26.7 million for the year ended December 31, 2006 compared to cash provided by operating activities of $80.6 million for the year ended December 31, 2005, or a decrease of $107.3 million. A substantial portion of this decrease reflects the execution of the Company’s repositioning plan that was announced in August 2006. Specific goals of the plan include the disposal of non-core real estate assets and a significant reduction in the Company’s debt to total assets ratio. During the year ended December 31, 2006, the Company paid $47.2 million of yield maintenance fees associated with sales of non-core assets or asset sales executed to reduce the Company’s debt to total assets ratio. Yield maintenance fees are the amounts paid to our lenders to compensate them for the early repayment of a loan. The Company also paid $17.2 million of cash severance to former members of its senior management team and professional and other fees of $6.4 million as a result of implementing the repositioning plan. Higher effective interest rates and greater outstanding debt balances in 2006 added an additional $36.1 million of interest payments compared to the prior year.

Cash provided by investing activities totaled $1,124.2 million for the year ended December 31, 2006 compared to cash used in investing activities of $700.7 million in the prior year, an increase of $1,824.9 million. This increase in cash flows from investing activities reflects the Company’s efforts, outlined in its repositioning plan, to refocus on its core business and improve its operating and financial performance. Sales of non-core real estate assets are a key component of the Company’s repositioning plan which targets sales of $1.5 to $2.0 billion. As a result, our investment emphasis shifted from the acquisition of additional real estate towards the sale of non-core real estate assets. Accordingly, cash paid for the acquisition of real estate investment decreased from $807.0 million in the year ended December 31, 2005 to $216.0 million, including an unconsolidated joint venture investment, in the year ended December 31, 2006, a decrease of $591.0 million. Conversely, proceeds from sales of non-core assets and other dispositions increased $1,296.0 million. An additional investing activity in the year ended December 31, 2006 includes the purchase of $32.7 million of treasury securities that have been pledged in connection with the defeasance of $31.2 million of debt that was previously secured by properties in our Bank of America portfolio acquired in 2003.

Cash used in financing activities totaled $1,101.8 million in the year ended December 31, 2006 compared to cash provided by financing activities of $619.7 million in the prior year, a decrease of $1,721.5 million. A substantial portion of the cash proceeds from the sale of non-core real estate assets were used to repay borrowings in order to reduce our debt to total assets ratio towards a target of 60-65%. As a result, cash repayments of mortgages, bridge notes and our secured credit facility increased substantially from $594.1 million in the year ended December 31, 2005 to $1,207.6 million in the current year, an increase of $613.5 million. Proceeds from borrowings decreased $780.8 million from $1,108.7 million in the year ended December 31, 2005 to $327.9 million in the current year, reflecting our shift in investment emphasis towards the sale of non-core assets. Dividends and distributions increased to $221.1 million in the year ended

December 31, 2006 from $134.4 million in the year ended December 31, 2005, an increase of $86.7 million. This increase is substantially due to an $86.4 million distribution paid to our 30% minority partner, IPC US Income REIT, upon the sale of State Street Financial Center, sold in December 2006. Dividend payments increased slightly from $131.1 million in 2005 to $132.8 million in the current year primarily as a result of the issuance of 16.8 million additional shares in May 2005. In August 2006, concurrent with the announcement of our repositioning plan, we also announced a reduction in our dividend from $0.27 per share to $0.19 per share. As a result, we anticipate that cash dividends paid in 2007 will be approximately $30.0 million lower than the current year amount.

Cash Flows for the Year Ended December 31, 2005

During the year ended December 31, 2005, net cash provided by operating activities was approximately $80.6 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The increase in deferred revenue is due to the prepayment of contractual rent payments received from Bank of America, N.A. for the Dana Commercial Credit portfolio that apply to future periods, sublease management and standby subtenant fees related to our leasehold interest in Harborside and prepaid rent related to properties we did not own on December 31, 2004.

Net cash used in investing activities was approximately $700.7 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired, of approximately $807.0 million and approximately $41.6 million for payments related to capital expenditures and leasehold termination costs. Payments for capital expenditures and leasehold termination costs include $11.1 million of non-real estate capital expenditures, $6.1 million of tenant improvements, $8.6 million of completed building improvements and equipment projects, $14.8 million of construction in progress and $1.0 million of termination costs. Payments for completed building improvements and equipment include approximately $4.7 million of the pro-rata share of these costs that will be reimbursed with interest by our bank tenants over the useful life of the assets. These payments were partially offset by net sales of marketable securities of approximately $20.7 million and proceeds from sales of real estate and non-real estate investments and payments received to assume leasehold interests of approximately $125.6 million.

Net cash provided by financing activities was approximately $619.7 million. Financing activities consisted primarily of proceeds from mortgage notes payable, convertible senior notes and credit facilities of approximately $1,108.7 million, which were used principally to finance properties acquired in 2005 and the Bank of America, N.A. portfolio purchased in 2004. We also received approximately $244.4 million of proceeds from our secondary offering in May 2005 and the exercise of stock options and $0.3 million of contributions from the minority interest owners of State Street Financial Center. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $134.4 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $594.9 million, (iii) approximately $4.4 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center and (iv) approximately $16.0 million related to an increase in restricted cash.

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

Liquidity and Capital Resources

Short-Term Liquidity Requirements

We had an aggregate of $106.0 million of cash and cash equivalents as of December 31, 2006, of which $37.3 million was in lock box accounts to fund monthly contractual debt service payments and reserve requirements.

As of December 31, 2006, we had $212.6 million of advances outstanding from our secured credit facility, $150.3 million of collateralized availability under this facility, and an additional $37.1 million of uncollateralized availability under this facility. During December 2006, in connection with the Company’s repositioning strategy, we repaid $150.3 million of outstanding advances from this secured credit facility using proceeds from the sale of our interest in the State Street Financial Center property during the same period.

In addition to our secured credit facility, we have an unsecured credit facility with a $60.0 million borrowing limit, available for general corporate purposes, which includes a $60.0 million sub-limit for letters of credit. In June 2006, the unsecured credit facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As of December 31, 2006, we had $68.2 million of letters of credit outstanding, consisting of $59.0 million of unsecured letters of credit and $9.2 million of cash collateralized letters of credit, resulting in net availability of approximately $1.0 million.

As of January 31, 2007, we had $69.6 million of cash and cash equivalents. This decrease during the period from December 31, 2006 to January 31, 2007 primarily relates to our fourth quarter dividend of $25.3 million paid in January 2007, the interest payment on our senior convertible notes of $9.8 million, the prepayment of $14.2 million in mortgage debt, the repayment of the remaining $16.4 million outstanding on our short-term bridge facility secured by Bank of Oklahoma Plaza, and acquisitions under our formulated price contracts of $2.8 million. These cash payments were partially offset by the receipt of the annual rent payment of $30.3 million, net of debt service, related to the Dana Commercial Credit portfolio.

Excluding acquisitions under our formulated price contracts, as of December 31, 2006, we had no pending acquisitions under contract. As of December 31, 2006, we had approximately $9.7 million in pending acquisitions under outstanding notifications and notifications we anticipate receiving under our formulated price contracts. Pursuant to our formulated price contracts, we acquire or assume leasehold interests in the surplus bank branches of financial institutions at a formulated price established by independent appraisals. We are still in due diligence periods and have not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate acquiring, based on the appraisals we have received for similar properties.

The acquisition of these properties will be principally funded with available cash, proceeds generated by property disposition and our secured line of credit.

As of December 31, 2006, we had 12 formulated price contracts with banking institutions, including contracts with two of the four largest depositary institutions in the United States. Unless terminated, our formulated price contracts automatically renew on an annual basis. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms, or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.

During December 2006, in connection with the Company’s repositioning strategy, we sold our 70% interest in the State Street Financial Center for proceeds of approximately $204.6 million, net of transaction related expenses, debt extinguishment and loan defeasance costs. During December 2006 and January 2007, these proceeds were used to reduce our secured credit facility by $150.3 million, prepay $14.2 million of mortgage debt secured by 23 properties, repay a $3.5 million mortgage secured by an individual property that matured in December 2006, and repay the remaining $16.4 million short-term bridge facility secured by Bank of Oklahoma Plaza. The remaining proceeds of approximately $20.2 million were allocated to working capital.

During December 2006, we borrowed $40.0 million from a $50.0 million short-term bridge facility secured by the State Street Financial Center purchase and sale agreement. The $40.0 million advance from the facility was also secured by a recourse guaranty by the Company in an amount equal to the outstanding loan balance of the facility. This $40.0 million loan was repaid in full concurrent with the sale of the State Street Financial Center in December 2006.

On June 30, 2006, the $90.0 million short-term bridge facility initially received in anticipation of completing a pooled securitization financing, secured by Bank of Oklahoma Plaza, One Citizens Plaza and One Colonial Place, was scheduled to expire. This facility was extended to October 31, 2006 and the outstanding loan balance was reduced by $5.3 million in conjunction with this extension. The facility was subsequently extended to December 29, 2006 for One Citizens Plaza and One Colonial Place and to January 31, 2007 for Bank of Oklahoma Plaza. During December 2006, we repaid $68.2 million of the outstanding loan balance of this short-term bridge facility using proceeds from the refinance of One Citizens Plaza and One Colonial Place. These properties were refinanced on a long-term basis with individual fixed-rate mortgage loans. The portion of the short-term bridge facility previously secured by One Citizens Plaza included $12.0 million of recourse to our Operating Partnership. This recourse was eliminated at the time of the refinance in December 2006. As of December 31, 2006, the short-term bridge facility was secured by Bank of Oklahoma Plaza with an outstanding balance of $16.4 million, including $4.1 million of recourse to our Operating Partnership. In January 2007, we repaid the remaining outstanding balance of this short-term bridge facility using proceeds from the sale of our interest in the State Street Financial Center property.

As of January 31, 2007, we had executed agreements of sale related to the disposition of non-core properties with estimated proceeds of approximately $44.6 million, net of principal payments on related debt. We anticipate closing a portion of these dispositions in the first quarter of 2007, with estimated proceeds of $27.8 million, net of principal payments on related debt. The remaining property dispositions are anticipated to be closed in the remainder of 2007. We cannot assure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.

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

We expect to continue to acquire additional properties in the next 12 months. We expect to fund current acquisition commitments and future commitments with any or all of the sources of capital described above. We intend to arrange for debt in accordance with our general borrowing policies, which include utilizing our credit facilities prior to securing permanent debt financing and/or obtaining short-term floating rate bridge financings to expedite the closing of such acquisitions.

We anticipate that our current cash, cash equivalents, short-term investments, cash flow from real estate operating activity and access to the capital markets is sufficient to meet our short-term and long-term capital requirements. However, if these sources of funds become unavailable or our access to the capital markets becomes restricted, our ability to meet current dividend and other payment requirements will be adversely affected.

Our properties are encumbered by mortgages and other financing agreements aggregating approximately $2,439.8 million in outstanding principal, excluding unamortized premiums and discounts, as of December 31, 2006, with an average remaining term of 9.5 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.66%. During the year ending December 31, 2007, we are required to pay $178.6 million in mortgage principal payments, which includes $16.4 million on our short-term bridge facility; $80.7 million on our secured credit facility, $50.0 million of balloon payments on mortgage loans, and $31.1 million of contractual mortgage principal amortization. The table below summarizes the properties financed and the principal payments required as of December 31, 2006, in the following calendar years (dollars in millions):

		Balance at	Coupon
	Number of	December	Interest	Principal Payments and Debt Security Schedule
Property/Borrowing	Properties	2006(1)	Rate(1)	2007	2008	2009	2010	2011	Thereafter

Convertible Senior Notes	—	$450.0	4.38%	$—	$—	$—	$—	$—	$450.0
Bank of America, N.A. acquired in June 2003	133	381.7	5.47%	10.1	10.6	11.2	11.9	12.6	325.3
Bank of America, N.A. acquired in Oct. 2004	202	278.9	5.96%	3.9	4.1	4.4	4.7	5.0	256.8
Secured credit facility(2)	270	212.6	7.10%	80.7	131.9	—	—	—	—
777 San Marin Drive, Novato, CA	1	187.1	5.55%	2.9	3.0	3.2	3.4	3.6	171.0
Wachovia Bank, N.A.	127	183.5	6.40%	2.8	3.0	3.3	3.4	171.0	—
Dana Commercial Credit	13	180.0	5.61%	—	—	—	—	—	180.0
101 Independence Center, Charlotte, NC	1	77.7	5.53%	1.2	1.3	1.3	1.4	1.5	71.0
Bank of America Plaza, St. Louis, MO	1	58.0	4.55%	2.2	2.3	53.5	—	—	—
Pitney Bowes-Bank of America	72	54.6	5.33%	2.9	2.0	1.5	1.6	1.7	44.9
123 S. Broad Street, Unit 2, Philadelphia, PA	1	50.4	8.43%	50.4	—	—	—	—	—
One Citizens Plaza, Providence RI	1	43.5	5.70%	—	—	—	—	—	43.5
801 Market Street, Philadelphia, PA	1	42.0	6.17%	0.6	0.7	0.7	0.7	0.8	38.5
Three Beaver Valley, Wilmington, DE	1	41.5	5.06%	0.7	0.7	0.7	0.8	0.8	37.8
Pitney Bowes — Wachovia	23	24.4	5.50%	0.9	1.0	1.0	1.1	1.2	19.2
Sterling Bank	14	19.9	5.57%	—	—	—	—	—	19.9
10561 Telegraph Road, Glen Allen, VA	1	18.0	5.68%	—	—	—	—	—	18.0
6900 Westcliff Drive. Las Vegas, NV	1	16.6	5.41%	0.2	0.2	0.3	0.3	0.3	15.3
201 Robert S. Kerr Avenue, Oklahoma City, OK(3)	1	16.4	6.75%	16.4	—	—	—	—	—
2200 Benson Street, Sioux Falls, SD	1	15.4	6.55%	0.3	0.3	0.4	0.4	0.4	13.6
610 Old York Road, Jenkintown, PA	1	14.7	8.29%	0.2	0.2	0.2	14.1	—	—
177 Meeting Street, Charleston, SC	1	9.5	7.44%	0.2	0.2	0.2	0.2	8.7	—
1965 East Sixth Street, Cleveland, OH	1	6.3	5.31%	0.1	0.1	0.1	0.1	0.1	5.8
4 Pope Avenue, Hilton Head, SC	1	3.1	5.89%	0.1	0.1	0.1	0.1	0.2	2.5
200 Reid Street, Palatka, FL	1	3.1	5.81%	0.1	0.1	0.1	0.1	0.2	2.5
Debt between $1.0 million and $3.0 million	21	31.1	5.96%	1.0	1.0	1.1	2.3	1.2	24.5
Debt less than $1.0 million(4)	32	19.8	6.35%	0.7	1.4	2.4	1.0	1.2	13.1

	923	$2,439.8	5.66%	$178.6	$164.2	$85.7	$47.6	$210.5	$1,753.2

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	Borrowings bear interest at LIBOR plus 1.75%

(3)	Borrowings bear interest at LIBOR plus 1.40%.

(4)	Includes seven variable-rate loans totaling $3.9 million, which bear interest at one-month Constant Maturity Treasury plus 2.00%.

Our indebtedness contains various financial and non-financial event of default covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured credit facility, limitations on our total indebtedness and our total secured indebtedness. As of December 31, 2006, we were in compliance with all event of default covenants. The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of December 31, 2006, the Company was out of debt service coverage compliance under two of its mortgage note financings, although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2006 (amounts in thousands):

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total(1)

Mortgage notes payable — fixed-rate	$81,212	$117,515	$257,577	$1,299,554	$1,755,858
Mortgage notes payable — variable-rate	16,654	508	508	3,631	21,301
Convertible senior notes	—	—	—	450,000	450,000
Credit facilities	80,715	131,894	—	—	212,609
Interest payments	134,368	122,387	219,948	649,428	1,126,131
Operating and capital leases	17,965	35,589	35,025	182,624	271,203
Purchase obligations(2)	8,295	610	624	1,659	11,188

	$339,209	$408,503	$513,682	$2,586,896	$3,848,290

(1)	Excludes unamortized debt premium and discounts.

(2)	Includes approximately $11.2 million related to notifications outstanding under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.

As of December 31, 2006, we had $68.2 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $39.4 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee paid to us by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America, N.A. portfolio we acquired in October 2004, we posted a $20.0 million letter of credit as collateral. This letter of credit may be reduced when certain conditions are met, including various leasing and maintenance requirements. The current letter of credit amount outstanding is $19.5 million. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service. In addition, the Company has $0.8 million in surety bonds outstanding as of December 31, 2006 issued to utility companies in lieu of a cash security deposit to establish service.

We generally intend to refinance the remaining principal balance of our mortgage notes payable as they become due or repay them if the respective property is sold.

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, may of our net leases require the tenant to pay its allocable share of the amortized cost of capital expenditures with interest as well as operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

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

As of December 31, 2006, our debt included fixed-rate debt, including debt secured by assets held for sale, with a carrying value of approximately $2,203.6 million and a fair value of approximately $2,146.3 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $151.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $168.3 million.

As of December 31, 2006, our debt included variable-rate mortgage notes payable with a carrying value of $233.9 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $1.8 million annually.

These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assumes no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of December 31, 2006, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

The tabular information required by this item is included in this report as part of Item 7 under the caption “Liquidity and Capital Resources.”

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

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2006. Based on that evaluation, management has concluded that, as of December 31, 2006, the Company did maintain effective internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Change in Internal Control Over Financial Reporting

As of December 31, 2005, the Company reported a material weakness in internal controls over financial reporting relating to the Company’s accounting for income taxes. Specifically, the Company’s processes and procedures did not provide for adequate management oversight and review of the tax accounting treatment of property dispositions. This material weakness resulted in a material misstatement reflecting an overstatement of income tax expense and understatement of net income in the Company’s statement of operations for the quarter and year ended December 31, 2005. The Company corrected this error prior to the issuance of its 2005 financial statements.

In response to the material weakness described above, the Company has designed and implemented key controls during 2006 as remedial measures in regards to internal controls over accounting for income taxes. These remedial measures include:

•	Design of a revised control process over accounting for income taxes, which includes additional management oversight and review of the tax accounting treatment of property dispositions.

•	Initiate a quarter end review by outside tax accountants, who are not our external auditors, of quarterly tax entries and activities.

We believe such internal controls are designed and operating effectively.

There were no other changes in our internal control over financial reporting during the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of
American Financial Realty Trust:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Financial Realty Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Financial Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Financial Realty Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Financial Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Realty Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
February 28, 2007

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of shareholders.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2007 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report under Item 8 of Part II hereof:

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the Financial Statements.

(b) Exhibits

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Filing Date	Exhibit	Herewith

3.1		Amended and Restated Declaration of Trust of the Registrant.	S-11	4/11/03	3.1
3.2		Articles of Amendment to Amended and Restated Declaration of Trust of the Registrant.	10-K	3/9/05	3.2
3.3		Bylaws of the Registrant.	S-11	6/19/03	3.2
3.4		Amended and Restated Agreement of Limited Partnership of First States Group, L.P., dated September 10, 2002.	S-11	4/11/03	3.3
4.1		Registration Rights Agreement, dated September 4, 2002, by and among the Registrant and the Contributors listed on Schedule 1 thereto.	S-11	2/28/03	4.1
4.2		Registration Rights Agreement, dated September 10, 2002, by and among the Registrant, Nicholas S. Schorsch, Irvin G. Schorsch and Louis D. Davis, III.	S-11	2/28/03	4.3
4.3		Indenture, dated as of July 9, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	10/7/04	4.1
4.4		First Supplemental Indenture, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	10/7/04	4.2
4.5		Second Supplemental Indenture, dated as of December 29, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	12/30/04	4.3
4.6		Form of 4.375% Convertible Senior Notes (included in Exhibit 4.6)	S-3	10/7/04	4.3
4.7		Registration Rights Agreement, dated as of July 9, 2004, among American Financial Realty Trust, Deutsche Bank Securities, Inc. and Banc of America Securities LLC.	S-3	10/7/04	4.4
4.8		Registration Rights Agreement, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Securities, Inc.	S-3	10/7/04	4.5
10.1		Contribution Agreement, dated September 4, 2002, by and between the Contributors and First States Group, L.P.	S-11	4/11/03	10.1
10.2		Form of Amended and Restated Lease Agreement, dated May 23, 2003, by and among U.S. Bank National Association, Patrick E. Thebado and Bank of America, N.A.	S-11	6/4/03	10.4
10.3		Guarantee, dated May 23, 2003, by Bank of America Corporation, in favor of U.S. Bank National Association.	S-11	5/23/03	10.33
10.4		Master Lease Agreement, dated June 30, 2003, by and between First States Investors 5000A, LLC and Bank of America, N.A.	8-K	7/11/03	10.5
10.5		Loan Agreement, dated as of July 18, 2003, by and among First States Investors DB I, LLC, Deutsche Bank AG, LaSalle Bank National Association, and the other lender parties thereto.	10-K	3/26/04	10.48
10.6		Amended and Restated Loan and Security Agreement, dated as of October 1, 2003, by and between First States Investors 5000A, LLC and German American Capital Corporation.	10-K	3/26/04	10.49
10	.7†	2002 Equity Incentive Plan, as amended and restated on July 24, 2003.	14A	8/25/03
10.8		Agreement of Purchase and Sale, dated as of May 10, 2004, between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.1
10.9		First Amendment to Agreement of Sale and Purchase, dated as of September 2 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.2
10.10		Second Amendment to Agreement of Sale and Purchase, dated as of August 16, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.3
10.11		Third Amendment to Agreement of Sale and Purchase, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.4
10.12		Master Agreement Regarding Leases, dated as of September 22, 2004, by and between First States Investors 3300, LLC, as Landlord, and Wachovia Bank, National Association, as Tenant.	8-K	9/28/04	10.5
10.13		Lease Guaranty, dated as of September 22, 2004, executed by Wachovia Corporation in favor of First States Investors 3300, LLC.	8-K	9/28/04	10.6
10.14		Loan Agreement, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Lehman Brothers Holdings Inc.	8-K	9/28/04	10.7
10.15		Promissory Note, dated as of September 28, 2004, by First States Investors 3300, LLC, in favor of Lehman Brothers Holdings Inc., in the principal amount of $219,000,000.	8-K	9/28/04	10.8

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Filing Date	Exhibit	Herewith

10.16		Agreement of Sale and Purchase between Bank of America, N.A. and First States Group, L.P. dated September 27, 2004.	8-K	10/1/04	10.1
10.17		Master Lease Agreement between First States Investors 5200, LLC, as Landlord, and Bank of America, N.A., as Tenant, dated October 1, 2004.	8-K	10/1/04	10.2
10.18		Guarantee, dated as of October 1, 2004, executed by Bank of America Corporation in favor of First States Investors 5200, LLC.	8-K	10/1/04	10.3
10.19		First Amendment to Loan Agreement, dated as of August 9, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.4
10.20		Second Amendment to Loan Agreement, dated as of September 30, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.5
10.21		Amended and Restated Promissory Note, dated as of September 30, 2004, by First States Investors DB I, LLC, in favor of Deutsche Bank AG, in the principal amount of up to $400,000,000.	8-K	10/1/04	10.6
10.22		Guaranty and Indemnity, dated as of September 30, 2004, by and between First States Group, L.P. and Deutsche Bank AG.	8-K	10/1/04	10.7
10.23		Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.	10-Q	5/6/05	10.3
10.24		First Amendment, dated as of April 12, 2005, to Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.	10-Q	5/6/05	10.4
10.25		Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.	10-Q	5/6/05	10.5
10.26		First Amendment, dated as of April 12, 2005, to Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.	10-Q	5/6/05	10.6
10.27		Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of German American Capital Corporation, in the principal amount of $152,000,000.	10-Q	5/6/05	10.7
10.28		Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of Bear Stearns Commercial Mortgage, Inc., in the principal amount of $152,000,000.	10-Q	5/6/05	10.8
10	.29†	2006 Long Term Incentive Plan.	10-Q	8/9/05	10.2
10	.30†	Employment Agreement, dated August 30, 2005, by and between Nicholas S. Schorsch and First States Group, L.P. (with respect to sections incorporated into the Separation Agreement only, which agreement is filed as Exhibit 10.31).	10-Q	11/8/05	10.1
10	.31†	Separation Agreement, dated August 16, 2006, between First States Group, L.P. and Nicholas S. Schorsch, and guaranteed by the Registrant.	10-Q	11/6/06	10.1
10	.32†	Employment Agreement, dated August 30, 2005, by and between Glenn Blumenthal and First States Group, L.P.	10-Q	11/8/05	10.2
10	.33†	Employment Agreement, dated August 30, 2005, by and between David J. Nettina and First States Group, L.P.	10-Q	11/8/05	10.3
10	.34†	Employment Agreement, dated August 30, 2005, by and between Edward J. Matey Jr. and First States Group, L.P.	10-Q	11/8/05	10.4
10.35		Third Amendment to Loan Agreement, dated as of September 30, 2005, by and among First States Investors DB I, LLC, Deutsche Bank AG and LaSalle Bank National Association.	10-Q	11/8/05	10.5
10.36		Contribution Agreement, effective as of October 26, 2005, by and between the Contributors and First States Group, L.P.	10-K	3/16/06	10.54
10	.37†	Non-Employee Trustee Compensation Summary Plan Description.	10-Q	5/10/06	10.1
10.38		Agreement of Purchase and Sale, dated as of November 2, 2006, between First States Investors 228, LLC and FPG DF Lincoln Street, LLC.				X
21.1		Subsidiaries of the Registrant.				X
23.1		Consent of KPMG LLP (independent auditors of the Registrant).				X

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Filing Date	Exhibit	Herewith

31.1		Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2		Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.				X
32	.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.				X
32	.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

/s/ HAROLD W. POTE
Harold W. Pote
President and Chief Executive Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD W. POTE Harold W. Pote	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ DAVID J. NETTINA David J. Nettina	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ BRIAN S. BLOCK Brian S. Block	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/s/ LEWIS S. RANIERI Lewis S. Ranieri	Chairman of the Board of Trustees	February 28, 2007

/s/ GLENN BLUMENTHAL Glenn Blumenthal	Executive Vice President — Chief Operating Officer and Trustee	February 28, 2007

/s/ RAYMOND GAREA Raymond Garea	Trustee	February 28, 2007

/s/ MICHAEL J. HAGAN Michael J. Hagan	Trustee	February 28, 2007

/s/ JOHN P. HOLLIHAN III John P. Hollihan III	Trustee	February 28, 2007

/s/ RICHARD A. KRAEMER Richard A. Kraemer	Trustee	February 28, 2007

/s/ ALAN E. MASTER Alan E. Master	Trustee	February 28, 2007

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of
American Financial Realty Trust:

We have audited the accompanying consolidated balance sheets of American Financial Realty Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Financial Realty Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and the Company changed its method of quantifying errors and recorded a cumulative effect adjustment to retained earnings.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Financial Realty Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2007

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and December 31, 2005
(In thousands, except share and per share data)

	December 31,	December 31,
	2006	2005

Assets:
Real estate investments, at cost:
Land	$333,716	$475,457
Land held for development	14,632	24,563
Buildings and improvements	1,947,977	2,645,618
Equipment and fixtures	283,704	401,661
Leasehold interests	16,039	9,579
Investment in joint venture	21,903	—

Total real estate investments, at cost	2,617,971	3,556,878
Less accumulated depreciation	(297,371)	(260,852)

Total real estate investments, net	2,320,600	3,296,026
Cash and cash equivalents	106,006	110,245
Restricted cash	76,448	73,535
Marketable investments and accrued interest	3,457	3,353
Pledged treasury securities, net	32,391	—
Tenant and other receivables, net of allowance	62,946	51,435
Prepaid expenses and other assets	32,191	37,789
Assets held for sale	594,781	341,338
Intangible assets, net of accumulated amortization of $70,044 and $64,369	314,753	642,467
Deferred costs, net of accumulated amortization of $20,070 and $13,179	62,591	67,388

Total assets	$3,606,164	$4,623,576

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$1,557,313	$2,467,596
Credit facilities	212,609	171,265
Convertible notes, net	446,343	446,134
Accounts payable	7,246	4,350
Accrued interest expense	15,601	19,484
Accrued expenses and other liabilities	58,940	55,938
Dividends and distributions payable	25,328	35,693
Below-market lease liabilities, net of accumulated amortization of $10,874 and $8,912	57,173	67,613
Deferred revenue	179,456	150,771
Liabilities related to assets held for sale	247,798	243,665

Total liabilities	2,807,807	3,662,509
Minority interest	12,393	53,224
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 130,966,141 and 128,712,181 issued and outstanding at December 31, 2006 and 2005, respectively	131	129
Capital contributed in excess of par	1,389,827	1,371,648
Accumulated deficit	(599,596)	(457,313)
Accumulated other comprehensive loss	(4,398)	(6,621)

Total shareholders’ equity	785,964	907,843

Total liabilities and shareholders’ equity	$3,606,164	$4,623,576

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

	Year Ended December 31,
	2006	2005	2004

Revenues:
Rental income	$253,485	$219,689	$148,695
Operating expense reimbursements	166,712	155,181	81,101
Interest and other income	6,425	5,202	3,143

Total revenues	426,622	380,072	232,939
Expenses:
Property operating expenses:
Ground rents and leasehold obligations	14,336	13,427	8,726
Real estate taxes	42,868	35,232	21,659
Property and leasehold impairments	5,500	144	446
Other property operating expenses	166,310	142,148	73,730

Total property operating expenses	229,014	190,951	104,561
Marketing, general and administrative	24,934	24,144	23,888
Broken deal costs	176	1,220	227
Repositioning	9,065	—	—
Amortization of deferred equity compensation	8,687	10,411	9,078
Outperformance plan — contingent restricted share component	—	—	(5,238)
Severance and related accelerated amortization of deferred compensation	21,917	4,503	1,857
Interest expense on mortgages and other debt	142,432	120,514	72,121
Depreciation and amortization	126,307	115,439	74,427

Total expenses	562,532	467,182	280,921

Loss before net gain on sale of land, equity in loss from joint venture, net loss on investments, minority interest and discontinued operations	(135,910)	(87,110)	(47,982)
Gain on sale of land	2,043	1,596	80
Equity in loss from joint venture	(1,397)	—	—
Net loss on investments	—	(530)	(409)

Loss from continuing operations before minority interest	(135,264)	(86,044)	(48,311)
Minority interest	2,686	1,984	1,835

Loss from continuing operations	(132,578)	(84,060)	(46,476)
Discontinued operations:
Loss from operations before yield maintenance fees, net of minority interest of $1,850, $3,062 and $114 for the years ended December 31, 2006, 2005 and 2004, respectively	(79,174)	(29,182)	(1,252)
Yield maintenance fees, net of minority interest of $15,564, $16 and $103 for the years ended December 31, 2006, 2005 and 2004, respectively	(46,402)	(567)	(3,060)
Net gains on disposals, net of minority interest of $74,046, $562 and $934 for the years ended December 31, 2006, 2005 and 2004 respectively	237,556	20,194	28,543

Income (loss) from discontinued operations	111,980	(9,555)	24,231

Net loss	$(20,598)	$(93,615)	$(22,245)

Basic and diluted income (loss) per share:
From continuing operations	$(1.04)	$(0.71)	$(0.45)
From discontinued operations	$0.87	$(0.07)	$0.23

Total basic and diluted loss per share	$(0.17)	$(0.78)	$(0.22)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share data)

			Capital	Retained	Accumulated
	Shares of	Common	Contributed	Earnings	Other
	Beneficial	Shares	in Excess of	(Accumulated	Comprehensive
	Interest	at Par	par	Deficit)	Income (Loss)	Total

Balance, December 31, 2003	108,096,217	$108	$1,086,270	$(94,557)	$(14,220)	$977,601
Net loss	—	—	—	(22,245)	—	(22,245)
Other comprehensive income (loss):
Reclassification adjustment for losses reclassified into operations	—	—	—	—	2,034	2,034
Unrealized loss on derivatives	—	—	—	—	(1,436)	(1,436)
Unrealized loss on available for sale securities	—	—	—	—	(438)	(438)
Minority interest allocation	—	—	—	—	(228)	(228)

Total comprehensive loss	—	—	—	—	—	(22,313)

Issuance of common shares, net of expenses	16,854	—	244	—	—	244
Exercised options of common shares	748,946	1	7,551	—	—	7,552
Conversion of Operating Partnership units into common shares	1,520,688	2	9,178	—	—	9,180
Dividends declared at $1.02 per share	—	—	—	(112,578)	—	(112,578)
Issuance of restricted shares	619,230	—	—	—	—	—
Amortization of deferred equity compensation	—	—	10,273	—	—	10,273

Balance, December 31, 2004	111,001,935	111	1,113,516	(229,380)	(14,288)	869,959
Net loss	—	—	—	(93,615)	—	(93,615)
Other comprehensive income (loss):
Reclassification adjustment for net losses reclassified into operations	—	—	—	—	3,303	3,303
Realized gain on derivatives	—	—	—	—	4,771	4,771
Unrealized loss on available for sale securities	—	—	—	—	(126)	(126)
Minority interest allocation	—	—	—	—	(281)	(281)

Total comprehensive loss	—	—	—	—	—	(85,948)

Issuance of common shares, net of expenses	16,767,385	16	242,825	—	—	242,841
Exercised options of common shares	186,524	1	1,862	—	—	1,863
Conversion of Operating Partnership units into common shares	185,755	—	6	—	—	6
Dividends declared at $1.08 per share	—	—	—	(134,318)	—	(134,318)
Issuance of restricted shares	570,582	1	(1)	—	—	—
Amortization of deferred equity compensation	—	—	13,440	—	—	13,440

Balance, December 31, 2005	128,712,181	129	1,371,648	(457,313)	(6,621)	907,843
Cumulative effect of adopting SAB No. 108	—	—	—	(2,101)	—	(2,101)
Net loss	—	—	—	(20,598)	—	(20,598)
Other comprehensive income (loss):
Reclassification adjustment for net losses reclassified into operations	—	—	—	—	2,331	2,331
Minority interest allocation	—	—	—	—	(108)	(108)

Total comprehensive loss	—	—	—	—	—	(20,476)

Exercised options of common shares	118,515	—	1,185	—	—	1,185
Conversion of Operating Partnership units into common shares	1,142,742	2	3,690	—	—	3,692
Dividends declared at $0.92 per share	—	—	—	(119,584)		(119,584)
Issuance of restricted shares	992,703	—	273	—	—	273
Amortization of deferred equity compensation	—	—	13,031	—	—	13,031

Balance, December 31, 2006	130,966,141	$131	$1,389,827	$(599,596)	$(4,398)	$785,964

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(20,598)	$(93,615)	$(22,245)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	137,420	138,990	93,241
Minority interest	53,946	(4,500)	(1,118)
Amortization of leasehold interests and intangible assets	36,351	38,887	18,145
Amortization of above- and below-market leases	1,160	(120)	1,539
Amortization of deferred financing costs	13,708	12,656	5,006
Amortization of deferred compensation	13,031	13,440	10,273
Amortization of discount on pledged treasury securities	(359)	—	—
Non-cash component of Outperformance Plan	—	—	(5,238)
Non-cash compensation charge	273	262	244
Impairment charges	65,116	3,581	4,060
Net equity in loss from joint venture	1,397	—	—
Net gain on sales of properties and lease terminations	(315,077)	(23,006)	(30,076)
Net loss on sales of investments	—	530	409
Increase in restricted cash	(3,792)	(17,646)	(21,246)
Leasing costs	(18,154)	(8,404)	(17,349)
Payments received from tenants for lease terminations	1,947	440	2,061
Decrease (increase) in operating assets:
Tenant and other receivables, net	(23,405)	(19,601)	(22,055)
Prepaid expenses and other assets	(2,777)	(81)	(16,466)
Increase (decrease) in operating liabilities:
Accounts payable	4,447	(709)	3,138
Accrued expenses and other liabilities	(3,034)	(10,469)	44,972
Deferred revenue and tenant security deposits	31,711	50,002	71,325

Net cash (used in) provided by operating activities	(26,689)	80,637	118,620

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(192,669)	(806,951)	(2,006,703)
Capital expenditures	(50,043)	(41,559)	(15,786)
Proceeds from sales of real estate and non-real estate assets	1,421,613	125,583	245,990
(Increase) decrease in restricted cash	590	1,601	(10,461)
Investment in joint venture	(23,300)	—	—
Sales of investments	1,116	21,240	52,880
Purchases of investments	(33,082)	(659)	(10,032)

Net cash provided by (used in) investing activities	1,124,225	(700,745)	(1,744,112)

Cash flows from financing activities:
Repayments of mortgages, bridge notes payable and credit facilities	(1,207,580)	(594,063)	(274,398)
Proceeds from mortgages, bridge notes payable and credit facilities	327,878	1,108,652	1,531,425
Proceeds from issuance of convertible senior notes, net	—	—	434,030
Payments for deferred financing costs, net	(2,118)	(838)	(25,758)
Proceeds from common share issuances, net	1,185	244,442	7,552
Redemption of Operating Partnership units	—	(4,405)	(31,112)
Contributions by limited partners	—	353	—
Dividends and distributions	(221,140)	(134,395)	(116,799)

Net cash (used in) provided by financing activities	(1,101,775)	619,746	1,524,940

Decrease in cash and cash equivalents	(4,239)	(362)	(100,552)
Cash and cash equivalents, beginning of year	110,245	110,607	211,159

Cash and cash equivalents, end of year	$106,006	$110,245	$110,607

Supplemental cash flow and non-cash information:
Cash paid for interest	$248,170	$166,533	$76,582

Cash paid for income taxes	$687	$24	$1,693

Debt assumed in real estate acquisitions	$—	$78,645	$48,072

Operating Partnership units issued to acquire real estate	$—	$—	$35,867

Non-cash acquisition costs	$—	$2,367	$—

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share, per share, buildings and square feet data)

(1)  The Company

American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions. The Company acquires corporate-owned real estate assets, primarily bank branches and office buildings from financial institutions, and owns and manages such assets principally under long-term, triple net leases.

The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 98.2% interest in the Operating Partnership as of December 31, 2006. There were 2,341,034 Operating Partnership units outstanding as of December 31, 2006.

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

The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., State Street Corporation and Wachovia Bank, N.A., or their respective affiliates, represented the following percentages of total rental income for the respective periods. The State Street Financial Center occupied by State Street Corporation was sold in December 2006.

	Year Ended
	December 31,
	2006	2005	2004

Bank of America, N.A.	29%	32%	37%
State Street Corporation	18%	19%	24%
Wachovia Bank, N.A.	12%	15%	14%

No other tenant represented more than 10% of rental income for the periods presented.

(2)  Summary of Significant Accounting Policies

(a)	Basis of Accounting

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records acquired real estate at cost. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repairs expenditures are charged to expense as incurred.

In leasing office space, the Company may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by- case basis, considering the facts and circumstances of the individual tenant lease.

(f)	Impairment of Long Lived Assets

The Company follows Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment or disposal of long-lived assets. SFAS No. 144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.

The Company reviews the recoverability of the property’s carrying value, when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. Because a significant number of properties are vacant when acquired, the Company has excluded properties within the initial two-year period of ownership from this review. This provides a reasonable period of time to allow for marketing, leasing and build-out of these properties. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and fair value less estimated cost to dispose for assets held for sale. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

(i)	Marketable Investments and Accrued Interest

Marketable investments consist of shares in an institutional mutual fund that invests in short-term money market instruments. The Company has classified these investments as available-for-sale and recorded them at fair value. These short-term investments had a cost basis of $3,005 and $3,125 as of December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, $3,001 and $3,121 of these investments were pledged as collateral for obligations related to leasehold interest liabilities, respectively. Additionally, the Company has accrued interest income on these investments of $452 and $228 as of December 31, 2006 and 2005, respectively.

In the year ended December 31, 2005, the Company liquidated a prior investment in another institutional mutual fund that invested primarily in mortgage-backed securities, realizing a loss of $530. At December 31, 2004, $404 of this loss was unrealized, excluded from earnings and reported as a component of other comprehensive income (loss).

The following table provides information regarding the sale of marketable investments:

	Year Ended December 31,
	2006	2005	2004

Gross proceeds from sales	$451	$21,240	$52,880
Gross realized gains	—	—	4
Gross realized losses	—	530	413

(j)	Pledged treasury securities

The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. These securities

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are carried at amortized cost because the Company has both positive intent and the ability to hold the securities to maturity. These securities have a fair value of $32,811 and have maturities that extend through November 2013.

(k)	Tenant and Other Receivables

Tenant and other receivables are primarily derived from the rental income that each tenant pays in accordance with the terms of its lease, which is recorded on a straightline basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straightline basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also include receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

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

During the fourth quarter of 2005, the Company discovered that rental income related to one master lease agreement was being straightlined for a period six months longer than the actual expiration. Had the Company recorded straightline rental income over the proper period, net loss would have been decreased by $467 for the year ended December 31, 2004. The adjustments represent 2.1% of net loss and $0.00 of net loss per share for the year ended December 31, 2004. The Company has evaluated, on both the qualitative and quantitative basis, the impact of this adjustment and concluded that it is not significant to the financial statements for the interim periods during and for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, the Company recorded $922 of additional rental income to adjust deferred straightline rent to the proper balance.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets and acquired lease obligations consist of the following:

	December 31,
	2006	2005

Intangible assets:
In-place leases, net of accumulated amortization of $51,260 and $38,037	$221,452	$315,685
Customer relationships, net of accumulated amortization of $17,565 and $20,647	154,375	342,656
Above-market leases, net of accumulated amortization of $13,198 and $8,868	14,826	19,355
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $11,979 and $3,183	(76,600)	(35,929)

Total intangible assets	$314,753	$642,467

Intangible liabilities:
Below-market leases, net of accumulated amortization of $13,475 and $8,969	$63,586	$67,790
Amounts related to liabilities held for sale, net of accumulated amortization of $2,601 and $57	(6,413)	(177)

Total intangible liabilities	$57,173	$67,613

The following table provides the weighted average amortization period as of December 31, 2006 for intangible assets and liabilities and the projected amortization expense for the next five years:

	Weighted
	Average
	Amortization
	Period	2007	2008	2009	2010	2011

In-place leases	14.3	$23,628	$23,032	$22,259	$20,638	$18,432
Customer relationships	34.0	5,725	5,681	5,638	5,604	5,535

Total to be included in depreciation and amortization expense		$29,353	$28,713	$27,897	$26,242	$23,967

Above-market lease assets	7.1	$(4,113)	$(3,586)	$(2,741)	$(2,126)	$(784)
Below-market lease liabilities	28.0	3,206	2,898	2,751	2,421	2,128

Total to be included in (deducted from) rental revenue		$(907)	$(688)	$10	$295	$1,344

During the year ended December 31, 2005, the Company discovered that certain depreciable assets, primarily intangible assets, were being amortized over the improper useful lives within two real estate portfolios. Had the Company recorded amortization expense utilizing the proper useful lives, net loss would have been increased by $385 for the years ended December 31, 2004. The adjustments represent 1.7% of net loss and $0.00 of net loss per share for the year ended December 31, 2004. The Company has evaluated, on both the qualitative and quantitative basis, the impact of this adjustment and concluded that it is not significant to the financial statements for the interim periods during and for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Company recorded $865 of additional amortization expense to adjust accumulated amortization to the proper balances.

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

Prior to 2005, the Company amortized deferred financing costs to interest expense on a straightline basis. During the year ended December 31, 2005, the Company changed its amortization methodology to an effective interest rate basis. Had the Company recorded amortization expense on an effective interest rate basis in prior years, net loss would have been increased by $467 for the year ended December 31, 2004. The adjustment

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents 2.1% of net loss and $0.00 net loss per share for the year ended December 31, 2004. The Company has evaluated, on both the qualitative and quantitative basis, the impact of this adjustment and concluded that it is not significant to the financial statements for the interim periods during and for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, the Company recorded $508 of additional interest expense to adjust net deferred costs to the proper balances.

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

(p)	Transfer of financial assets and extinguishment of liabilities

The Company follows Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” which establishes an accounting model for the derecognition of transferred assets and liabilities. The Company applies the provisions of SFAS No. 140 when the Company enters into a defeasance transaction in which the Company will unencumber a property from a mortgage note prior to the property’s disposal. To effect this transaction, the Company will purchase and substitute a secured interest in treasury securities for the property that originally served as collateral under a mortgage note agreement. For transactions that meet the criteria of SFAS No. 140, the Company will derecognize the transferred assets and liability (“legal defeasance”). For defeasance transactions that do not meet the criteria of SFAS No. 140, the Company will continue to report the securities and liability on its consolidated balance sheet (“in-substance defeasance”).

(q)	Accounting for Derivative Financial Investments and Hedging Activities

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(r)	Comprehensive Income (Loss)

Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. The Company enters into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. Unrealized gains and losses on derivatives are amortized into interest expense in the consolidated statements of operations over the life of the underlying debt.

(s)	Revenue Recognition

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

(t)	Sales of Real Estate Properties

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

(u)	Rent Expense

Rent expense is recognized on a straightline basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets include an accrual for rental expense recognized in excess of amounts currently due. For the years ended December 31, 2006, 2005 and 2004 rent expense related to leasehold interests, which is included in property operating expenses and corporate office space, which is included in marketing, general and administrative expense was $16,201, $14,947 and $9,338, respectively.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(v)	Income Taxes

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

The Company has a wholly-owned taxable REIT subsidiary as defined under the Internal Revenue Code. The asset and liability approach is used by the taxable REIT subsidiary to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established to reduce net deferred tax assets to the amount for which recovery is more likely than not. During the year ended December 31, 2006, no tax benefit or provision was recorded. During the year ended December 31, 2005, the Company recorded a current and deferred income tax benefit of $505 and $622, respectively. No such benefit or provision was recorded during the year ended December 31, 2004.

As of December 31, 2006, the Company fully reserved the deferred tax asset of $622 and $77 of the receivable recorded as of December 31, 2005 as it is no longer more likely than not that these future benefits will be realized. The remaining $428 current tax receivable recorded as of December 31, 2005 was realized during 2006. As of December 31, 2006, the Company has a current tax receivable of $1,724 recorded on the consolidated balance sheet related to the refund of taxes paid in the current and prior years.

As of December 31, 2005, the taxable REIT subsidiary recorded a deferred tax asset of $622 related to expenses, which are deductible tax purposes in future periods. No valuation was recorded at that time as the Company believed it was more likely than not that the future benefit associated with this deferred tax asset would be realized as of December 31, 2005. The Company also recorded a current tax receivable of $505 related to a refund of taxes paid in prior years.

The tax basis of real estate assets, including assets held for sale, exceeded the net book basis of real estate assets, including assets held for sale, by approximately $26,357 at December 31, 2006. The net book basis of real estate assets, including assets held for sale, exceeded tax basis of real estate assets, including assets held for sale, by approximately $37,702 at December 31, 2005.

For the year ended December 31, 2006, 100% of the Company’s dividends were characterized as capital gains. For the year ended December 31, 2005, 92% of the Company’s dividends were characterized as a return of capital. For the year ended December 31, 2004, 33% of the Company’s dividends were characterized as ordinary income and 67% were characterized as a return of capital for federal income tax purposes.

(w)	Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, the Company did not recognize compensation expense in the statement of operations for options granted for the periods prior to the adoption of SFAS 123R. As required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS No. 123 had been applied. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS No. 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company will recognize compensation cost for the portion of options

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for which the requisite service has not been rendered (unvested) that are outstanding as of December 31, 2005, on a straight-line basis over the remaining service period adjusted for estimated forfeitures. The compensation cost the Company records for these options will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

Amortization of deferred equity compensation, which represents stock-based employee compensation costs, was $8,687 for the year ended December 31, 2006, including $8,635 and $52 associated with restricted stock grants and option grants, respectively. In addition, accelerated amortization of deferred equity compensation related to severance costs of $4,344 was expensed in the year ended December 31, 2006. Amortization of deferred equity compensation was $13,440 and $10,373 for the years ended December 31, 2005 and 2004 respectively.

The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all share-based employee compensation and recognized compensation costs in its financial statements during the years ended December 31, 2005 and December 31, 2004:

	Year Ended December 31,
	2005	2004

Net loss	$(93,615)	$(22,245)
Add: Total share-based employee compensation expense included in net loss	13,440	5,035
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(14,966)	(6,987)

Pro forma net loss	$(95,141)	$(24,197)

Basic and diluted loss per share — as reported	$(0.78)	$(0.22)

Basic and diluted loss per share — pro forma	$(0.79)	$(0.22)

(x)	Conditional Asset Retirement Obligations

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the beginning and ending carrying amounts of the Company’s asset retirement obligations:

2006

Asset retirement obligations, beginning of year	$2,565
Property acquisitions	635
Property dispositions	(213)
Accretion expense	216

Asset retirement obligations, end of year	$3,203

(y)	Hurricane Damage

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

When one of the Company’s fully-insured properties located in Chalmette, Louisiana suffered substantial damage from Hurricane Katrina, an involuntary conversion of this nonmonetary asset (property) to a monetary asset (insurance proceeds) occurred. Based on estimates of the damage, the Company recorded a property write-down of $949 during the year ended December 31, 2005. Since the property was fully-insured, the Company recorded the recovery to be received from insurance proceeds of $949 to fully offset the property write-down. In 2006, the Company received insurance proceeds of $2,877 related to this claim. The amount in excess of our property basis and business interruption claims totaled $1,639 and was recorded as a gain in the consolidated statement of operations during the year ended December 31, 2006.

Other properties in the Company’s portfolio sustained damage from hurricanes in 2005. However, the damage was below the insurance deductibles assigned to each respective property. The aggregate damage sustained on these properties of $1,687 during the year ended December 31, 2005 is included in discontinued operations on the consolidated statements of operations.

No properties suffered substantial damage from hurricanes in the year ended December 31, 2006.

(z)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the 67 first quarter of fiscal 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of FIN 48, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006.

We adopted SAB No. 108 during the quarter ended December 31, 2006. Prior to adopting SAB No. 108, our approach to quantifying misstatements only considered the amount of errors originating in the current year consolidated statement of operations. Thus the effects of correcting the portion of the consolidated balance sheet misstatement that originated in prior years were not considered. Upon adopting SAB No. 108, we changed our approach to quantifying the effects of misstatements to include an analysis of the impact on the current year consolidated statement of operations for the cumulative balance of any known errors, regardless of when they originated. When we applied this approach to quantifying the effects of misstatements to our 2006 consolidated financial statements, we identified two errors that were not material to our consolidated statements of operations in any prior quarter or annual period; however, the cumulative error would have been material to correct in the current period. Since the errors were not material to any prior consolidated statement of operations, we were not required to restate prior year financial statements. The first error related to the accrual of a property operating expense which the Company had not previously accrued for. The second error related to overstated deferred costs resulting from separately accounting for the gross cash inflows and outflows which originated from a lease modification in which the Company should have capitalized the net cash outflow. The consolidated financial statements were corrected with an adjustment of $2,101 to the beginning balance of retained earnings at January 1, 2006.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Acquisitions and Dispositions

During the year ended December 31, 2006 and 2005, the Company acquired 156 and 286 properties and leasehold interests, respectively. In addition, the Company purchased 11 and 33 parcels of land designated as land held for development during the years ended December 31, 2006 and 2005, respectively. The following table presents the allocation of the net assets acquired and liabilities assumed during the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005

Real estate investments, at cost:
Land	$27,099	$110,175
Land held for development	4,451	27,504
Buildings	130,299	531,512
Equipment and fixtures	21,344	87,372
Initial tenant improvements	3,715	46,799
Leasehold interests, net	(578)	(3,492)

	186,330	799,870
Intangibles and other assets:
In-place leases	8,561	93,940
Customer relationships	—	36,400
Above-market lease assets	518	3,043
Below-market lease liabilities	(796)	(15,310)
Other assets	75	1,850

	8,358	119,923

Total assets	194,688	919,793
Mortgage notes assumed, at fair value	—	(78,645)
Other liabilities assumed	(1,899)	(492)
Minority interest	—	(2,367)

Cash paid	$192,789	$838,289

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information regarding property and leasehold interests acquired during the years ended December 31, 2006 and 2005:

		Number of
Property/Seller	Date	Buildings(1)	Purchase Price(2)

Washington Mutual Bank	Feb. 2006	1	$1,738
National City	March 2006	16	35,241
Hinsdale	March 2006	1	5,383
Dripping Springs — Franklin Bank	April 2006	1	3,039
Meadowmont — Wachovia Securities	June 2006	2	3,443
Western Sierra	June 2006	8	14,136
Regions repurchase	July 2006	3	1,900
Amsouth Bank Formulated Price Contracts	August 2006	7	3,512
First Charter Bank	August 2006	1	635
Sterling Bank	Dec. 2006	16	28,806
Bank of America Formulated Price Contracts	Various	20	5,136
Wachovia Bank Formulated Price Contracts	Various	80	91,719	(3)

Total 2006		156	$194,688

Koll Development Company, LLC	Jan. 2005	3	89,224
National City Bank Building	Jan. 2005	1	9,506
Bank of America — West	Mar. 2005	1	24,033
One Montgomery Street	April 2005	1	37,346
801 Market Street	April 2005	1	68,078
Bank of Oklahoma	May 2005	1	20,328
First Charter Bank	May 2005	1	558
Regions Bank	June 2005	111	111,645
Charter One Bank	Various	35	40,714
Household	July 2995	1	24,660
Fireman’s Fund Insurance Company	Aug. 2005	1	283,653
One Citizens Plaza	Oct. 2005	1	60,082
One Colonial Plaza	Nov. 2005	1	25,267
Bank of America Formulated Price Contracts	Various	26	16,047
Wachovia Bank Formulated Price Contracts	Various	101	108,172	(3)
Land	Various	—	480

Total 2005		286	$919,793

(1)	Includes the assumption of leasehold interests and parking facilities.

(2)	Includes all acquisition costs and the value of acquired intangible assets and assumed liabilities. Excludes non-real estate assets acquired.

(3)	Includes amount paid for land parcels.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information regarding other property dispositions including land parcels and leasehold interests, completed during the years ended December 31, 2006, 2005 and 2004:

	Number of	Sale
	Buildings and	Proceeds,
	Land Parcels(1)	Net	Gain(2)

Total 2006	154	$1,421,501	$239,599
Total 2005	143	124,643	21,790
Total 2004	57	185,898	11,488

(1)	Includes the sale of 15 parcels of land and 11 leasehold interest terminations during the year ended December 31, 2006, the sale of five parcels of land and eight leasehold interest terminations during the year ended December 31, 2005, and the sale of two parcels of land and seven leasehold terminations during the year ended December 31, 2004.

(2)	Net of minority ownership interest.

(4)	Indebtedness

The Company had several types of financings in place as of December 31, 2006 and 2005, which include mortgage notes payable, a secured credit facility, convertible senior notes, and an unsecured credit facility. The weighted average effective interest rate on these borrowings was 6.2%, 5.8% and 5.0% for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $2,380,245 and $3,289,984 as of December 31, 2006 and 2005, respectively, compared to recorded balances of $2,437,533 and $3,318,684

The Company’s secured and unsecured financing agreements contain various financial and non-financial covenants that are customarily found in these types of agreements. As of December 31, 2006, no event of default conditions existed under any of the Company’s secured or unsecured financings.

The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of December 31, 2006, the Company was out of debt service coverage compliance under two of its mortgage note financings; although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement

The Company’s secured credit facility permits the lender to require partial repayment of a property advance if such advance remains outstanding for more than 12 months, and full repayment if such advance remains outstanding for more than 18 months. In addition, the facility agreement permits the lender to require mandatory repayments to the extent necessary to reduce outstanding facility advances to current market levels following adverse changes in commercial loan underwriting conditions. No such payments were required during this period.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Mortgage Notes Payable

The following is a summary of mortgage notes payable as of December 31, 2006 and 2005:

	Encumbered
	Properties	Balance	Interest Rates	Maturity Dates

Fixed-rate mortgages	644	1,755,858	4.5% to 8.8%	Oct. 2007 to Dec. 2023
Variable-rate mortgages	9	21,301	6.8% to 7.4%	Jan. 2007 to Nov. 2023

Total mortgage notes payable	653	1,777,159

Unamortized debt premiums and discounts		1,422
Mortgage notes payable related to assets held for sale	4	(221,268)

Balance, December 31, 2006		1,557,313

Fixed-rate mortgages	699	$2,553,118	4.1% to 8.8%	May 2006 to June 2024
Variable-rate mortgages	11	145,087	5.7% to 6.3%	June 2006 to Nov. 2023

Total mortgage notes payable	710	2,698,205

Unamortized debt premiums and discounts		3,080
Mortgage notes payable related to assets held for sale	5	(233,689)

Balance, December 31, 2005		$2,467,596

Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operation as yield maintenance fees within discontinued operations.

In June, July, September and December 2006, we completed four separate in-substance defeasance transactions on a total of $31,344 of debt secured by several properties that were part of our Bank of America portfolio acquired in 2003. We defeased these properties in order to unencumber them prior to their disposal. In connection with these defeasances, we purchased Treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the respective loan agreements. The cash flow from these securities has interest and maturities that coincide with the scheduled debt service payments of the mortgage notes and ultimate payment of principal. The Treasury securities were then substituted for the properties that originally served as collateral for the loan. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments when due. The indebtedness remains on our consolidated balance sheet as it was not an extinguishment of the debt and the securities are recorded as Pledged treasury securities, net of unamortized discount.

In April and December 2006 we completed two legal defeasance transactions related to the sale of our 123 S. Broad St. Unit I Condominium and the State Street Financial Center, respectively. We defeased these properties in order to unencumber them from their debt of $34,971 and $489,961, respectively, prior to their disposal. As a result of these transactions, the Company was legally released from its obligations under the notes. Accordingly, the Company accounted for these transactions as a sale of real estate assets and extinguishment of the related debt in accordance with the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal payments due on the mortgage notes payable as of December 31, 2006 are as follows:

2007	$97,866
2008	32,354
2009	85,669
2010	47,570
2011	210,515
2012 and thereafter	1,303,185

Total	$1,777,159

(b)	Secured Credit Facility

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

As of December 31, 2006, the Company had $212,609 of advances outstanding under this facility, secured by 270 properties, with an interest rate of LIBOR plus 1.75% (7.10% at December 31, 2006). As of December 31, 2005, the Company had $171,265 of advances outstanding under this facility, secured by 184 properties, with an interest rate of LIBOR plus 1.75% (6.11% at December 31, 2005).

(c)	Convertible Senior Notes

During the year ended December 31, 2004, the Company completed, through a private offering, the issuance of $450,000 of convertible senior notes and received proceeds of $434,030, net of discount and financing costs. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%.

The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. As of December 31, 2006 and 2005, the conversion price per share was $17.65 and $17.74, respectively. On December 16, 2006, the Company declared a dividend of $0.19, which did not trigger an adjustment to the conversion price per share.

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

The Company maintains a $60,000 unsecured credit facility for general corporate purposes, established in September 2004. This facility bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.0%. If the Company designates the advance as a Base Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1.0%, or (ii) the Federal Funds Rate plus 1.5%. In May 2006, the Company executed an extension of this facility for a period of one year, beginning on September 30, 2006. The terms of this renewal will reduced the current spread on Eurodollar Rate Loans from LIBOR plus 2.0% to LIBOR plus 1.7% and increase the letter of credit fee amount from 0.8% to 1.7%. These changes became effective at the start of the one year renewal period on September 30, 2006.

The unsecured credit facility maintains a $60,000 sub-limit for letters of credit. In June 2006, the facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As a result, at December 31, 2006, the Company had $68,205 of letters of credit outstanding consisting of $59,049 of unsecured letters of credit and $9,156 of cash collateralized letters of credit. There were no advances under this facility as of December 31, 2006. At December 31, 2005, the Company had $56,353 of unsecured letters of credit outstanding and no advances under this facility. These letters of credit are primarily used to secure payments under leasehold interests and are issued to utility companies in lieu of a cash security deposits to establish service.

(5)	Derivative Instruments and Other Financing Arrangements

The Company enters into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rates rise, during the period between the derivative inception date and derivative settlement date. These gains and losses have been recorded in other comprehensive income, as these derivatives were highly effective.

In March 2004, the Company entered into an agreement designed to straightline the variability of cash payments relating to the rents received under certain leases in the Pitney Bowes-Wachovia portfolio. This agreement ends in August 2010, coterminous with the end of the leases. The monies received and paid related to this agreement are recorded in deferred revenue on the consolidated balance sheet. As of December 31, 2006 and 2005, the Company had a liability of $3,760 and $3,569, respectively related to this agreement.

In July 2004, the Company entered into a forward treasury lock agreement with an aggregate notional amount of $131,000. These derivatives were designated as a hedge of the variability of cash flows related to forecasted interest payments associated with the financing of a $133,900 mortgage note payable secured by 215 Fremont Street. In July 2004, the Company incurred a loss of approximately $1,436 when the treasury lock agreement was terminated in connection with the closing of the related mortgage note payable. This loss was recorded in other accumulated comprehensive income was reclassified to earnings ratably over the term of the related debt. On April 11, 2006, the Company extinguished this debt in connection with the sale of the building and reclassified the then remaining balance of into interest expense.

In December 2004 the Company sold a 30% minority interest in State Street Financial Center. In connection with the sale, the Company agreed to cap the minority interest purchaser’s maximum interest rate at 4.28% as it relates to the portion of the $50,000 of mezzanine debt assumed by the minority interest purchaser for a five-year period. Therefore, all interest expense over 4.28% became the Company’s responsibility. The Company determined the initial fair value of this interest rate cap liability to be $1,150 and recorded it as a reduction of the gain recognized as a result of the minority interest disposition. In June 2005, the Company purchased an interest rate cap for $1,060 to effectively hedge the risk associated with the cap the Company had provided to the minority interest purchaser. In advance of the sale of State Street Financial Center, the Company extinguished the mezzanine debt in December 2006 and wrote-off its remaining liability of $1,076 associated with the interest rate cap liability which was recorded within discontinued operations. The Company also closed out its purchased interest rate cap position and received proceeds of $1,076, the market value of the cap on that date.

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

During the years ended December 31, 2006, 2005 and 2004, the Company reclassified approximately $2,331, $2,773 and $1,625 of accumulated other comprehensive income (loss) to interest expense, respectively. These amounts are included in the consolidated statements of shareholders’ equity and comprehensive income (loss) as a component of the reclassification adjustment for losses reclassified into operations. Over the next 12 months, the Company expects to reclassify $839 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate net proceeds to acquire additional properties, as described in the prospectus relating to the offering and other properties identified after the offering.

(7)  Employee Benefits

401(k) Plan

The Company has established and maintained a retirement savings plan under section 401(k) of the Internal Revenue Code (IRC). The 401(k) plan allows eligible employees, as defined within the plan, to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company matches each eligible employees’ annual contributions, within prescribed limits, in an amount equal to 100% of the first 3% of employees’ salary reduction contributions plus 50% of the next 2% of employees’ salary reduction contributions. Matching contributions of the Company vest immediately. The expense associated with the Company’s matching contribution was $420, $300 and $191 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included within general and administrative expenses in the accompanying consolidated statements of operations.

Supplemental Executive Retirement Plan

The Company has established a non-qualified Supplemental Executive Retirement Plan (SERP) in which the Company’s former President, Chief Executive Officer and Vice Chairman of the board of trustees is a participant. The benefit payable under the SERP is based on a specified percentage of each participant’s average annual compensation, as defined within the plan, while employed with the Company. Participants may begin to receive SERP payments once they have attained the later of age 60 or retirement. Benefits paid under the SERP are for life with 10 years of guaranteed payments and terminate upon the participant’s death. The Company estimated the expected aggregate payout under the SERP based on life expectancy, calculated the present value of the expected aggregate payout using a discount rate of 6.5% and estimated the amount necessary to fund the SERP over the initial five years, after which it was assumed that interest income would accumulate to fund the remaining payout. The expense associated with the SERP obligation over each of the first five years was determined using an effective interest rate method. The SERP expense was $165, $292 and $307 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included within general and administrative expenses in the accompanying consolidated statements of operations.

On August 16, 2006, the Company entered into a Separation Agreement with Mr. Schorsch, the SERP’s sole participant. Under the terms of the separation, the Company fully and completely satisfied its obligation under the SERP by agreeing to pay the participant an aggregate amount of $1,485 on the six month anniversary of the separation. This expense is included within repositioning costs for the year ended December 31, 2006. The Company paid this obligation to the former executive in February 2007.

(8)	2002 Equity Incentive Plan

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity for the Company for the period from January 1, 2004 to December 31, 2006:

		Weighted
	Number of	Average	Aggregate
	Shares Issuable	Exercise	Exercise	Grant Price Range
	Upon Exercise	Price	Price	From	To

Balance, January 1, 2004	2,992,063	$10.29	$30,795	$10.00	$14.98
Options exercised	(23,437)	10.00	(234)	10.00	10.00
Options cancelled	(748,946)	10.08	(7,552)	10.00	11.65

Balance, December 31, 2004	2,219,680	10.37	23,009	10.00	14.98
Options exercised	(186,524)	10.00	(1,865)	10.00	10.00
Balance, December 31, 2005	2,033,156	10.40	21,144	10.00	14.98
Options exercised	(118,515)	10.00	(1,185)	10.00	10.00
Options cancelled	(37,423)	14.04	(525)	10.00	14.98

Balance, December 31, 2006	1,877,218	$10.35	19,434	$10.00	$14.98

The following table summarizes stock options outstanding as of December 31, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number of	Average
	Number of Shares	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.00 to $11.65	1,693,406	5.7 years	$10.07	1.693.406	$10.07
$12.10 to $14.98	183,812	6.4 years	$12.98	180.124	$12.73

The weighted average fair value of each option granted ranges from $0.19 to $0.33 and was estimated on the grant date using the Black-Scholes options pricing model using the following assumptions:

Expected life (in years)	5
Risk-free interest rate	3.25% to 4.21%
Volatility	10.00%
Dividend yield	7.50%

These assumptions, determined upon issuance of such stock options, were utilized in the calculation of the compensation expense. This expense is the result of vesting of previously granted stock option awards. No stock options were granted during the years ended December 31, 2006, 2005 and 2004.

The intrinsic value of both options outstanding and options exercisable at December 31, 2006 was $2,338 and $2,338 respectively. Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $11.44 as of December 29, 2006, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $237 and $1,007 for the twelve months ended December 31, 2006 and 2005, respectively. As of December 30, 2006, the Company had approximately $4 of unrecognized compensation costs related to options outstanding. The Company expects to recognize these costs over a weighted average period of 6 months.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock grant activity for the nine months ended December 31, 2006:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
	Grants Outstanding	Fair Value
Balance, December 31, 2005	1,009,205	$15.16
Granted	1,065,430	11.57
Vested	(908,036)	14.46
Forfeited	(159,117)	14.06

Balance, December 31, 2006	1,007,482	$12.17

During the years ended December 31, 2006, 2005 and 2004, compensation expense related to restricted stock grants was $8,687, $10,411 and $9,078, respectively. In addition, pursuant to the severance agreements of certain senior officers the Company incurred charges of $4,344, $3,029 and $1,195 during the years ended December 31, 2006, 2005 and 2004, respectively, related to the accelerated vesting of restricted stock grants and the issuance of other equity instruments. The following table summarizes restricted share grant activity for the years ended December 31, 2006, 2005 and 2004:

		Share Price
	Shares	at Grant	Vesting
Date of Grant	Granted	Date	Period(1)

January 1, 2004	149,000	16.95	3 years
January 2, 2004	442,730	16.95	4 years
March 31, 2004	27,500	16.95	3 years
June 6, 2004	12,229	14.31	4 years
January 4, 2005	520,516	15.80	4 years
April 15, 2005	16,700	15.22	4 years
April 27, 2005	16,000	15.30	4 years
May 24, 2005	19,481	15.50	3 years
June 15, 2005	11,249	15.88	3 years
October 17, 2005	6,000	13.59	3 years
January 1, 2006	539,326	11.97	4 years
March 31, 2006	6,000	11.65	3 years
June 1, 2006	20,104	9.95	3 years
August 16, 2006	500,000	11.21	3 years

	2,286,835

(1)	Restricted stock vests 33% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for restricted share grants that have a three year vesting period. Restricted stock vests 25% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for restricted share grants that have a four year vesting period.

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

The Company adopted the 2006 Long-Term Incentive Plan (LTIP) effective January 1, 2006, which succeeds the 2003 Outperformance Plan. The LTIP is a long-term, performance-based plan, using the growth in funds from operations (FFO), as defined by the National Association of Real Estate Investment Trusts, after adding back impairments recognized on properties. Under the LTIP, an aggregate of 4,800,000 common shares may be issued to senior executives under our 2002 Equity Incentive Plan. As of December 31, 2006, 1,440,000 target units were allocated to LTIP participants.

Upon the achievement of certain FFO thresholds, as defined under the LTIP, and upon the occurrence of certain other events as more fully set forth in the LTIP, target units are earned and converted into restricted shares, subject to certain vesting criteria. Vested restricted shares are not transferred to the participant until the end of the LTIP, or December 31, 2012. The Company makes certain estimates as it relates to the probability of reaching the required FFO thresholds and records an accrual based on this assessment. As of December 31 2006, no accrual was recorded.

In July 2006, the Company entered into an agreement with a third-party advisor to assist the Company with bank use real estate acquisition sourcing activities. In connection with entering into this agreement, the Company issued the advisor an unvested warrant to purchase 100,000 common shares of beneficial interest. While the agreement is still in effect, on each of first, second, third and fourth anniversary of this sourcing agreement, the Company will grant the advisor additional unvested warrants to purchase 100,000 common shares of beneficial interest. The purchase price of each warrant is equal to the closing common share price of the Company on the date of the respective grant. The advisor will earn, or vest in, each warrant if they successfully source acquisition transactions, as defined within the agreement, equal to $100,000. The right to vest in each warrant is cumulative; however, no warrant will be issued in advance of an anniversary date. The advisor must source and the Company must close transactions equal to $500,000 to vest all of the warrants. The Company will recognize the cost of the issued warrants, based on the fair value of the warrants on the date the performance condition is met, during the period in which the performance condition is met and capitalize this cost as a component of the acquired real estate.

(9)  Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the years ended December 31, 2006, 2005 and 2004:

	Basic and Diluted
	Year Ended December 31,
	2006	2005	2004

Loss from continuing operations	$(132,578)	$(84,060)	$(46,476)
Less: Dividends on unvested restricted share awards	1,034	1,396	1,799

Loss from continuing operations	$(133,612)	$(85,456)	$(48,275)

Income from discontinued operations	$111,980	$(9,555)	$24,231

Weighted average common shares and common share equivalents outstanding	128,644,625	121,171,897	108,117,197

Loss per share from continuing operations	$(1.04)	$(0.71)	$(0.45)

Income per share from discontinued operations	$0.87	$(0.07)	$0.23

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is not dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004

Share options	191,267	574,296	711,557
Unvested restricted shares(1)	228,480	500,859	741,932
Operating Partnership units	3,160,026	3,408,526	5,234,776

Total shares excluded from diluted loss per share	3,579,773	4,483,681	6,688,265

(1)	Includes shares that are contingently issuable under the OPP during the year ended December 31, 2005.

(10)	Accumulated Other Comprehensive Loss

The following table reflects components of accumulated other comprehensive loss for the years ended December 31, 2006, 2005 and 2004:

	Unrealized Gains	Interest Rate	Accumulated
	(Losses) on	Hedges on	Other
	Available for	Mortgage	Comprehensive
	Sale Securities	Notes Payable	Loss

Balance, December 31, 2003	(344)	(13,876)	(14,220)
Change during year	(438)	(1,436)	(1,874)
Reclassification adjustments into statements of operations	409	1,625	2,034
Minority interest	(18)	(210)	(228)

Balance, December 31, 2004	$(391)	$(13,897)	$(14,288)
Change during year	(126)	4,771	4,645
Reclassification adjustments into statements of operations	530	2,773	3,303
Minority interest	(13)	(268)	(281)

Balance, December 31, 2005	$—	$(6,621)	$(6,621)

Reclassification adjustments into statements of operations	—	2,331	2,331
Minority interest	—	(108)	(108)

Balance, December 31, 2006	$—	$(4,398)	$(4,398)

(11)  Discontinued Operations and Assets Held for Sale

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, in accordance with SFAS No. 144, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. Properties classified as held for sale as of December 31, 2006 are classified as such in the consolidated statement of operations for all periods presented for purposes of comparability.

During the year ended December 31, 2006, the Company sold 128 properties in separate transactions for net sales proceeds of $1,413,247. The sales transactions resulted in a net gain of approximately $237,556, after minority interest of $74,046 for the year ended December 31, 2006, which was reported in discontinued operations.

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

During the year ended December 31, 2004, the Company sold 48 properties and a 30% interest in one property, in separate transactions for net sales proceeds of $244,096. The sales transactions resulted in a net gain of approximately $28,543, after minority interest of $934. An income tax provision was not required for the year ended December 31, 2004 because the gains realized were offset by other net losses of the taxable REIT subsidiary, which was reported in discontinued operations.

In accordance with the provisions of SFAS No. 144, the Company had classified 237 and 52 properties as held for sale as of December 31, 2006 and 2005, respectively. The following table summarizes information for these properties:

	December 31,
	2006	2005

Assets held for sale:
Real estate investments, at cost:
Land	$84,226	$45,694
Buildings	388,228	234,195
Equipment and fixtures	68,760	37,693

Total real estate investments, at cost	541,214	317,582
Less accumulated depreciation	(41,181)	(22,004)

	500,033	295,578
Intangible assets, net	76,600	35,929
Other assets, net	18,148	9,831

Total assets held for sale	594,781	341,338
Liabilities related to assets held for sale:
Mortgage notes payable	221,268	233,689
Accrued expenses	14,519	6,320
Below-market lease liabilities, net	6,413	177
Deferred revenue	5,191	3,459
Tenant security deposits	407	20

Total liabilities related to assets held for sale	247,798	243,665

Net assets held for sale	$346,983	$97,673

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following operating results of the properties held for sale as of December 31, 2006, 2005 and 2004 and the properties sold during the years ended December 31, 2006, 2005 and 2004 are included in discontinued operations for all periods presented:

	Year Ended December 31,
	2006	2005	2004

Operating results:
Revenues	$162,350	$182,408	$115,528
Operating expenses	83,915	95,152	53,929
Impairment loss	57,438	3,441	3,615
Interest expense	53,769	53,258	22,396
Depreciation	48,252	62,801	36,954

Loss from operations before minority interest	(81,024)	(32,244)	(1,366)
Minority interest	1,850	3,062	114

Loss from operations, net	(79,174)	(29,182)	(1,252)
Yield maintenance fees	(61,966)	(583)	(3,163)
Minority interest	15,564	16	103

Yield maintenance fees, net	(46,402)	(567)	(3,060)
Gain on disposals	311,602	20,756	29,477
Minority interest	(74,046)	(562)	(934)

Gain on disposals, net	237,556	20,194	28,543

Income (loss) from discontinued operations	$111,980	$(9,555)	$24,231

Discontinued operations have not been segregated in the consolidated statements of cash flows.

(12)	Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending to the year 2031. These leases generally contain rent increases and renewal options. Future minimum rental payments under noncancelable leases, excluding reimbursements for operating expenses, as of December 31, 2006 are as follows:

2007	$323,002
2008	317,018
2009	307,725
2010	291,962
2011	268,238
2012 and thereafter	1,842,319

Total	$3,350,264

As of December 31, 2006, the Company leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 are as follows:

2007	$17,839
2008	17,764
2009	17,790
2010	17,555
2011	17,470
2012 and thereafter	182,624

Total	$271,042

(13)  Repositioning

On August 17, 2006, the Company announced the appointment of a new President and Chief Executive Officer as well as strategic and organizational initiatives designed to reposition the Company, reduce costs and improve performance. As a result of this initiative the Company incurred severance and stock compensation costs, leasehold termination costs and professional and fees as follows:

					As of December 31,
	Charges During the			Accrued	2006
	Year Ended		Amortization	Repositioning as	Total Costs &	Total Expected
	December 31,		and Other	of December 31,	Adjustments to	Costs &
	2006	Cash Payments	Adjustments	2006	Date	Adjustments

Cash severance	$17,573	$(17,205)	—	$368	$17,573	$17,573
Stock compensation	4,344	—	(4,344)	—	4,344	4,344
Lease termination costs	2,675	(499)	(56)	2,120	2,675	2,675
Professional and other fees	6,390	(5,928)	(75)	387	6,390	6,390

	$30,982	$(23,632)	$(4,475)	$2,875	$30,982	$30,982

(14)  Transactions with Related Parties

On October 31, 2005, the Company acquired the remaining 11% limited partnership minority interest in the entity that owns 123 South Broad Street property in Philadelphia, PA. The purchase price of the remaining 11% limited partnership minority interest of $3,034 was paid through the issuance of units in the Company’s Operating Partnership. The parties to the contribution agreement included our founder and a trust controlled by his spouse. They owned 5.01% and 0.81% of the limited partnership interest, respectively, and received 135,962 and 21,982 limited partnership units in the Operating Partnership, respectively, for their interests.

Until August 2006, the Company leased space in two office buildings from real estate partnerships controlled by the Company’s founder and his spouse. Total rent payments under these office leases were approximately $117, $165, and $156 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included within marketing, general and administrative expenses in the accompanying consolidated statements of operations. On August 17, 2006 in connection with the separation of our founder, the Company terminated its leasehold obligations in both buildings for an aggregate amount of $407. These termination fees are included within repositioning costs for the year ended December 31, 2006.

A former officer of the Company owns a one-third interest in a leasing company that provided leasing services. Leasing commissions charged to expense related to these services were approximately $248, $241, $261 for the years ended December 31, 2006, 2005 and 2004, respectively.

In January 2007, the Company entered into a lease agreement with a public company which employs a member of our board of trustees as one of its executive officers. Annual rent due under this lease is approximately $1,300 on an annualized basis over the five year term. The Company believes it has negotiated the terms of this lease at arms-length.

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)  Commitments and Contingencies

On June 25, 2004, the Company entered into an agreement to sublease from Charles Schwab and Co., Inc. (Schwab) approximately 288,000 square feet of vacant space in Harborside, a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, the Company has agreed to sublease this additional space from Schwab. All of the Company’s subleases with Schwab will terminate in September 2017, the same date that Schwab’s leases with the ultimate owner terminate. In exchange for the agreements described above, Schwab paid the Company a sublease management and standby subtenant fee of approximately $11,541. Additionally, Schwab will provide a rent credit against the Company’s initial sublease obligations, payable through December 31, 2007, totaling approximately $40,028, including $27,820 of payments made through December 31, 2006. The sublease management fee and rent credit will be ratably recognized as income and a reduction to rent expense, respectively, over the terms of the agreements. As security for the Company’s obligation under the sublease management, subtenant and standby subtenant agreements, the Company must provide Schwab with an irrevocable, standby letter of credit, which will increase concurrently with each rent credit and sublease management fee payment made by Schwab up to $51,569 and then will decrease over the term of the Company’s obligation through September 2017. As of December 31, 2006, the standby letter of credit had a face amount of $39,361.

As of December 31, 2006, we had approximately $11,188 in pending acquisitions under outstanding notifications under formulated price contracts. Since formulated price agreements require the Company, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. The Company is required to purchase properties at a formulated price typically based on the fair market value of the property as determined through an independent appraisal process, which values the property based on its highest and best use and its alternative use, and then applies a negotiated discount. Under these agreements, the Company is also required to assume the rights and obligations of the financial institution under leases pursuant to which the financial institution leases surplus bank branches. The Company assumes the obligations to pay rent under these leases. In exchange, the Company receives an amount typically equal to 25% to 35% of the future rental payments due under the leasehold interest acquired. Current agreements are renewable on an annual basis, and may be terminated upon 90 days prior written notice. The purchase of these properties or assumption of the leasehold interests is done on an “as-is” basis; however, the Company is not required to acquire properties with certain environmental or structural problems or with defects in title that render the property either unmarketable or uninsurable at regular rates or that materially reduce the value of the property or materially impair or restrict its contemplated use. If the Company subsequently discovers issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations, or other significant problems, the Company typically has no recourse against the seller and the value of the property may be less than the amount paid for such property. Should the Company default on its purchase obligation, the Company would forfeit its initial deposit and any supplemental deposits made with the financial institution. In addition, with respect to the assumption of leasehold interests, the Company would be liable for any rental payments due under the leasehold interests. At December 31, 2006 and 2005, total deposits of $299 and $384, respectively, were held with financial institutions and included in prepaid expenses and other assets in the accompanying consolidated balance sheets. These deposits will be returned to the Company at the expiration date of the respective agreements.

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

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)  Summary Quarterly Results (Unaudited)

The following is a summary of interim financial information as previously reported (in thousands, except per share data):

Year Ended December 31, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$139,611	$141,679	$123,496	$108,939
Net Income (loss)	(23,408)	13,457	(56,183)	45,536
Income (loss) allocated to common shares	(23,408)	13,457	(56,183)	45,536
Basic and diluted income (loss) per share	$(0.19)	$0.10	$(0.44)	$0.35

Year Ended December 31, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$124,764	$133,224	$146,572	$141,364
Net loss	(22,142)	(25,151)	(25,359)	(20,964)
Loss allocated to common shares	(22,142)	(25,151)	(25,359)	(20,964)
Basic and diluted loss per share	$(0.20)	$(0.21)	$(0.20)	$(0.17)

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Abington	PA	8/19/1998	$776		$82	$494	$52	$84	$544	$628	$(146)	35
Avondale	PA	8/20/1998	707		99	515	22	101	535	636	(130)	37
Berkeley Height	NJ	8/20/1998	566		84	386	15	85	400	485	(92)	37
Cambelltown	PA	8/20/1998	182		40	185	8	41	192	233	(46)	36
Cherry Hill	NJ	8/20/1998	523		72	337	11	73	347	420	(74)	37
Edison Twp	NJ	8/20/1998	676		104	473	19	106	490	596	(111)	37
Emmaus	PA	8/20/1998	764		111	492	18	113	508	621	(108)	37
Feasterville	PA	8/20/1998	1,007		125	566	10	126	575	701	(96)	39
Hamilton Square	NJ	8/20/1998	—		113	490	24	116	511	627	(116)	37
Highland Park	NJ	8/20/1998	470		67	347	10	68	356	424	(71)	38
Hightstown	NJ	8/20/1998	616		78	346	11	80	355	435	(72)	38
Kendall Park	NJ	8/20/1998	583		64	288	5	64	293	357	(53)	38
Kenilworth	NJ	8/20/1998	464		60	267	8	61	274	335	(58)	38
Kennett Square	PA	8/20/1998	1,320		174	728	30	175	757	932	(130)	39
Lawrenceville	NJ	8/20/1998	794		113	518	17	115	533	648	(111)	37
Linden	NJ	8/20/1998	1,087		147	606	32	148	637	785	(120)	39
Linden	NJ	8/20/1998	983		135	563	9	136	571	707	(96)	39
Manasquan	NJ	8/20/1998	673		83	377	9	84	385	469	(73)	38
Millburn	NJ	8/20/1998	944		127	572	19	129	589	718	(123)	37
Moosic	PA	8/20/1998	312		36	148	4	36	152	188	(29)	38
North Plainfiel	NJ	8/20/1998	(g	)	26	130	6	27	135	162	(33)	36
Phoenixville	PA	8/20/1998	1,000		133	547	7	134	553	687	(81)	39
Point Pleasant	NJ	8/20/1998	—		78	388	11	80	397	477	(78)	38
Pottstown	PA	8/20/1998	193		32	135	4	33	138	171	(24)	39
Runnemede	NJ	8/20/1998	—		20	110	7	20	117	137	(43)	31
Scotch Plains	NJ	8/20/1998	647		86	380	10	87	389	476	(72)	38
Somerdale	NJ	8/20/1998	265		49	220	5	49	225	274	(43)	38
South Plainfiel	NJ	8/20/1998	577		80	357	11	81	367	448	(75)	38
Spring Lake	NJ	8/20/1998	—		56	304	9	57	312	369	(62)	38
Ventnor	NJ	8/20/1998	406		55	261	9	56	269	325	(60)	37
Warminster	PA	8/20/1998	764		111	530	13	112	542	654	(103)	38
West Chester	PA	1/28/1999	—		374	3,569	22	374	3,591	3,965	(966)	37
Upper Dublin	PA	6/17/1999	853		352	956	—	352	956	1,308	(356)	32
Collingswood	NJ	8/6/1999	365		52	272	—	52	272	324	(86)	34
Pennington	NJ	8/6/1999	631		92	531	37	92	568	660	(203)	34
Philadelphia	PA	8/6/1999	796		70	333	—	70	333	403	(78)	37
Boyertown	PA	12/14/1999	346		57	300	—	57	300	357	(93)	34
Jenkintown	PA	7/11/2000	14,675		2,357	19,654	7,542	2,314	27,239	29,553	(7,865)	34
Bensalem	PA	9/20/2000	637		76	409	—	76	409	485	(119)	35
Philadelphia	PA	9/26/2000	50,388		8,064	66,629	1,830	8,051	68,472	76,523	(18,818)	34
Charleston	SC	12/29/2000	9,491		1,425	11,981	1,823	1,425	13,804	15,229	(3,677)	33
Little Rock	AR	12/11/2001	—		29	146	—	29	146	175	(35)	36
Aurora	MO	2/28/2002	—		77	419	—	77	419	496	(112)	34
Cary	NC	12/10/2002	1,373		185	1,051	—	185	1,051	1,236	(178)	35
Charlotte	NC	12/10/2002	1,256		214	1,212	—	214	1,212	1,426	(205)	35
Charlotte	NC	12/10/2002	1,093		97	548	—	97	548	645	(93)	35
Cornelius	NC	12/10/2002	1,040		187	1,061	—	187	1,061	1,248	(179)	35
Dalton	GA	12/10/2002	—		143	813	—	143	813	956	(137)	35
Florence	SC	12/10/2002	(g	)	109	617	—	109	617	726	(104)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Hickory	NC	12/10/2002	—		102	578	—	102	578	680	(98)	35
Hilton Head	SC	12/10/2002	2,118		252	1,430	20	252	1,450	1,702	(243)	35
Hilton Head	SC	12/10/2002	3,139		311	1,760	—	311	1,760	2,071	(297)	35
Huntersville	NC	12/10/2002	—		158	893	—	158	893	1,051	(151)	35
Raleigh	NC	12/10/2002	1,449		170	961	—	170	961	1,131	(162)	35
Rock Hill	SC	12/10/2002	(g	)	97	549	—	97	549	646	(93)	35
Nassau Bay	FL	12/16/2002	2,394		404	2,277	—	404	2,277	2,681	(387)	35
Port St. Lucie	FL	12/16/2002	—		774	4,388	1,289	773	5,678	6,451	(1,015)	35
Reno	NV	12/16/2002	1,611		779	4,440	34	779	4,474	5,253	(832)	35
Arlington	VA	1/9/2003	(a	)	370	2,484	—	370	2,484	2,854	(427)	35
Baltimore	MD	1/9/2003	(a	)	3,030	23,279	—	3,030	23,279	26,309	(4,043)	35
Baltimore	MD	1/9/2003	(a	)	8,550	55,550	1,553	8,550	57,103	65,653	(9,541)	35
College Park	GA	1/9/2003	(a	)	2,182	14,237	(52)	2,130	14,237	16,367	(2,434)	35
Columbia	SC	1/9/2003	(a	)	517	3,508	—	517	3,508	4,025	(604)	35
Greensboro	NC	1/9/2003	(a	)	3,585	21,688	—	3,585	21,688	25,273	(3,658)	35
Norfolk	VA	1/9/2003	(a	)	3,316	22,990	1,513	3,316	24,503	27,819	(4,201)	35
Norfolk	VA	1/9/2003	(a	)	3,624	24,023	—	3,624	24,023	27,647	(4,118)	35
Richmond	VA	1/9/2003	(a	)	7,054	46,626	3,465	7,054	50,091	57,145	(8,256)	35
Richmond	VA	1/9/2003	(a	)	5,505	34,061	—	5,505	34,061	39,566	(5,769)	35
Silver Springs	MD	1/9/2003	(a	)	331	2,154	430	331	2,584	2,915	(394)	35
Tucker	GA	1/9/2003	(a	)	2,310	15,118	—	2,310	15,118	17,428	(2,581)	35
Washington	DC	1/9/2003	(a	)	3,913	25,082	—	3,913	25,082	28,995	(4,261)	35
Clemmons	NC	2/5/2003	1,298		172	974	(56)	116	974	1,090	(159)	35
Clover	SC	2/5/2003	—		51	291	—	51	291	342	(47)	35
Pembroke Pines	FL	2/19/2003	1,519		124	705	—	124	705	829	(113)	35
Plantation	FL	2/19/2003	—		139	789	—	139	789	928	(126)	35
Winter Park	FL	2/19/2003	1,105		126	714	—	126	714	840	(114)	35
Winter Park	FL	2/19/2003	755		127	718	—	127	718	845	(115)	35
Advance	NC	3/31/2003	(g	)	40	242	—	40	242	282	(42)	35
Atlanta	GA	3/31/2003	2,418		369	2,160	—	369	2,160	2,529	(340)	35
Atlanta	GA	3/31/2003	696		88	522	—	88	522	610	(82)	35
Augusta	GA	3/31/2003	1,186		165	969	—	165	969	1,134	(152)	35
Augusta	GA	3/31/2003	1,358		162	957	(39)	123	957	1,080	(151)	35
Blowing Rock	NC	3/31/2003	(g	)	45	265	—	45	265	310	(45)	35
Boca Raron	FL	3/31/2003	815		105	618	—	105	618	723	(97)	35
Breman	GA	3/31/2003	(g	)	54	349	3	54	352	406	(70)	35
Brevard	NC	3/31/2003	(g	)	137	804	—	137	804	941	(135)	35
Callahan	FL	3/31/2003	(g	)	183	1,084	—	183	1,084	1,267	(186)	35
Canton	NC	3/31/2003	(g	)	15	103	2	15	105	120	(22)	35
Cary	NC	3/31/2003	(g	)	43	256	—	43	256	299	(43)	35
Charlotte	NC	3/31/2003	(g	)	67	399	—	67	399	466	(68)	35
Charlotte	NC	3/31/2003	476		62	365	—	62	365	427	(58)	35
China Grove	NC	3/31/2003	(g	)	96	567	—	96	567	663	(96)	35
Clearwater	FL	3/31/2003	(g	)	217	1,285	—	217	1,285	1,502	(218)	35
Clemmons	NC	3/31/2003	531		77	457	—	77	457	534	(72)	35
Conover	NC	3/31/2003	(g	)	79	472	—	79	472	551	(81)	35
Davie	FL	3/31/2003	(g	)	145	856	—	145	856	1,001	(145)	35
Daytona Beach	FL	3/31/2003	(g	)	174	1,029	—	174	1,029	1,203	(176)	35
East Point	GA	3/31/2003	(g	)	180	1,052	—	180	1,052	1,232	(176)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Eustis	FL	3/31/2003	(g	)	316	1,871	—	316	1,871	2,187	(319)	35
Fayetteville	FL	3/31/2003	(g	)	273	1,663	—	273	1,663	1,936	(300)	35
Forest City	NC	3/31/2003	(g	)	180	1,060	—	180	1,060	1,240	(179)	35
Ft. Lauderdale	FL	3/31/2003	(g	)	310	1,837	—	310	1,837	2,147	(312)	35
Goldsboro	NC	3/31/2003	(g	)	30	191	2	30	193	223	(37)	35
Green Cove	FL	3/31/2003	(g	)	188	1,121	—	188	1,121	1,309	(195)	35
Greensboro	NC	3/31/2003	(g	)	128	741	3	128	744	872	(122)	35
Hapeville	GA	3/31/2003	1,972		229	1,357	—	229	1,357	1,586	(214)	35
Harrisburg	NC	3/31/2003	(g	)	67	400	—	67	400	467	(68)	35
HIckory	NC	3/31/2003	679		90	534	—	90	534	624	(84)	35
Jacksonville	FL	3/31/2003	(g	)	1,620	9,777	5	1,620	9,782	11,402	(1,736)	35
Jacksonville	FL	3/31/2003	2,707		366	2,149	—	366	2,149	2,515	(338)	35
Jacksonville	FL	3/31/2003	(g	)	152	884	—	152	884	1,036	(147)	35
Jacksonville	FL	3/31/2003	646		88	520	—	88	520	608	(82)	35
Jacksonville	FL	3/31/2003	(g	)	374	2,280	—	374	2,280	2,654	(413)	35
Jacksonville	FL	3/31/2003	2,008		282	1,654	—	282	1,654	1,936	(260)	35
Jefferson	NC	3/31/2003	(g	)	20	136	2	20	138	158	(30)	35
Kannapolis	NC	3/31/2003	(g	)	75	443	—	75	443	518	(75)	35
King	NC	3/31/2003	566		78	462	—	78	462	540	(73)	35
Knightdale	NC	3/31/2003	(g	)	27	157	3	27	160	187	(28)	35
Lakeland	FL	3/31/2003	540		63	372	—	63	372	435	(59)	35
Lantana	FL	3/31/2003	1,092		137	804	—	137	804	941	(126)	35
Largo	FL	3/31/2003	(g	)	44	257	—	44	257	301	(44)	35
Lexington	NC	3/31/2003	(g	)	354	2,087	—	354	2,087	2,441	(354)	35
Mabletown	GA	3/31/2003	(g	)	342	2,098	—	342	2,098	2,440	(383)	35
Macon	GA	3/31/2003	1,565		144	911	—	144	911	1,055	(176)	35
Marietta	GA	3/31/2003	(g	)	71	416	—	71	416	487	(70)	35
Marietta	GA	3/31/2003	(g	)	105	620	—	105	620	725	(106)	35
Marion	NC	3/31/2003	869		113	668	—	113	668	781	(105)	35
Martinez	GA	3/31/2003	(g	)	198	1,158	—	198	1,158	1,356	(194)	35
Morganton	NC	3/31/2003	1,888		204	1,259	72	204	1,331	1,535	(242)	35
New Port Richey	FL	3/31/2003	534		67	393	—	67	393	460	(62)	35
Newnan	NC	3/31/2003	(g	)	507	2,965	—	507	2,965	3,472	(495)	35
Newton	NC	3/31/2003	(g	)	148	867	—	148	867	1,015	(146)	35
Norcross	GA	3/31/2003	(g	)	150	889	—	150	889	1,039	(152)	35
Norcross	GA	3/31/2003	(g	)	260	1,517	—	260	1,517	1,777	(253)	35
Norcross	GA	3/31/2003	(g	)	78	462	—	78	462	540	(79)	35
North Port	FL	3/31/2003	(g	)	203	1,195	—	203	1,195	1,398	(203)	35
North Wilkesboro	NC	3/31/2003	(g	)	1,968	11,947	—	1,968	11,947	13,915	(2,143)	35
Orlando	FL	3/31/2003	(g	)	135	798	—	135	798	933	(136)	35
Palatka	FL	3/31/2003	3,131		124	805	229	124	1,034	1,158	(178)	35
Rockingham	NC	3/31/2003	(g	)	78	473	2	78	475	553	(85)	35
Rockledge	FL	3/31/2003	647		79	469	—	79	469	548	(74)	35
Rocky Mount	NC	3/31/2003	(g	)	141	855	—	141	855	996	(153)	35
Rome	GA	3/31/2003	(g	)	34	202	3	34	205	239	(36)	35
Rome	GA	3/31/2003	(g	)	394	2,455	—	394	2,455	2,849	(460)	35
Roswell	GA	3/31/2003	—		116	679	3	116	682	798	(114)	35
Roxboro	NC	3/31/2003	1,328		171	1,016	—	171	1,016	1,187	(160)	35
Savannah	GA	3/31/2003	731		92	544	—	92	544	636	(86)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Savannah	GA	3/31/2003	(g	)	26	156	3	26	159	185	(29)	35
Sparta	NC	3/31/2003	(g	)	17	116	2	17	118	135	(26)	35
St. Petersburg	FL	3/31/2003	(g	)	68	398	—	68	398	466	(67)	35
Tampa	FL	3/31/2003	(g	)	600	3,599	—	600	3,599	4,199	(631)	35
Valdese	NC	3/31/2003	1,116		154	915	—	154	915	1,069	(144)	35
Vidalia	GA	3/31/2003	(g	)	117	736	2	117	738	855	(141)	35
Waynesboro	GA	3/31/2003	(g	)	36	274	3	36	277	313	(68)	35
Waynesville	NC	3/31/2003	919		106	636	—	106	636	742	(100)	35
West Jefferson	NC	3/31/2003	(g	)	30	188	2	30	190	220	(36)	35
Wilkesboro	NC	3/31/2003	586		73	437	—	73	437	510	(69)	35
Apex	NC	4/15/2003	(g	)	32	166	—	32	166	198	(31)	35
Graham	NC	4/15/2003	(g	)	140	724	—	140	724	864	(137)	35
Havelock	NC	4/15/2003	(g	)	37	193	—	37	193	230	(36)	35
Morehead City	NC	4/15/2003	(g	)	86	446	—	86	446	532	(83)	35
New Bern	NC	4/15/2003	(g	)	170	877	—	170	877	1,047	(165)	35
Plymouth	NC	4/15/2003	(g	)	126	653	—	126	653	779	(123)	35
Wilson	NC	4/15/2003	(g	)	1,218	6,285	481	1,698	6,286	7,984	(1,186)	35
Wilson	NC	4/15/2003	(g	)	915	4,726	—	915	4,726	5,641	(931)	35
Wilson	NC	4/15/2003	(g	)	409	2,113	—	409	2,113	2,522	(398)	35
Cayce	SC	5/8/2003	—		52	296	—	52	296	348	(45)	35
Harrisonburg	VA	6/6/2003	(g	)	128	725	—	128	725	853	(108)	35
Wilmington	NC	6/6/2003	772		132	748	—	132	748	880	(112)	35
Aberdeen	WA	6/30/2003	(b	)	145	820	—	145	820	965	(120)	35
Aiken	SC	6/30/2003	(b	)	241	1,381	—	241	1,381	1,622	(200)	35
Albuquerque	NM	6/30/2003	(b	)	534	3,059	—	534	3,059	3,593	(443)	35
Annapolis	MD	6/30/2003	(b	)	570	3,267	44	575	3,306	3,881	(475)	35
Auburn	CA	6/30/2003	(b	)	283	1,623	262	283	1,885	2,168	(322)	35
Bakersfield	CA	6/30/2003	(b	)	220	1,249	6	220	1,255	1,475	(183)	35
Bakersfield	CA	6/30/2003	(b	)	205	1,160	9	205	1,169	1,374	(170)	35
Baltimore	MD	6/30/2003	(b	)	128	727	—	128	727	855	(106)	35
Bellingham	WA	6/30/2003	(b	)	443	2,537	—	443	2,537	2,980	(368)	35
Bremerton	WA	6/30/2003	(b	)	238	1,363	—	238	1,363	1,601	(198)	35
Carrollton	TX	6/30/2003	(b	)	166	939	—	166	939	1,105	(137)	35
Charlotte	NC	6/30/2003	(b	)	4,100	48,997	574	4,124	49,547	53,671	(7,728)	36
Chicago	IL	6/30/2003	(b	)	14,189	88,621	3,336	14,187	91,959	106,146	(13,176)	35
Clearwater	FL	6/30/2003	(b	)	270	1,544	45	270	1,589	1,859	(227)	35
Clermont	FL	6/30/2003	(b	)	56	316	135	56	451	507	(80)	35
Columbia	MO	6/30/2003	(b	)	232	1,327	53	232	1,380	1,612	(204)	35
Compton	CA	6/30/2003	(b	)	127	720	6	127	726	853	(106)	35
Coronado	CA	6/30/2003	(b	)	611	3,500	32	612	3,531	4,143	(518)	35
Deland	FL	6/30/2003	—		581	3,328	231	581	3,559	4,140	(556)	35
El Segundo	CA	6/30/2003	(b	)	247	1,416	46	247	1,462	1,709	(215)	35
Escondido	CA	6/30/2003	(b	)	346	1,982	13	346	1,995	2,341	(293)	35
Florissant	MO	6/30/2003	(b	)	189	1,073	85	194	1,153	1,347	(187)	35
Fresno	CA	6/30/2003	(b	)	180	1,020	18	180	1,038	1,218	(152)	35
Fresno	CA	6/30/2003	(b	)	214	1,215	7	212	1,224	1,436	(178)	35
Fresno	CA	6/30/2003	(b	)	324	1,855	3	324	1,858	2,182	(269)	35
Gardena	CA	6/30/2003	(b	)	794	4,500	—	794	4,500	5,294	(656)	35
Glendale	CA	6/30/2003	(b	)	939	5,384	—	939	5,384	6,323	(780)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Hallandale	FL	6/30/2003	(b	)	570	3,264	640	570	3,904	4,474	(526)	35
Hampton	VA	6/30/2003	(b	)	149	868	24	149	892	1,041	(149)	35
Hialeah	FL	6/30/2003	(b	)	159	903	45	159	948	1,107	(136)	35
Houston	TX	6/30/2003	(b	)	534	3,057	12	546	3,057	3,603	(443)	35
Independence	KS	6/30/2003	(b	)	131	741	15	131	756	887	(111)	35
Independence	MO	6/30/2003	(b	)	187	1,063	—	187	1,063	1,250	(155)	35
Inglewood	CA	6/30/2003	(b	)	418	2,396	99	418	2,495	2,913	(348)	35
Jacksonville	FL	6/30/2003	(b	)	3,893	22,317	362	3,893	22,679	26,572	(3,250)	35
Jacksonville	FL	6/30/2003	(b	)	2,067	11,840	375	2,067	12,215	14,282	(1,727)	35
Jacksonville	FL	6/30/2003	(b	)	1,957	11,211	14	1,957	11,225	13,182	(1,625)	35
Jacksonville	FL	6/30/2003	(b	)	3,052	17,486	452	3,052	17,938	20,990	(2,536)	35
Jacksonville	FL	6/30/2003	(b	)	2,020	11,569	879	2,020	12,448	14,468	(1,706)	35
Jacksonville	FL	6/30/2003	(b	)	5,103	29,228	1,793	5,103	31,021	36,124	(4,245)	35
Jacksonville	FL	6/30/2003	(b	)	2,051	11,749	57	2,051	11,806	13,857	(1,702)	35
Jacksonville	FL	6/30/2003	(b	)	401	2,320	1,376	401	3,696	4,097	(383)	35
Jacksonville	FL	6/30/2003	(b	)	1	4	—	1	4	5	(1)	35
Jacksonville	FL	6/30/2003	(b	)	409	2,341	1,346	409	3,687	4,096	(386)	35
Jacksonville	FL	6/30/2003	(b	)	173	982	—	173	982	1,155	(143)	35
Lexington	MO	6/30/2003	(b	)	68	385	9	68	394	462	(60)	35
LighthousePoint	FL	6/30/2003	(b	)	363	2,104	89	363		2,556	(332)	35
Long Beach	CA	6/30/2003	(b	)	173	983	6	173	989	1,162	(144)	35
Long Beach	CA	6/30/2003	(b	)	814	4,663	24	814	4,687	5,501	(679)	35
Long Beach	CA	6/30/2003	(b	)	142	806	6	142	812	954	(118)	35
Los Angeles	CA	6/30/2003	(b	)	174	985	7	174	992	1,166	(145)	35
Los Angeles	CA	6/30/2003	(b	)	110	622	—	110	622	732	(91)	35
Lynwood	CA	6/30/2003	(b	)	159	904	4	159	908	1,067	(132)	35
Merced	CA	6/30/2003	—		470	2,693	4	470	2,697	3,167	(391)	35
Mesa	AZ	6/30/2003	(b	)	283	1,621	—	283	1,621	1,904	(235)	35
Miami Lakes	FL	6/30/2003	(b	)	2,123	12,161	144	2,128	12,300	14,428	(1,762)	35
Miami Lakes	FL	6/30/2003	(b	)	2,190	12,546	149	2,190	12,695	14,885	(1,851)	35
Mission	TX	6/30/2003	(b	)	113	642	—	113	642	755	(93)	35
Mission Hills	CA	6/30/2003	(b	)	205	1,179	6	205	1,185	1,390	(189)	35
Murfreesboro	TN	6/30/2003	(b	)	189	1,073	10	189	1,083	1,272	(157)	35
Muskogee	OK	6/30/2003	(b	)	212	1,204	53	212	1,257	1,469	(190)	35
Newport Beach	CA	6/30/2003	(b	)	439	2,517	3	439	2,520	2,959	(365)	35
North Hollywood	CA	6/30/2003	(b	)	367	2,105	3	367	2,108	2,475	(305)	35
North Kansas City	MO	6/30/2003	(b	)	328	1,881	171	328	2,052	2,380	(301)	35
Ocala	FL	6/30/2003	(b	)	299	1,715	318	299	2,033	2,332	(249)	35
Ontario	CA	6/30/2003	(b	)	721	4,127	4	721	4,131	4,852	(598)	35
Overland Park	KS	6/30/2003	(b	)	244	1,395	—	244	1,395	1,639	(202)	35
Palmdale	CA	6/30/2003	(b	)	158	895	20	158	915	1,073	(133)	35
Pasadena	CA	6/30/2003	(b	)	689	3,950	39	689	3,989	4,678	(589)	35
Pensacola	FL	6/30/2003	(b	)	323	1,851	319	323	2,170	2,493	(289)	35
Phoenix	AZ	6/30/2003	(b	)	96	542	—	96	542	638	(79)	35
Phoenix	AZ	6/30/2003	(b	)	972	5,566	2	972	5,568	6,540	(807)	35
Phoenix	AZ	6/30/2003	(b	)	2,123	12,163	352	2,123	12,515	14,638	(1,837)	35
Phoenix	AZ	6/30/2003	(b	)	892	5,152	14	904	5,154	6,058	(759)	35
Phoenix	AZ	6/30/2003	(b	)	970	5,556	2	970	5,558	6,528	(805)	35
Phoenix	AZ	6/30/2003	(b	)	2,020	11,572	2	2,020	11,574	13,594	(1,677)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Pomona	CA	6/30/2003	(b	)	471	2,699	47	471	2,746	3,217	(397)	35
Port Charlotte	FL	6/30/2003	(b	)	198	1,125	24	198	1,149	1,347	(169)	35
Red Bluff	CA	6/30/2003	(b	)	330	1,888	230	330	2,118	2,448	(303)	35
Redding	CA	6/30/2003	(b	)	548	3,142	52	548	3,194	3,742	(456)	35
Richland	MO	6/30/2003	(b	)	106	602	10	106	612	718	(88)	35
Richland	WA	6/30/2003	(b	)	372	2,131	—	372	2,131	2,503	(309)	35
Riverside	CA	6/30/2003	(b	)	611	3,500	4	611	3,504	4,115	(508)	35
Rolla	MO	6/30/2003	(b	)	86	487	—	86	487	573	(71)	35
Sacramento	CA	6/30/2003	(b	)	220	1,250	—	220	1,250	1,470	(182)	35
Sacramento	CA	6/30/2003	(b	)	174	984	6	174	990	1,164	(144)	35
Salinas	CA	6/30/2003	(b	)	330	1,888	7	330	1,895	2,225	(274)	35
San Antonio	TX	6/30/2003	(b	)	1,068	6,115	60	1,068	6,175	7,243	(897)	35
San Bernadino	CA	6/30/2003	(b	)	345	1,979	92	345	2,071	2,416	(311)	35
Santa Barbara	CA	6/30/2003	(b	)	1,408	8,069	92	1,408	8,161	9,569	(1,178)	35
Santa Maria	CA	6/30/2003	(b	)	334	1,916	3	334	1,919	2,253	(278)	35
Savannah	GA	6/30/2003	(b	)	386	2,210	—	386	2,210	2,596	(320)	35
Seattle	WA	6/30/2003	(b	)	333	1,905	—	333	1,905	2,238	(276)	35
Spokane	WA	6/30/2003	(b	)	1,499	8,584	—	1,499	8,584	10,083	(1,244)	35
Springfield	MO	6/30/2003	(b	)	138	779	—	138	779	917	(114)	35
Springfield	MO	6/30/2003	(b	)	283	1,620	—	283	1,620	1,903	(235)	35
St. Louis	MO	6/30/2003	(b	)	217	1,244	46	217	1,290	1,507	(207)	35
St. Louis	MO	6/30/2003	(b	)	221	1,250	159	221	1,409	1,630	(208)	35
Stockton	CA	6/30/2003	(b	)	587	3,364	54	587	3,418	4,005	(507)	35
Stuart	FL	6/30/2003	(b	)	485	2,783	238	485	3,021	3,506	(419)	35
Sunnyvale	CA	6/30/2003	(b	)	627	3,590	4	627	3,594	4,221	(521)	35
Tampa	FL	6/30/2003	(b	)	1,189	7,401	(252)	1,189	7,149	8,338	(1,027)	35
Tampa	FL	6/30/2003	(b	)	426	2,442	—	426	2,442	2,868	(354)	35
Torrance	CA	6/30/2003	(b	)	222	1,258	10	222	1,268	1,490	(185)	35
Tulsa	OK	6/30/2003	(b	)	142	807	54	142	861	1,003	(125)	35
Valdosta	GA	6/30/2003	(b	)	259	1,487	71	259	1,558	1,817	(226)	35
Ventura	CA	6/30/2003	(b	)	355	2,032	5	355	2,037	2,392	(295)	35
Walla Walla	WA	6/30/2003	(b	)	206	1,169	38	206	1,207	1,413	(182)	35
Whittier	CA	6/30/2003	(b	)	470	2,694	26	470	2,720	3,190	(392)	35
Winder	GA	6/30/2003	(b	)	96	541	3	96	544	640	(81)	35
Winter Park	FL	6/30/2003	(b	)	348	1,993	102	360	2,083	2,443	(310)	35
Yuba City	CA	6/30/2003	(b	)	302	1,733	76	302	1,809	2,111	(268)	35
Hickory	NC	8/8/2003	—		124	—	—	124	—	124	—	—
Bethel	OH	8/22/2003	—		51	314	—	51	314	365	(43)	35
San Rafael	CA	8/28/2003	(g	)	420	2,381	22	420	2,403	2,823	(336)	35
Abingdon	VA	8/29/2003	(g	)	131	741	8	131	749	880	(104)	35
Irvington	NJ	8/29/2003	(g	)	131	741	—	131	741	872	(103)	35
Wilksboro	NC	8/29/2003	(g	)	46	263	—	46	263	309	(37)	35
Ashtabula	OH	9/12/2003	(g	)	285	1,646	—	285	1,646	1,931	(236)	35
Beachwood	OH	9/12/2003	(g	)	232	1,363	—	232	1,363	1,595	(201)	35
Bedford	OH	9/12/2003	(g	)	96	609	—	96	609	705	(101)	35
Berea	OH	9/12/2003	(g	)	189	1,136	2	189	1,138	1,327	(176)	35
Cincinnati	OH	9/12/2003	(g	)	60	371	—	60	371	431	(60)	35
Cincinnati	OH	9/12/2003	(g	)	74	446	—	74	446	520	(69)	35
Cleveland	OH	9/12/2003	(g	)	73	452	—	73	452	525	(72)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Cleveland	OH	9/12/2003	(g	)	392	2,272	—	392	2,272	2,664	(328)	35
Cleveland	OH	9/12/2003	(g	)	80	491	—	80	491	571	(79)	35
Cleveland	OH	9/12/2003	(g	)	137	842	—	137	842	979	(135)	35
Cleveland	OH	9/12/2003	(g	)	67	446	—	67	446	513	(79)	35
Cleveland	OH	9/12/2003	(g	)	116	720	—	116	720	836	(116)	35
Cleveland	OH	9/12/2003	(g	)	131	805	—	131	805	936	(129)	35
Conneaut	OH	9/12/2003	(g	)	106	653	—	106	653	759	(105)	35
Euclid	OH	9/12/2003	(g	)	102	659	—	102	659	761	(113)	35
Euclid	OH	9/12/2003	(g	)	103	615	—	103	615	718	(93)	35
Garfield Height	OH	9/12/2003	(g	)	71	439	—	71	439	510	(71)	35
Geneva	OH	9/12/2003	(g	)	134	836	—	134	836	970	(137)	35
Jefferson	OH	9/12/2003	(g	)	130	819	—	130	819	949	(135)	35
Kent	OH	9/12/2003	(g	)	43	248	—	43	248	291	(36)	35
Mason	OH	9/12/2003	(g	)	58	345	—	58	345	403	(53)	35
Medina	OH	9/12/2003	(g	)	100	606	(2)	98	606	704	(94)	35
Mentor	OH	9/12/2003	(g	)	98	588	—	98	588	686	(90)	35
Mentor	OH	9/12/2003	(g	)	152	903	—	152	903	1,055	(137)	35
Milford	OH	9/12/2003	(g	)	108	675	—	108	675	783	(111)	35
Pepper Pike	OH	9/12/2003	(g	)	167	978	—	167	978	1,145	(145)	35
Rock Creek	OH	9/12/2003	(g	)	45	273	—	45	273	318	(43)	35
Shaker Heights	OH	9/12/2003	(g	)	241	1,442	2	241	1,444	1,685	(219)	35
Springfield Twp	OH	9/12/2003	(g	)	64	383	—	64	383	447	(58)	35
Strongville	OH	9/12/2003	(g	)	103	654	—	103	654	757	(110)	35
Asheville	NC	9/24/2003	—		505	2,923	—	505	2,923	3,428	(397)	35
Asheville	NC	9/24/2003	—		60	350	—	60	350	410	(48)	35
Asheville	NC	9/24/2003	(c	)	64	374	—	64	374	438	(51)	35
Black Mountain	NC	9/24/2003	(g	)	30	194	—	30	194	224	(37)	35
Boone	NC	9/24/2003	(c	)	112	655	—	112	655	767	(89)	35
Brevard	NC	9/24/2003	(g	)	50	314	—	50	314	364	(56)	35
Burgaw	NC	9/24/2003	(c	)	63	369	—	63	369	432	(50)	35
Burlington	NC	9/24/2003	(c	)	210	1,215	6	210	1,221	1,431	(166)	35
Burlington	NC	9/24/2003	(c	)	95	552	—	95	552	647	(75)	35
Calabash	NC	9/24/2003	(g	)	69	414	—	69	414	483	(66)	35
Candler	NC	9/24/2003	(c	)	74	430	—	74	430	504	(58)	35
Carolina Beach	NC	9/24/2003	(c	)	154	895	—	154	895	1,049	(122)	35
Cary	NC	9/24/2003	(c	)	81	472	—	81	472	553	(64)	35
Charlotte	NC	9/24/2003	(c	)	101	587	—	101	587	688	(80)	35
Charlotte	NC	9/24/2003	(c	)	87	505	—	87	505	592	(69)	35
Charlotte	NC	9/24/2003	(c	)	95	554	—	95	554	649	(75)	35
Charlotte	NC	9/24/2003	(c	)	178	1,035	—	178	1,035	1,213	(141)	35
Charlotte	NC	9/24/2003	—		79	462	—	79	462	541	(63)	35
Charlotte	NC	9/24/2003	(c	)	230	1,338	—	230	1,338	1,568	(182)	35
Charlotte	NC	9/24/2003	(c	)	166	965	—	166	965	1,131	(131)	35
Charlotte	NC	9/24/2003	(c	)	142	826	—	142	826	968	(112)	35
Charlotte	NC	9/24/2003	(c	)	172	1,003	—	172	1,003	1,175	(136)	35
Cherryville	NC	9/24/2003	(c	)	73	427	—	73	427	500	(58)	35
Columbus	NC	9/24/2003	(c	)	48	281	—	48	281	329	(38)	35
Cornelius	NC	9/24/2003	(c	)	259	1,510	3	259	1,513	1,772	(206)	35
Dallas	NC	9/24/2003	(c	)	64	372	—	64	372	436	(51)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Denver	NC	9/24/2003	(c	)	54	312	—	54	312	366	(42)	35
Dunn	NC	9/24/2003	(g	)	166	1,052	—	166	1,052	1,218	(195)	35
Durham	NC	9/24/2003	(c	)	79	463	—	79	463	542	(63)	35
Durham	NC	9/24/2003	(c	)	95	551	—	95	551	646	(75)	35
Eden	NC	9/24/2003	(g	)	30	184	—	30	184	214	(31)	35
Eden	NC	9/24/2003	(c	)	144	834	—	144	834	978	(113)	35
Elizabethtown	NC	9/24/2003	(c	)	86	499	—	86	499	585	(68)	35
Farmville	NC	9/24/2003	(c	)	128	747	—	128	747	875	(102)	35
Fayetteville	NC	9/24/2003	(c	)	92	535	—	92	535	627	(73)	35
Fayetteville	NC	9/24/2003	(c	)	86	502	—	86	502	588	(68)	35
Fayetteville	NC	9/24/2003	(c	)	88	513	—	88	513	601	(70)	35
Garner	NC	9/24/2003	(c	)	103	601	—	103	601	704	(82)	35
Gastonia	NC	9/24/2003	(c	)	81	472	—	81	472	553	(64)	35
Gastonia	NC	9/24/2003	(c	)	396	2,276	—	396	2,276	2,672	(309)	35
Gastonia	NC	9/24/2003	(c	)	188	1,087	—	188	1,087	1,275	(148)	35
Greensboro	NC	9/24/2003	(c	)	128	745	—	128	745	873	(101)	35
Greensboro	NC	9/24/2003	(c	)	102	594	—	102	594	696	(81)	35
Greenville	NC	9/24/2003	—		88	497	—	88	497	585	(67)	35
Greenville	NC	9/24/2003	—		499	2,831	2	499	2,833	3,332	(383)	35
Greenville	NC	9/24/2003	(c	)	137	799	—	137	799	936	(109)	35
Greenville	NC	9/24/2003	(c	)	91	530	—	91	530	621	(72)	35
Havelock	NC	9/24/2003	(g	)	81	515	—	81	515	596	(96)	35
Henderson	NC	9/24/2003	(c	)	22	129	672	123	700	823	(95)	35
Henderson	NC	9/24/2003	(c	)	68	390	—	68	390	458	(53)	35
High Point	NC	9/24/2003	(c	)	74	429	—	74	429	503	(58)	35
High Point	NC	9/24/2003	(c	)	131	762	—	131	762	893	(104)	35
Hillsborough	NC	9/24/2003	(c	)	39	225	—	39	225	264	(30)	35
Kenansville	NC	9/24/2003	(c	)	72	418	—	72	418	490	(57)	35
Kinston	NC	9/24/2003	(g	)	60	363	—	60	363	423	(59)	35
Kinston	NC	9/24/2003	(c	)	150	876	—	150	876	1,026	(119)	35
Lincolnton	NC	9/24/2003	(c	)	96	561	—	96	561	657	(76)	35
Lincolnton	NC	9/24/2003	—		397	2,303	—	397	2,303	2,700	(358)	35
Marion	NC	9/24/2003	(c	)	197	1,148	3	197	1,151	1,348	(156)	35
Monroe	NC	9/24/2003	(c	)	155	907	—	155	907	1,062	(123)	35
Mooresville	NC	9/24/2003	(c	)	122	708	—	122	708	830	(96)	35
Mount Olive	NC	9/24/2003	(c	)	90	519	—	90	519	609	(71)	35
New Bern	NC	9/24/2003	(c	)	84	489	—	84	489	573	(67)	35
North Wilkesboro	NC	9/24/2003	(g	)	73	439	—	73	439	512	(71)	35
Pinehurst	NC	9/24/2003	(c	)	105	610	—	105	610	715	(83)	35
Pleasant Garden	NC	9/24/2003	(c	)	44	257	—	44	257	301	(35)	35
Raleigh	NC	9/24/2003	(c	)	140	819	—	140	819	959	(111)	35
Raleigh	NC	9/24/2003	(c	)	120	699	—	120	699	819	(95)	35
Raleigh	NC	9/24/2003	(c	)	84	490	—	84	490	574	(67)	35
Raleigh	NC	9/24/2003	(c	)	258	1,491	—	258	1,491	1,749	(202)	35
Reidsville	NC	9/24/2003	(c	)	94	541	—	94	541	635	(73)	35
Richlands	NC	9/24/2003	(g	)	53	328	—	53	328	381	(59)	35
Salisbury	NC	9/24/2003	(c	)	170	994	—	170	994	1,164	(135)	35
Salisbury	NC	9/24/2003	(c	)	65	379	—	65	379	444	(52)	35
Southern Piens	NC	9/24/2003	(c	)	142	829	—	142	829	971	(113)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Spring Lake	NC	9/24/2003	(c	)	155	907	—	155	907	1,062	(123)	35
Spruce Pine	NC	9/24/2003	(c	)	126	719	—	126	719	845	(97)	35
Statesville	NC	9/24/2003	(c	)	135	784	—	135	784	919	(107)	35
Statesville	NC	9/24/2003	(c	)	337	1,927	—	337	1,927	2,264	(261)	35
Swansboro	NC	9/24/2003	(c	)	47	273	—	47	273	320	(37)	35
Tarboro	NC	9/24/2003	(g	)	42	237	—	42	237	279	(32)	35
Tarboro	NC	9/24/2003	(g	)	120	733	—	120	733	853	(124)	35
Troutman	NC	9/24/2003	(c	)	86	499	—	86	499	585	(68)	35
Tryon	NC	9/24/2003	(c	)	147	856	—	147	856	1,003	(116)	35
Washington	NC	9/24/2003	(g	)	70	417	—	70	417	487	(66)	35
Wilmington	NC	9/24/2003	(c	)	186	1,086	—	186	1,086	1,272	(148)	35
Wilmington	NC	9/24/2003	—		57	321	—	57	321	378	(43)	35
Wilmington	NC	9/24/2003	(c	)	155	903	—	155	903	1,058	(123)	35
Winston-Salem	NC	9/24/2003	(c	)	223	1,301	—	223	1,301	1,524	(177)	35
Winston-Salem	NC	9/24/2003	(c	)	95	555	—	95	555	650	(76)	35
Wilmington	DE	9/30/2003	41,508		4,900	38,163	4,699	4,900	42,862	47,762	(7,265)	33
St. Louis	MO	12/15/2003	57,994		10,153	66,654	920	10,134	67,593	77,727	(10,475)	35
Arlington	TX	2/20/2004	1,693		237	1,522	4	237	1,526	1,763	(187)	35
Ennis	TX	2/20/2004	1,774		226	1,486	124	226	1,610	1,836	(206)	35
Hillsboro	TX	2/20/2004	781		100	681	64	100	745	845	(117)	35
Paris	TX	2/20/2004	1,107		138	908	5	138	913	1,051	(117)	35
Stephenville	TX	2/20/2004	1,432		190	1,243	—	190	1,243	1,433	(158)	35
Sylvania	GA	4/1/2004	(g	)	100	568	—	100	568	668	(65)	35
Leesburg	VA	6/25/2004	(g	)	505	3,065	2	505	3,067	3,572	(319)	35
Charlotte	NC	7/29/2004	77,697		12,259	77,057	1,623	12,259	78,680	90,939	(10,681)	35
Charlotte	NC	9/1/2004	(g	)	136	768	—	136	768	904	(75)	35
Dunwoody	GA	9/1/2004	—		144	817	—	144	817	961	(79)	35
York	PA	9/1/2004	(g	)	57	324	—	57	324	381	(31)	35
Alexandria	VA	9/22/2004	(d	)	443	1,075	123	443	1,198	1,641	(119)	35
Amherst	VA	9/22/2004	(d	)	24	166	—	24	166	190	(16)	35
Anderson	SC	9/22/2004	(d	)	49	344	19	49	363	412	(33)	35
Asheville	NC	9/22/2004	(d	)	348	2,853	—	348	2,853	3,201	(264)	35
Atlanta	GA	9/22/2004	(d	)	1,777	15,215	—	1,777	15,215	16,992	(1,412)	35
Baltimore	MD	9/22/2004	(d	)	199	1,370	3	199	1,373	1,572	(177)	35
Bennettsville	SC	9/22/2004	(d	)	48	289	181	48	470	518	(27)	35
Blacksburg	VA	9/22/2004	(d	)	36	250	—	36	250	286	(29)	35
Boynton Beach	FL	9/22/2004	(d	)	108	635	23	108	658	766	(62)	35
Brookneal	VA	9/22/2004	(d	)	36	230	—	36	230	266	(22)	35
Burlington	NC	9/22/2004	(d	)	216	1,524	69	216	1,593	1,809	(148)	35
Charleston	SC	9/22/2004	(d	)	408	3,014	2	408	3,016	3,424	(276)	35
Christainsburg	VA	9/22/2004	(d	)	72	456	—	72	456	528	(44)	35
Clintwood	VA	9/22/2004	(d	)	48	311	—	48	311	359	(30)	35
Colombia	SC	9/22/2004	(d	)	568	6,490	—	568	6,490	7,058	(616)	35
Columbus	GA	9/22/2004	(d	)	348	2,720	21	348	2,741	3,089	(256)	35
Dade City	FL	9/22/2004	(d	)	48	272	26	48	298	346	(25)	35
Dalton	GA	9/22/2004	(d	)	144	962	158	144	1,120	1,264	(95)	35
Deland	FL	9/22/2004	(d	)	192	1,163	70	192	1,233	1,425	(113)	35
Delray Beach	FL	9/22/2004	(d	)	144	857	322	144	1,179	1,323	(87)	35
Fort Myers	FL	9/22/2004	(d	)	396	2,723	5	396	2,728	3,124	(281)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Glen Allen	VA	9/22/2004	(d	)	863	6,538	194	863	6,732	7,595	(612)	35
Glen Allen	VA	9/22/2004	(d	)	1,019	7,680	—	1,019	7,680	8,699	(702)	35
Goldsboro	NC	9/22/2004	(d	)	228	1,694	10	228	1,704	1,932	(267)	35
Hadden Twnship	NJ	9/22/2004	(d	)	467	3,872	917	467	4,789	5,256	(387)	35
Harrisinburg	VA	9/22/2004	(d	)	144	899	19	144	918	1,062	(86)	35
Hendersonville	NC	9/22/2004	(d	)	120	745	—	120	745	865	(71)	35
Hollywood	FL	9/22/2004	(d	)	72	434	12	72	446	518	(44)	35
Lakeland	FL	9/22/2004	(d	)	228	1,590	8	228	1,598	1,826	(145)	35
Lancaster	PA	9/22/2004	(d	)	683	4,953	45	683	4,998	5,681	(459)	35
Madison	FL	9/22/2004	(d	)	48	298	151	48	449	497	(28)	35
Media	PA	9/22/2004	(d	)	216	1,252	41	216	1,293	1,509	(118)	35
Morristown	NJ	9/22/2004	(d	)	638	4,333	43	638	4,376	5,014	(394)	35
Naples	FL	9/22/2004	(d	)	132	766	27	132	793	925	(72)	35
Norristown	PA	9/22/2004	(d	)	240	1,550	47	240	1,597	1,837	(144)	35
North Brunswick	NJ	9/22/2004	(d	)	—	261	10	—	271	271	(29)	35
North Brunswick	NJ	9/22/2004	(d	)	1,140	9,485	25	1,140	9,510	10,650	(874)	35
Pensacola	FL	9/22/2004	(d	)	156	937	1,225	156	2,162	2,318	(132)	35
Petersburg	VA	9/22/2004	(d	)	36	233	41	36	274	310	(22)	35
Philadelphia	PA	9/22/2004	(d	)	1,335	11,570	1,818	1,335	13,388	14,723	(1,161)	35
Philadelphia	PA	9/22/2004	(d	)	276	1,762	54	276	1,816	2,092	(159)	35
Raleigh	NC	9/22/2004	(d	)	3,200	25,480	293	3,200	25,773	28,973	(2,391)	35
Red Bank	NJ	9/22/2004	(d	)	544	3,686	—	544	3,686	4,230	(334)	35
Roanoke	VA	9/22/2004	(d	)	3,440	26,788	428	3,440	27,216	30,656	(2,499)	35
Smithfield	NC	9/22/2004	(d	)	48	302	20	48	322	370	(29)	35
Succasunna	NJ	9/22/2004	(d	)	204	1,188	47	204	1,235	1,439	(112)	35
Sumter	SC	9/22/2004	(d	)	108	649	53	108	702	810	(62)	35
Thomasville	NC	9/22/2004	(d	)	84	504	—	84	504	588	(51)	35
Toms River	NJ	9/22/2004	(d	)	300	2,308	6	300	2,314	2,614	(212)	35
Trenton	NJ	9/22/2004	(d	)	147	888	—	147	888	1,035	(84)	35
Union	NJ	9/22/2004	(d	)	228	1,314	315	228	1,629	1,857	(124)	35
Vienna	VA	9/22/2004	(d	)	320	739	43	320	782	1,102	(93)	35
Virginia Beach	VA	9/22/2004	(d	)	156	1,227	—	156	1,227	1,383	(114)	35
Warrenton	VA	9/22/2004	(d	)	60	359	101	60	460	520	(49)	35
Waterbury	CT	9/22/2004	(d	)	168	1,632	26	168	1,658	1,826	(152)	35
West Chester	PA	9/22/2004	(d	)	240	1,586	19	240	1,605	1,845	(145)	35
West Palm Beach	FL	9/22/2004	(d	)	180	1,106	286	180	1,392	1,572	(158)	35
West Palm Beach	FL	9/22/2004	(d	)	48	294	55	48	349	397	(42)	35
West Palm Beach	FL	9/22/2004	(d	)	755	5,219	579	755	5,798	6,553	(513)	35
Williamsburg	VA	9/22/2004	(d	)	108	649	9	108	658	766	(61)	35
Winstom Salem	NC	9/22/2004	(d	)	1,258	13,128	33	1,258	13,161	14,419	(1,239)	35
Winstom Salem	NC	9/22/2004	(d	)	851	7,583	17	851	7,600	8,451	(709)	35
Winter Garden	FL	9/22/2004	(d	)	84	502	100	84	602	686	(64)	35
Winterville	NC	9/22/2004	(d	)	947	7,265	15	947	7,280	8,227	(668)	35
York	PA	9/22/2004	(d	)	216	1,605	155	216	1,760	1,976	(177)	35
Abingdon	VA	10/1/2004	(e	)	91	550	—	91	550	641	(53)	35
Albany	NY	10/1/2004	(e	)	966	7,642	3	966	7,645	8,611	(727)	35
Allbany	NY	10/1/2004	(e	)	1,296	9,934	133	1,296	10,067	11,363	(1,120)	35
Arnold	CA	10/1/2004	(e	)	106	601	—	106	601	707	(56)	35
Auburn	ME	10/1/2004	(e	)	77	438	2	77	440	517	(41)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Auburn	NY	10/1/2004	(e	)	426	3,034	2	426	3,036	3,462	(288)	35
Bakersfield	CA	10/1/2004	(e	)	125	730	—	125	730	855	(68)	35
Ballwin	MO	10/1/2004	(e	)	111	666	—	111	666	777	(65)	35
Beaumont	TX	10/1/2004	(e	)	67	379	54	67	433	500	(35)	35
Belton	MO	10/1/2004	(e	)	106	641	66	106	707	813	(75)	35
Benton	AR	10/1/2004	(e	)	80	508	—	80	508	588	(53)	35
Blountstown	FL	10/1/2004	(e	)	80	486	—	80	486	566	(47)	35
Bradenton	FL	10/1/2004	(e	)	92	555	16	92	571	663	(55)	35
Bradentown	FL	10/1/2004	(e	)	131	818	—	131	818	949	(79)	35
Bridgewater	NJ	10/1/2004	(e	)	879	6,109	346	879	6,455	7,334	(627)	35
Broken Arrow	OK	10/1/2004	(e	)	74	470	10	74	480	554	(67)	35
Brooksville	FL	10/1/2004	(e	)	117	738	1	117	739	856	(71)	35
Burbank	CA	10/1/2004	(e	)	142	830	—	142	830	972	(77)	35
Burlingame	CA	10/1/2004	(e	)	122	779	—	122	779	901	(76)	35
Camas	WA	10/1/2004	(e	)	72	430	—	72	430	502	(41)	35
Canoga Park	CA	10/1/2004	(e	)	108	611	—	108	611	719	(57)	35
Catoosa	OK	10/1/2004	(e	)	85	506	55	85	561	646	(53)	35
Charlotte	NC	10/1/2004	(e	)	2,828	21,587	98	2,828	21,685	24,513	(2,104)	35
Clarkson	WA	10/1/2004	(e	)	91	558	—	91	558	649	(55)	35
Crystal River	FL	10/1/2004	(e	)	99	613	7	99	620	719	(60)	35
Daytona Beach	FL	10/1/2004	(e	)	144	917	—	144	917	1,061	(89)	35
Dinuba	CA	10/1/2004	(e	)	105	592	—	105	592	697	(56)	35
East Brunswick	NJ	10/1/2004	(e	)	149	872	—	149	872	1,021	(81)	35
East Meadow	NY	10/1/2004	(e	)	76	431	6	76	437	513	(40)	35
East Point	GA	10/1/2004	(e	)	114	687	6	114	693	807	(72)	35
Edmonds	WA	10/1/2004	(e	)	84	515	—	84	515	599	(50)	35
Eureka	CA	10/1/2004	(e	)	124	725	—	124	725	849	(67)	35
Fairfax	VA	10/1/2004	(e	)	161	941	—	161	941	1,102	(87)	35
Farmington	CT	10/1/2004	(e	)	1,266	9,598	14	1,266	9,612	10,878	(924)	35
Folsum	CA	10/1/2004	(e	)	112	1,191	—	112	1,191	1,303	(88)	35
Forsyth	MO	10/1/2004	(e	)	82	490	—	82	490	572	(47)	35
Fort Bragg	CA	10/1/2004	(e	)	85	480	—	85	480	565	(45)	35
Fresno	CA	10/1/2004	(e	)	114	648	—	114	648	762	(61)	35
Ft Walton Beach	FL	10/1/2004	(e	)	112	669	103	112	772	884	(73)	35
Ft. Lauderdale	FL	10/1/2004	(e	)	103	621	253	103	874	977	(69)	35
Ft. Myers Beach	FL	10/1/2004	(e	)	91	548	—	91	548	639	(53)	35
Grants Pass	OR	10/1/2004	(e	)	62	392	—	62	392	454	(39)	35
Great Neck	NY	10/1/2004	(e	)	75	425	—	75	425	500	(40)	35
Greenwich	CT	10/1/2004	(e	)	256	2,092	2	256	2,094	2,350	(237)	35
Gresham	OR	10/1/2004	(e	)	115	735	13	115	748	863	(72)	35
Hammonton	NJ	10/1/2004	(e	)	272	2,038	—	272	2,038	2,310	(197)	35
Hampton	VA	10/1/2004	(e	)	129	817	—	129	817	946	(89)	35
Hanford	CA	10/1/2004	(e	)	96	599	—	96	599	695	(59)	35
Healdsburg	CA	10/1/2004	(e	)	111	630	—	111	630	741	(59)	35
Helmet	CA	10/1/2004	(e	)	178	1,040	—	178	1,040	1,218	(96)	35
Hilton Head	SC	10/1/2004	(e	)	141	866	—	141	866	1,007	(83)	35
Homestead	FL	10/1/2004	(e	)	106	686	22	106	708	814	(69)	35
Horsham	PA	10/1/2004	(e	)	955	7,227	2	955	7,229	8,184	(695)	35
Houston	TX	10/1/2004	(e	)	110	699	—	110	699	809	(87)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Independence	MO	10/1/2004	(e	)	97	597	—	97	597	694	(59)	35
Jamaica	NY	10/1/2004	(e	)	99	560	—	99	560	659	(52)	35
Kansas City	MO	10/1/2004	(e	)	100	598	—	100	598	698	(58)	35
Kennewick	WA	10/1/2004	(e	)	115	699	—	115	699	814	(68)	35
Lakewood	NJ	10/1/2004	(e	)	134	782	20	134	802	936	(75)	35
Lancaster	CA	10/1/2004	(e	)	140	816	—	140	816	956	(76)	35
Las Cruces	NM	10/1/2004	(e	)	95	622	—	95	622	717	(81)	35
Las Vegas	NV	10/1/2004	(e	)	974	7,368	2	974	7,370	8,344	(709)	35
Lebanon	TN	10/1/2004	(e	)	92	553	—	92	553	645	(54)	35
Lemoore	CA	10/1/2004	(e	)	83	473	—	83	473	556	(44)	35
Levittown	NY	10/1/2004	(e	)	116	678	52	116	730	846	(64)	35
Linden	NJ	10/1/2004	(e	)	166	970	12	166	982	1,148	(92)	35
Live Oak	FL	10/1/2004	(e	)	61	368	124	61	492	553	(85)	35
Livermore	CA	10/1/2004	(e	)	176	1,029	—	176	1,029	1,205	(95)	35
Los Angeles	CA	10/1/2004	(e	)	122	713	—	122	713	835	(66)	35
Los Angeles	CA	10/1/2004	(e	)	137	803	—	137	803	940	(74)	35
Lynden	WA	10/1/2004	(e	)	70	419	—	70	419	489	(41)	35
Malden	MA	10/1/2004	(e	)	3,095	23,448	429	3,095	23,877	26,972	(2,256)	35
Maplewood	NJ	10/1/2004	(e	)	154	898	—	154	898	1,052	(83)	35
Merrick	NY	10/1/2004	(e	)	194	1,470	12	194	1,482	1,676	(151)	35
Miami	FL	10/1/2004	(e	)	172	1,002	13	172	1,015	1,187	(95)	35
Miami	FL	10/1/2004	(e	)	140	892	—	140	892	1,032	(86)	35
Montrose	CA	10/1/2004	(e	)	109	616	—	109	616	725	(58)	35
Mountain Home	AR	10/1/2004	(e	)	97	598	—	97	598	695	(59)	35
Nashua	NH	10/1/2004	(e	)	365	2,720	14	365	2,734	3,099	(294)	35
Nederland	TX	10/1/2004	(e	)	74	420	—	74	420	494	(39)	35
New Port Richey	FL	10/1/2004	(e	)	68	413	—	68	413	481	(40)	35
Newark	DE	10/1/2004	(e	)	1,217	9,182	26	1,217	9,208	10,425	(887)	35
North Kingstown	RI	10/1/2004	(e	)	93	612	1	93	613	706	(62)	35
Ontario	CA	10/1/2004	(e	)	127	743	27	127	770	897	(73)	35
Orange	VA	10/1/2004	(e	)	136	818	—	136	818	954	(81)	35
Orangevale	CA	10/1/2004	(e	)	121	688	—	121	688	809	(64)	35
Oroville	CA	10/1/2004	(e	)	79	449	4	79	453	532	(42)	35
Peachtree City	GA	10/1/2004	(e	)	135	874	—	135	874	1,009	(93)	35
Pennsauken	NJ	10/1/2004	(e	)	171	1,183	—	171	1,183	1,354	(119)	35
Philadelphia	PA	10/1/2004	(e	)	186	1,090	—	186	1,090	1,276	(101)	35
Plantation	FL	10/1/2004	(e	)	139	878	—	139	878	1,017	(85)	35
Plantation	FL	10/1/2004	(e	)	119	711	8	119	719	838	(69)	35
Pleasanton	CA	10/1/2004	(e	)	113	642	—	113	642	755	(60)	35
Port Charlotte	FL	10/1/2004	(e	)	98	590	30	98	620	718	(65)	35
Port Townsend	WA	10/1/2004	(e	)	77	435	1	77	436	513	(41)	35
Porterville	CA	10/1/2004	(e	)	103	644	1	103	645	748	(64)	35
Portland	OR	10/1/2004	(e	)	128	787	(1)	128	786	914	(75)	35
Portsmouth	NH	10/1/2004	(e	)	142	829	—	142	829	971	(77)	35
Providence	RI	10/1/2004	(e	)	1,320	10,438	3	1,320	10,441	11,761	(1,089)	35
Quincy	WA	10/1/2004	(e	)	88	517	—	88	517	605	(50)	35
Redding	CA	10/1/2004	(e	)	95	538	114	95	652	747	(68)	35
Redmond	OR	10/1/2004	(e	)	36	225	10	36	235	271	(23)	35
Reedley	CA	10/1/2004	(e	)	85	483	—	85	483	568	(45)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Reseda	CA	10/1/2004	(e	)	110	625	4	110	629	739	(59)	35
Richmond	VA	10/1/2004	(e	)	163	1,020	—	163	1,020	1,183	(98)	35
Ridgecrest	CA	10/1/2004	(e	)	104	590	—	104	590	694	(55)	35
Rock Hill	SC	10/1/2004	(e	)	157	972	—	157	972	1,129	(97)	35
San Antonio	TX	10/1/2004	(e	)	142	827	54	142	881	1,023	(78)	35
San Antonio	TX	10/1/2004	(e	)	110	661	—	110	661	771	(64)	35
San Francisco	CA	10/1/2004	(e	)	123	722	—	123	722	845	(67)	35
San Jose	CA	10/1/2004	(e	)	100	568	28	100	596	696	(53)	35
San Leandro	CA	10/1/2004	(e	)	125	731	—	125	731	856	(68)	35
Santa Fe	NM	10/1/2004	(e	)	299	1,734	—	299	1,734	2,033	(161)	35
Sarasota	FL	10/1/2004	(g	)	92	585	—	92	585	677	(68)	35
Seattle	WA	10/1/2004	(e	)	86	523	—	86	523	609	(51)	35
Seattle	WA	10/1/2004	(e	)	193	1,172	—	193	1,172	1,365	(111)	35
Sequim	WA	10/1/2004	(e	)	127	786	—	127	786	913	(75)	35
Sherman Oaks	CA	10/1/2004	(e	)	106	598	—	106	598	704	(56)	35
South Orange	NJ	10/1/2004	(e	)	61	344	1	61	345	406	(32)	35
South Portland	ME	10/1/2004	(e	)	214	1,691	—	214	1,691	1,905	(165)	35
St. Helena	CA	10/1/2004	(e	)	126	737	—	126	737	863	(68)	35
Stockton	CA	10/1/2004	(e	)	128	747	—	128	747	875	(69)	35
Stockton	CA	10/1/2004	(e	)	119	694	—	119	694	813	(64)	35
Summit	NJ	10/1/2004	(e	)	131	903	—	131	903	1,034	(91)	35
Summit	NJ	10/1/2004	(e	)	149	873	—	149	873	1,022	(81)	35
Sun City	AZ	10/1/2004	(e	)	130	825	—	130	825	955	(80)	35
Susanville	CA	10/1/2004	(e	)	89	505	—	89	505	594	(47)	35
Tulsa	OK	10/1/2004	(e	)	107	646	—	107	646	753	(63)	35
Tulsa	OK	10/1/2004	(e	)	64	388	16	64	404	468	(41)	35
Turlock	CA	10/1/2004	(e	)	102	637	—	102	637	739	(63)	35
Union City	NJ	10/1/2004	(e	)	116	678	—	116	678	794	(63)	35
Vacaville	CA	10/1/2004	(e	)	146	855	—	146	855	1,001	(79)	35
Vernon	CA	10/1/2004	(e	)	136	80	—	136	80	216	(38)	35
W. Los Angeles	CA	10/1/2004	(e	)	154	902	—	154	902	1,056	(84)	35
Waltham	MA	10/1/2004	(e	)	2,818	21,352	6	2,818	21,358	24,176	(2,054)	35
Wantagh	NY	10/1/2004	(e	)	59	336	—	59	336	395	(32)	35
Wenatchee	WA	10/1/2004	(e	)	118	740	—	118	740	858	(71)	35
West Hempstead	NY	10/1/2004	(e	)	319	2,440	1	319	2,441	2,760	(234)	35
West Palm Beach	FL	10/1/2004	(e	)	142	977	—	142	977	1,119	(98)	35
West Seneca	NY	10/1/2004	(e	)	886	6,700	2	886	6,702	7,588	(645)	35
Wheaton	MD	10/1/2004	(e	)	85	538	26	85	564	649	(71)	35
Wichita Falls	TX	10/1/2004	(e	)	116	700	—	116	700	816	(68)	35
Richmond	VA	10/8/2004	—		93	528	—	93	528	621	(49)	35
Kansas City	MO	11/18/2004	(g	)	2,378	17,687	25	2,378	17,712	20,090	(1,707)	35
Southampton	PA	1/13/2005	(g	)	154	871	—	154	871	1,025	(73)	35
Harrisonburg	VA	1/26/2005	—		110	624	—	110	624	734	(50)	35
Highland Sprngs	VA	1/26/2005	—		115	649	—	115	649	764	(52)	35
Midlothian	VA	1/26/2005	—		148	838	—	148	838	986	(67)	35
Richmond	VA	1/26/2005	(g	)	139	788	—	139	788	927	(63)	35
Cleveland	OH	1/28/2005	6,338		1,474	10,625	41	1,474	10,666	12,140	(1,103)	35
Delray Beach	FL	2/24/2005	—		154	871	—	154	871	1,025	(66)	35
Las Vegas	NV	3/15/2005	16,629		3,007	18,240	109	3,007	18,349	21,356	(1,859)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

San Francisco	CA	4/8/2005	(g	)	4,718	27,862	—	4,718	27,862	32,580	(2,367)	35
Philadelphia	PA	4/20/2005	41,962		7,665	48,609	17	7,665	48,626	56,291	(4,187)	35
Landing	NJ	5/26/2005	—		140	793	—	140	793	933	(52)	35
Midland	NC	5/27/2005	(g	)	72	408	—	72	408	480	(27)	35
Addison	IL	6/7/2005	—		51	288	959	37	1,261	1,298	(41)	35
Cleveland	OH	6/7/2005	(g	)	112	648	2,141	112	2,789	2,901	(97)	35
Aiken	SC	6/15/2005	(g	)	74	565	121	74	686	760	(38)	35
Albertville	AL	6/15/2005	(g	)	20	114	58	20	172	192	(8)	35
Anniston	AL	6/15/2005	(g	)	132	1,043	135	132	1,178	1,310	(74)	35
Athens	AL	6/15/2005	(g	)	31	279	56	31	335	366	(22)	35
Batesville	AR	6/15/2005	(g	)	60	527	217	60	744	804	(50)	35
Beebe	AR	6/15/2005	(g	)	27	205	26	27	231	258	(15)	35
Belle Chasse	LA	6/15/2005	(g	)	110	849	83	110	932	1,042	(62)	35
Belleville	IL	6/15/2005	(g	)	176	1,400	406	176	1,806	1,982	(104)	35
Carrolton	GA	6/15/2005	(g	)	54	369	25	54	394	448	(27)	35
Clarksdale	MS	6/15/2005	(g	)	79	658	158	79	816	895	(50)	35
Columbia	TN	6/15/2005	(g	)	46	291	145	46	436	482	(23)	35
Conway	AR	6/15/2005	(g	)	106	893	153	106	1,046	1,152	(62)	35
Cookeville	TN	6/15/2005	(g	)	93	745	331	93	1,076	1,169	(59)	35
Cornelia	GA	6/15/2005	(g	)	99	763	288	99	1,051	1,150	(55)	35
Dallas	GA	6/15/2005	(g	)	29	201	20	29	221	250	(15)	35
DeFuniak Spring	FL	6/15/2005	(g	)	17	98	109	17	207	224	(13)	35
East Alton	IL	6/15/2005	(g	)	36	285	24	36	309	345	(22)	35
El Dorado	AR	6/15/2005	(g	)	93	735	495	93	1,230	1,323	(75)	35
Enterprise	AL	6/15/2005	(g	)	41	318	64	41	382	423	(24)	35
Fayetteville	TN	6/15/2005	(g	)	40	311	109	40	420	460	(24)	35
Franklin	TN	6/15/2005	(g	)	46	325	19	46	344	390	(24)	35
Goodlettsville	TN	6/15/2005	(g	)	214	1,559	390	214	1,949	2,163	(124)	35
Hapeville	GA	6/15/2005	(g	)	106	801	281	106	1,082	1,188	(85)	35
Harriman	TN	6/15/2005	(g	)	52	386	42	52	428	480	(29)	35
Hialeah	FL	6/15/2005	(g	)	39	275	24	39	299	338	(20)	35
Hot Springs	AR	6/15/2005	(g	)	300	2,289	760	300	3,049	3,349	(199)	35
Houma	LA	6/15/2005	(g	)	90	648	172	90	820	910	(48)	35
Huntsville	AL	6/15/2005	(g	)	51	492	(328)	51	164	215	(27)	35
Indianola	IA	6/15/2005	(g	)	112	867	367	112	1,234	1,346	(74)	35
Inverness	FL	6/15/2005	(g	)	131	1,023	144	131	1,167	1,298	(73)	35
Jefferson	GA	6/15/2005	(g	)	71	530	16	71	546	617	(35)	35
Jonesboro	AR	6/15/2005	(g	)	181	1,653	188	181	1,841	2,022	(181)	35
Kilgore	TX	6/15/2005	(g	)	51	475	23	51	498	549	(33)	35
Lexington	TN	6/15/2005	(g	)	35	265	57	35	322	357	(20)	35
Lincoln	IL	6/15/2005	(g	)	71	594	230	71	824	895	(63)	35
Longview	TX	6/15/2005	(g	)	111	970	249	111	1,219	1,330	(72)	35
Lufkin	TX	6/15/2005	(g	)	66	621	33	66	654	720	(44)	35
Lutcher	LA	6/15/2005	(g	)	50	348	13	50	361	411	(26)	35
Marianna	FL	6/15/2005	(g	)	65	434	37	65	471	536	(31)	35
Minden	LA	6/15/2005	(g	)	63	524	14	63	538	601	(36)	35
Mobile	AL	6/15/2005	(g	)	54	505	—	54	505	559	(36)	35
Monticello	IA	6/15/2005	(g	)	80	610	363	80	973	1,053	(44)	35
Mount Olive	MS	6/15/2005	(g	)	18	105	78	18	183	201	(7)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Munford	TN	6/15/2005	(g	)	67	425	204	67	629	696	(33)	35
Nacogdoches	TX	6/15/2005	(g	)	100	880	138	100	1,018	1,118	(65)	35
Nacogdoches	TX	6/15/2005	(g	)	33	237	—	33	237	270	(18)	35
Nashville	IL	6/15/2005	(g	)	32	221	35	32	256	288	(16)	35
New Smyrna Bch	FL	6/15/2005	(g	)	122	938	17	122	955	1,077	(63)	35
Norcross	GA	6/15/2005	(g	)	50	327	22	50	349	399	(23)	35
Paris	TN	6/15/2005	(g	)	59	494	34	59	528	587	(34)	35
Pensacola	FL	6/15/2005	(g	)	40	226	32	40	258	298	(15)	35
Robinson	IL	6/15/2005	(g	)	44	324	84	44	408	452	(24)	35
Russellville	AR	6/15/2005	(g	)	52	515	57	52	572	624	(37)	35
Selma	AL	6/15/2005	(g	)	52	530	163	52	693	745	(60)	35
Sesser	IL	6/15/2005	(g	)	12	70	18	12	88	100	(5)	35
Shelbyville	TN	6/15/2005	(g	)	54	485	23	54	508	562	(41)	35
Sparta	IL	6/15/2005	(g	)	48	347	148	48	495	543	(29)	35
Springfield	MO	6/15/2005	(g	)	117	903	315	117	1,218	1,335	(112)	35
Toccoa	GA	6/15/2005	(g	)	55	365	174	55	539	594	(26)	35
Tyler	TX	6/15/2005	(g	)	41	281	34	41	315	356	(21)	35
West Memphis	AR	6/15/2005	(g	)	20	116	31	20	147	167	(8)	35
West Monroe	LA	6/15/2005	(g	)	44	248	13	44	261	305	(16)	35
Wood River	IL	6/15/2005	(g	)	44	439	69	44	508	552	(32)	35
Lawrenceville	GA	6/16/2005	—		219	1,240	—	219	1,240	1,459	(77)	35
Canton	OH	6/28/2005	(g	)	486	3,130	3,764	486	6,894	7,380	(310)	35
Elmhurst	IL	6/28/2005	—		202	1,293	2,447	202	3,740	3,942	(148)	35
Nashville	TN	9/15/2005	—		63	357	—	63	357	420	(21)	35
Holiday	FL	9/20/2005	(g	)	266	1,509	—	266	1,509	1,775	(79)	35
Milton	FL	9/20/2005	—		109	620	—	109	620	729	(32)	35
N. Little Rock	AR	9/20/2005	(g	)	80	451	—	80	451	531	(23)	35
New Smyrna Beac	FL	9/20/2005	(g	)	95	537	—	95	537	632	(28)	35
Ormond Beach	FL	9/20/2005	(g	)	232	1,317	—	232	1,317	1,549	(69)	35
Simpsonville	SC	9/20/2005	(g	)	90	511	—	90	511	601	(27)	35
St. Augustine	FL	9/20/2005	—		98	556	—	98	556	654	(29)	35
Orange City	FL	10/12/2005	(g	)	138	780	—	138	780	918	(41)	35
Providence	RI	10/21/2005	43,500		7,520	45,979	24	7,520	46,003	53,523	(2,875)	35
Alpharetta	GA	11/10/2005	(g	)	145	822	—	145	822	967	(40)	35
Altamont Spring	FL	11/10/2005	(g	)	146	829	—	146	829	975	(40)	35
Atlanta	GA	11/10/2005	(g	)	161	910	—	161	910	1,071	(44)	35
Atlanta	GA	11/10/2005	—		840	—	(547)	293	—	293	—	35
Augusta	GA	11/10/2005	—		366	—	—	366	—	366	—	35
Bonita Springs	FL	11/10/2005	(g	)	192	1,090	—	192	1,090	1,282	(53)	35
Bradenton	FL	11/10/2005	(g	)	247	1,398	—	247	1,398	1,645	(68)	35
Bradenton	FL	11/10/2005	(g	)	144	817	—	144	817	961	(40)	35
Brandon	FL	11/10/2005	(g	)	94	533	—	94	533	627	(26)	35
Brandon	FL	11/10/2005	(g	)	106	599	—	106	599	705	(29)	35
Canton	GA	11/10/2005	—		840	—	—	840	—	840	—	35
Cape Coral	FL	11/10/2005	(g	)	114	646	—	114	646	760	(31)	35
Cary	NC	11/10/2005	(g	)	143	809	—	143	809	952	(39)	35
Cary	NC	11/10/2005	—		654	—	—	654	—	654	—	35
Charleston	SC	11/10/2005	(g	)	117	663	—	117	663	780	(32)	35
Charlotte	NC	11/10/2005	(g	)	195	1,105	—	195	1,105	1,300	(54)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Chester	VA	11/10/2005	(g	)	56	318	—	56	318	374	(15)	35
Columbia	SC	11/10/2005	(g	)	116	656	—	116	656	772	(32)	35
Columbus	GA	11/10/2005	(g	)	36	204	—	36	204	240	(10)	35
De Soto	TX	11/10/2005	—		1,109	—	(183)	926	—	926	—	35
Deerfield Beach	FL	11/10/2005	(g	)	351	1,992	—	351	1,992	2,343	(97)	35
Durham	NC	11/10/2005	—		674	—	(6)	668	—	668	—	35
Fort Lauderdale	FL	11/10/2005	(g	)	254	1,437	—	254	1,437	1,691	(70)	35
Garner	NC	11/10/2005	(g	)	126	712	—	126	712	838	(35)	35
Gastonia	NC	11/10/2005	—		314	—	—	314	—	314	—	35
Grand Pairie	TX	11/10/2005	—		544	—	(105)	439	—	439	—	35
Greensboro	NC	11/10/2005	—		124	701	—	124	701	825	(34)	35
Greensboro	NC	11/10/2005	—		126	716	—	126	716	842	(35)	35
Greensboro	NC	11/10/2005	(g	)	116	659	—	116	659	775	(32)	35
Grove City	FL	11/10/2005	(g	)	100	566	—	100	566	666	(27)	35
Hampton	VA	11/10/2005	—		172	976	—	172	976	1,148	(47)	35
Holly Hill	FL	11/10/2005	(g	)	95	536	—	95	536	631	(26)	35
Houston	TX	11/10/2005	—		757	—	(173)	584	—	584	—	35
Houston	TX	11/10/2005	—		1,888	—	(182)	1,706	—	1,706	—	35
Hudson	FL	11/10/2005	(g	)	175	993	—	175	993	1,168	(48)	35
Irmo	SC	11/10/2005	(g	)	132	750	—	132	750	882	(36)	35
Irving	TX	11/10/2005	—		813	—	(82)	731	—	731	—	35
Kennesaw	GA	11/10/2005	—		1,087	—	(112)	975	—	975	—	35
Largo	FL	11/10/2005	(g	)	145	824	—	145	824	969	(40)	35
Lilburn	GA	11/10/2005	(g	)	128	726	—	128	726	854	(35)	35
Lutz	FL	11/10/2005	(g	)	151	857	—	151	857	1,008	(42)	35
Manakin-Sabot	VA	11/10/2005	(g	)	83	469	—	83	469	552	(23)	35
Marco Island	FL	11/10/2005	(g	)	281	1,591	—	281	1,591	1,872	(77)	35
Marietta	GA	11/10/2005	(g	)	127	722	—	127	722	849	(35)	35
Ocala	FL	11/10/2005	(g	)	101	570	—	101	570	671	(28)	35
Opp	AL	11/10/2005	(g	)	54	—	(15)	39	—	39	—	35
Palm Coast	FL	11/10/2005	(g	)	171	971	—	171	971	1,142	(47)	35
Pensacola	FL	11/10/2005	(g	)	124	704	—	124	704	828	(34)	35
Plantation	FL	11/10/2005	(g	)	209	1,187	—	209	1,187	1,396	(58)	35
Port Charlotte	FL	11/10/2005	(g	)	88	497	—	88	497	585	(24)	35
Raleigh	NC	11/10/2005	(g	)	148	837	—	148	837	985	(41)	35
Roswell	GA	11/10/2005	—		905	—	—	905	—	905	—	35
Tampa	FL	11/10/2005	(g	)	204	1,158	—	204	1,158	1,362	(56)	35
Tucker	GA	11/10/2005	(g	)	208	1,179	—	208	1,179	1,387	(57)	35
Vero Beach	FL	11/10/2005	(g	)	144	814	—	144	814	958	(40)	35
Virginia Beach	VA	11/10/2005	(g	)	183	1,038	—	183	1,038	1,221	(50)	35
Glen Allen	VA	11/30/2005	18,000		3,427	21,062	18	3,417	21,090	24,507	(1,211)	35
Chalotte	NC	12/21/2005	—		1,031	—	—	1,031	—	1,031	—	35
Clear Lake	TX	12/21/2005	—		1,115	—	(140)	975	—	975	—	35
Sarasota	FL	12/21/2005	(g	)	162	916	—	162	916	1,078	(38)	35
DADE CITY	FL	2/23/2006	—		439	—	—	439	—	439	—	35
GREENVILLE	SC	2/23/2006	—		585	—	—	585	—	585	—	35
SPRING HILL	FL	2/23/2006	—		731	—	—	731	—	731	—	35
Kalamazoo	MI	3/1/2006	(g	)	1,129	3,338	12	1,129	3,350	4,479	(132)	35
Lansing	MI	3/1/2006	(g	)	113	768	12	113	780	893	(34)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

LaPorte	IN	3/1/2006	(g	)	99	654	12	99	666	765	(24)	35
London	KY	3/1/2006	(g	)	175	1,076	12	175	1,088	1,263	(38)	35
Peoria	IL	3/1/2006	(g	)	792	4,806	12	792	4,818	5,610	(191)	35
Hinsdale	IL	3/2/2006	(g	)	739	4,288	—	739	4,288	5,027	(152)	35
Frisco	TX	3/7/2006	—		295	1,674	—	295	1,674	1,969	(58)	35
Pinellas Park	FL	3/7/2006	—		161	915	—	161	915	1,076	(32)	35
Bay Head	NJ	3/14/2006	—		47	264	—	47	264	311	(9)	35
Sea Bright	NJ	3/14/2006	—		140	795	—	140	795	935	(28)	35
Woodbury	NJ	3/14/2006	—		174	985	—	174	985	1,159	(34)	35
Melbourne	FL	3/28/2006	—		175	990	—	175	990	1,165	—	35
Dripping Springs	TX	4/24/2006	(g	)	405	2,476	—	405	2,476	2,881	(80)	35
Chapel Hill	NC	5/25/2006	(g	)	—	2,458	—	—	2,458	2,458	(59)	35
Cameron Park	CA	6/1/2006	(g	)	282	1,601	—	282	1,601	1,883	(39)	35
El Dorado Hills	CA	6/1/2006	(g	)	314	1,778	—	314	1,778	2,092	(43)	35
Lakeport	CA	6/1/2006	(g	)	368	2,239	—	368	2,239	2,607	(60)	35
Placerville	CA	6/1/2006	(g	)	185	1,047	—	185	1,047	1,232	(25)	35
Roseville	CA	6/1/2006	(g	)	355	2,014	—	355	2,014	2,369	(49)	35
Sonora	CA	6/1/2006	(g	)	184	1,043	—	184	1,043	1,227	(25)	35
Sutter Creek	CA	6/1/2006	(g	)	114	647	—	114	647	761	(16)	35
Valley Springs	CA	6/1/2006	(g	)	142	804	—	142	804	946	(20)	35
Banner Elk	NC	8/23/2006	(g	)	92	542	—	92	542	634	(9)	35
Birmingham	AL	8/24/2006	—		54	304	—	54	304	358	(4)	35
Anniston	AL	8/31/2006	—		336	—	—	336	—	336	—	35
Cape Coral	FL	8/31/2006	—		146	—	—	146	—	146	—	35
Decatur	GA	8/31/2006	—		169	958	—	169	958	1,127	(13)	35
Easton	PA	8/31/2006	—		108	615	—	108	615	723	(9)	35
Gastonia	NC	8/31/2006	—		53	302	—	53	302	355	(4)	35
Haddonfield	NJ	8/31/2006	—		79	450	—	79	450	529	(6)	35
Jacksonville	FL	8/31/2006	—		118	670	—	118	670	788	(9)	35
Madison Heights	VA	8/31/2006	—		117	662	—	117	662	779	(9)	35
Morrestown	NJ	8/31/2006	—		118	670	—	118	670	788	(9)	35
Odessa	FL	8/31/2006	—		787	—	—	787	—	787	—	35
Richmond	VA	8/31/2006	—		122	694	—	122	694	816	(10)	35
Woodstock	GA	8/31/2006	(g	)	189	1,072	—	189	1,072	1,261	(15)	35
High Point	NC	9/15/2006	—		126	714	—	126	714	840	(13)	35
Orlando	FL	9/15/2006	—		256	1,449	—	256	1,449	1,705	(26)	35
Meridian	MS	9/27/2006	—		41	236	—	41	236	277	(2)	35
Pegram	TN	9/27/2006	—		75	430	—	75	430	505	(4)	35
Schreveport	LA	9/27/2006	—		97	552	—	97	552	649	(6)	35
Tuscaloosa	AL	9/27/2006	—		125	714	—	125	714	839	(7)	35
Avon Park	FL	12/14/2006	—		88	498	—	88	498	586	—	35
Boca Raton	FL	12/14/2006	—		322	1,825	—	322	1,825	2,147	—	35
Cheshire	CT	12/14/2006	—		114	646	—	114	646	760	—	35
Essington	PA	12/14/2006	—		77	436	—	77	436	513	—	35
Fort Myers	FL	12/14/2006	—		242	1,371	—	242	1,371	1,613	—	35
Fountain Inn	SC	12/14/2006	—		57	325	—	57	325	382	—	35
GADSEN	AL	12/14/2006	—		16	88	—	16	88	104	—	35
Griffin	GA	12/14/2006	—		82	466	—	82	466	548	—	35
Lake Hiawatha	NJ	12/14/2006	—		107	606	—	107	606	713	—	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Lake Mary	FL	12/14/2006	—		242	1,374	—	242	1,374	1,616	—	35
Lansdale	PA	12/14/2006	—		214	1,211	—	214	1,211	1,425	—	35
Leesburg	FL	12/14/2006	—		178	1,008	—	178	1,008	1,186	—	35
Margate	FL	12/14/2006	—		450	2,553	—	450	2,553	3,003	—	35
Pembroke Pines	FL	12/14/2006	—		340	1,926	—	340	1,926	2,266	—	35
PennDel	PA	12/14/2006	—		99	558	—	99	558	657	—	35
Port Richey	FL	12/14/2006	—		132	749	—	132	749	881	—	35
Spindale	NC	12/14/2006	—		103	586	—	103	586	689	—	35
Tamaqua	PA	12/14/2006	—		35	197	—	35	197	232	—	35
TAMPA	FL	12/14/2006	—		144	819	—	144	819	963	—	35
Tampa	FL	12/14/2006	—		251	1,424	—	251	1,424	1,675	—	35
Virginia Beach	VA	12/14/2006	—		96	546	—	96	546	642	—	35
Dallas	TX	12/15/2006	(f	)	302	1,774	—	302	1,774	2,076	—	35
Deer Park	TX	12/15/2006	(f	)	122	715	—	122	715	837	—	35
Duncanville	TX	12/15/2006	(f	)	93	594	—	93	594	687	—	35
Houston	TX	12/15/2006	(f	)	330	1,945	—	330	1,945	2,275	—	35
Houston	TX	12/15/2006	(f	)	310	1,835	—	310	1,835	2,145	—	35
Houston	TX	12/15/2006	(f	)	202	1,196	—	202	1,196	1,398	—	35
Houston	TX	12/15/2006	(f	)	268	1,584	—	268	1,584	1,852	—	35
Houston	TX	12/15/2006	(f	)	434	2,808	—	434	2,808	3,242	—	35
Houston	TX	12/15/2006	(f	)	450	2,611	—	450	2,611	3,061	—	35
Houston	TX	12/15/2006	(f	)	221	1,388	—	221	1,388	1,609	—	35
Houston	TX	12/15/2006	(f	)	118	699	—	118	699	817	—	35
Houston	TX	12/15/2006	(f	)	28	267	—	28	267	295	—	35
Humble	TX	12/15/2006	(f	)	321	1,897	—	321	1,897	2,218	—	35
San Antonio	TX	12/15/2006	(f	)	107	633	—	107	633	740	—	35

			457,822		349,452	2,159,916	70,661	348,348	2,231,681	2,580,029	(294,973)

Assets held for sale:
Fort Myers	FL	12/16/2002	1,980		225	1,278	160	225	1,438	1,663	(260)	35
Gainesville	FL	12/16/2002	(g	)	350	1,985	(146)	350	1,839	2,189	(347)	35
Waycross	GA	12/16/2002	(g	)	144	868	(65)	144	803	947	(118)	36
Aransas Pass	TX	6/30/2003	(b	)	209	1,184	(544)	209	640	849	(169)	35
Brownwood	TX	6/30/2003	(b	)	129	734	(322)	129	412	541	(108)	35
Cartersville	GA	6/30/2003	(b	)	142	807	(352)	142	455	597	(115)	35
Charlottesville	VA	6/30/2003	(b	)	504	2,915	(5)	506	2,908	3,414	(440)	35
Dalhart	TX	6/30/2003	(b	)	141	813	(534)	141	279	420	(132)	35
Denison	TX	6/30/2003	(b	)	135	774	(313)	135	461	596	(117)	35
Dumas	TX	6/30/2003	(b	)	158	895	(491)	158	404	562	(127)	35
Forks	WA	6/30/2003	(b	)	112	635	(154)	112	481	593	(111)	35
Fort Worth	TX	6/30/2003	(b	)	202	1,142	(362)	202	780	982	(163)	35
Henderson	NV	6/30/2003	(b	)	189	1,073	(139)	189	934	1,123	(153)	35
Las Vegas	NV	6/30/2003	(b	)	330	1,889	(497)	331	1,391	1,722	(267)	35
Mexico	MO	6/30/2003	(b	)	215	1,230	(966)	215	264	479	(191)	35
Moses Lake	WA	6/30/2003	(b	)	216	1,222	(680)	216	542	758	(177)	35
Moultrie	GA	6/30/2003	(b	)	135	763	19	140	777	917	(109)	35
Mt. Pleasant	TX	6/30/2003	(b	)	131	740	(180)	131	560	691	(112)	35
Norton	VA	6/30/2003	(b	)	80	452	(77)	80	375	455	(67)	35
Pasco	WA	6/30/2003	(b	)	168	954	—	168	954	1,122	(136)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Port Angeles	WA	6/30/2003	(b	)	159	902	(451)	159	451	610	(128)	35
Roanoke	VA	6/30/2003	(b	)	299	1,713	108	300	1,820	2,120	(258)	35
South Boston	VA	6/30/2003	(b	)	114	649	(85)	114	564	678	(99)	35
Spokane	WA	6/30/2003	(b	)	4,808	33,675	(219)	4,846	33,418	38,264	(5,352)	36
Waco	TX	6/30/2003	(b	)	268	1,534	—	268	1,534	1,802	(217)	35
Wenatchee	WA	6/30/2003	(b	)	159	903	(157)	159	746	905	(128)	35
Fort Dodge	IA	7/10/2003	—		253	1,464	(926)	257	534	791	(209)	35
Eden	NC	9/24/2003	—		93	526	(158)	93	368	461	(70)	35
Mt. Airy	NC	9/24/2003	(c	)	63	369	—	63	369	432	(49)	35
Stanley	NC	9/24/2003	—		76	440	—	76	440	516	(58)	35
Wilmington	NC	12/22/2003	—		115	696	(141)	123	547	670	(84)	35
Alexandria	VA	9/22/2004	(d	)	72	445	(116)	72	329	401	(47)	35
Basset	VA	9/22/2004	(d	)	108	640	8	108	648	756	(60)	35
Beaufort	SC	9/22/2004	(d	)	90	565	51	90	616	706	(54)	35
Belle Glade	FL	9/22/2004	(d	)	48	303	(243)	48	60	108	(40)	35
Belmont	NC	9/22/2004	(d	)	8	71	93	8	164	172	(18)	35
Brick	NJ	9/22/2004	(d	)	355	2,248	(1,372)	355	876	1,231	(203)	35
Bristol	PA	9/22/2004	(d	)	78	467	10	78	477	555	(44)	35
Camden	SC	9/22/2004	(d	)	48	291	10	48	301	349	(28)	35
Cape Canaveral	FL	9/22/2004	(d	)	114	671	(63)	114	608	722	(63)	35
Charlottesville	VA	9/22/2004	(d	)	423	3,085	54	423	3,139	3,562	(277)	35
Cocoa	FL	9/22/2004	(d	)	96	572	19	96	591	687	(55)	35
Crandford	NJ	9/22/2004	(d	)	236	1,367	(596)	236	771	1,007	(129)	35
Daytona Beach	FL	9/22/2004	(d	)	192	1,152	(36)	192	1,116	1,308	(109)	35
Dillon	SC	9/22/2004	(d	)	48	290	54	48	344	392	(28)	35
Doylestown	PA	9/22/2004	(d	)	168	977	104	168	1,081	1,249	(98)	35
Dunedin	FL	9/22/2004	(d	)	216	1,457	79	216	1,536	1,752	(139)	35
East Haven	CT	9/22/2004	(d	)	56	334	—	56	334	390	(32)	35
Franklin	NC	9/22/2004	(d	)	12	98	—	12	98	110	(10)	35
Hanover	PA	9/22/2004	(d	)	144	857	(250)	144	607	751	(81)	35
Hillside	NJ	9/22/2004	(d	)	144	830	(160)	144	670	814	(79)	35
Jenkintown	PA	9/22/2004	(d	)	204	1,221	(706)	204	515	719	(119)	35
Kingston	NY	9/22/2004	(d	)	70	419	44	70	463	533	(40)	35
Lebanon	PA	9/22/2004	(d	)	36	233	29	36	262	298	(27)	35
Melbourne	FL	9/22/2004	(d	)	144	855	(533)	144	322	466	(81)	35
Milford	PA	9/22/2004	(d	)	42	255	35	42	290	332	(24)	35
Mount Carmel	PA	9/22/2004	(d	)	18	120	21	18	141	159	(12)	35
Mt. Penn	PA	9/22/2004	(d	)	39	244	7	39	251	290	(23)	35
Naples	FL	9/22/2004	(d	)	216	1,242	(253)	216	989	1,205	(117)	35
New Haven	CT	9/22/2004	(d	)	76	445	(196)	76	249	325	(43)	35
New Paltz	NY	9/22/2004	(d	)	204	1,196	(341)	204	855	1,059	(113)	35
New Port Richey	FL	9/22/2004	(d	)	108	632	36	108	668	776	(60)	35
New SmyrnaBeach	FL	9/22/2004	(d	)	96	578	9	96	587	683	(55)	35
Norfolk	VA	9/22/2004	(d	)	48	307	46	48	353	401	(29)	35
Norwalk	CT	9/22/2004	(d	)	192	1,350	293	192	1,643	1,835	(124)	35
Paterson	NJ	9/22/2004	(d	)	180	1,079	(1,353)	180	(274)	(94)	(102)	35
Pennington	NJ	9/22/2004	(d	)	229	1,327	(652)	229	675	904	(125)	35
Perry	FL	9/22/2004	(d	)	48	304	81	48	385	433	(29)	35
Pheonixville	PA	9/22/2004	(d	)	120	716	(137)	120	579	699	(68)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Philadelphia	PA	9/22/2004	(d	)	132	782	49	132	831	963	(83)	35
Pittston	PA	9/22/2004	(d	)	24	158	46	24	204	228	(15)	35
Port Richey	FL	9/22/2004	(d	)	204	1,259	(545)	204	714	918	(120)	35
Pottstown	PA	9/22/2004	(d	)	24	158	48	24	206	230	(15)	35
Richlands	VA	9/22/2004	(d	)	24	161	(8)	24	153	177	(16)	35
Scotch Plains	NJ	9/22/2004	(d	)	156	901	(209)	156	692	848	(85)	35
Scranton	PA	9/22/2004	(d	)	45	456	(83)	45	373	418	(75)	35
Sebring	FL	9/22/2004	(d	)	72	559	284	72	843	915	(140)	35
Shelton	CT	9/22/2004	(d	)	348	2,448	64	348	2,512	2,860	(222)	35
Spartanburg	SC	9/22/2004	(d	)	188	1,244	(45)	188	1,199	1,387	(123)	35
St. Petersburg	FL	9/22/2004	(d	)	472	2,709	3	472	2,712	3,184	(127)	35
Tampa	FL	9/22/2004	(d	)	132	778	(191)	132	587	719	(73)	35
Titusville	FL	9/22/2004	(d	)	144	852	(17)	144	835	979	(102)	35
Washington	NJ	9/22/2004	(d	)	60	367	44	60	411	471	(35)	35
West Palm Beach	FL	9/22/2004	(d	)	288	2,107	294	288	2,401	2,689	(128)	35
West Palm Beach	FL	9/22/2004	(d	)	719	4,745	78	719	4,823	5,542	(360)	35
Williamston	NC	9/22/2004	(d	)	48	303	40	48	343	391	(29)	35
Wind Gap	PA	9/22/2004	(d	)	24	149	24	24	173	197	(14)	35
Winstom Salem	NC	9/22/2004	(d	)	6,832	22,876	721	6,832	23,597	30,429	(3,123)	35
Woodbridge	CT	9/22/2004	(d	)	108	625	1	108	626	734	(59)	35
Austin	TX	10/1/2004	(e	)	67	409	59	67	468	535	(56)	35
Baldwin	NY	10/1/2004	(e	)	68	388	(7)	68	381	449	(36)	35
Batesville	AR	10/1/2004	(e	)	57	350	5	57	355	412	(34)	35
Belleair Bluffs	FL	10/1/2004	(e	)	90	1,171	1	180	1,082	1,262	(102)	35
Bergenfield	NJ	10/1/2004	(e	)	88	496	19	88	515	603	(54)	35
Buffalo	NY	10/1/2004	—		1,215	8,258	(1,179)	1,215	7,079	8,294	(503)	35
Cape Coral	FL	10/1/2004	(e	)	95	574	—	95	574	669	(56)	35
Clarksville	TN	10/1/2004	(e	)	111	672	(85)	111	587	698	(74)	35
Cocoa	FL	10/1/2004	(g	)	108	710	395	108	1,105	1,213	(46)	35
Columbia	TN	10/1/2004	(e	)	87	518	(495)	87	23	110	(53)	35
Decatur	GA	10/1/2004	(e	)	93	564	—	93	564	657	(55)	35
Dublin	GA	10/1/2004	—		29	158	—	29	158	187	—	35
Duncanville	TX	10/1/2004	(e	)	45	279	(229)	45	50	95	(27)	35
East Brunswick	NJ	10/1/2004	(e	)	111	631	(197)	111	434	545	(59)	35
Enid	OK	10/1/2004	(e	)	63	376	(102)	63	274	337	(36)	35
Eustis	FL	10/1/2004	(e	)	108	613	32	108	645	753	(58)	35
Fitzgerald	GA	10/1/2004	(e	)	60	340	—	60	340	400	(32)	35
Florence	SC	10/1/2004	(e	)	119	707	(83)	119	624	743	(69)	35
Freehold	NJ	10/1/2004	(e	)	177	1,362	16	177	1,378	1,555	(134)	35
Hartwell	GA	10/1/2004	(e	)	78	440	—	78	440	518	(41)	35
Hendersonville	NC	10/1/2004	(e	)	90	548	—	90	548	638	(54)	35
Inverness	FL	10/1/2004	(e	)	127	783	—	127	783	910	(75)	35
Jay	FL	10/1/2004	(e	)	65	392	—	65	392	457	(38)	35
Jesup	GA	10/1/2004	(e	)	75	458	(131)	75	327	402	(45)	35
Kansas City	KS	10/1/2004	—		61	346	(306)	61	40	101	(32)	35
Kansas City	MO	10/1/2004	(e	)	147	896	(508)	147	388	535	(85)	35
Keene	NH	10/1/2004	(e	)	141	873	(125)	141	748	889	(88)	35
Kingsport	TN	10/1/2004	—		52	269	(95)	52	174	226	(15)	35
Lakeland	FL	10/1/2004	(e	)	81	482	—	81	482	563	(46)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Largo	FL	10/1/2004	(e	)	176	1,065	1	176	1,066	1,242	(101)	35
Largo	FL	10/1/2004	(e	)	90	537	(311)	90	226	316	(52)	35
Lodi	NJ	10/1/2004	(e	)	100	564	31	100	595	695	(56)	35
Long Beach	NY	10/1/2004	(e	)	102	580	(364)	102	216	318	(57)	35
Longwood	FL	10/1/2004	(e	)	64	388	14	64	402	466	(38)	35
Malden	MA	10/1/2004	(e	)	94	531	—	94	531	625	(50)	35
Malverne	NY	10/1/2004	(e	)	107	606	(162)	107	444	551	(57)	35
Marshall	MO	10/1/2004	—		46	290	—	46	290	336	(29)	35
Marysville	CA	10/1/2004	(e	)	79	448	(94)	79	354	433	(42)	35
Melville	NY	10/1/2004	(e	)	183	1,208	206	183	1,414	1,597	(126)	35
Miami Shores	FL	10/1/2004	(e	)	138	832	117	138	949	1,087	(79)	35
Miami Shores	FL	10/1/2004	(e	)	84	508	40	84	548	632	(58)	35
Morrisville	PA	10/1/2004	(e	)	99	564	—	99	564	663	(53)	35
Newman	GA	10/1/2004	(e	)	92	557	60	92	617	709	(60)	35
Niagara Falls	NY	10/1/2004	(e	)	204	1,301	(887)	204	414	618	(127)	35
Northfield	NJ	10/1/2004	(e	)	124	705	(171)	295	363	658	(66)	35
Oak Ridge	TN	10/1/2004	(e	)	127	788	(612)	127	176	303	(76)	35
O’Fallon	MO	10/1/2004	(e	)	49	299	—	49	299	348	(29)	35
Oklahoma City	OK	10/1/2004	(e	)	169	1,057	(128)	169	929	1,098	(102)	35
Palatka	FL	10/1/2004	(e	)	46	281	153	46	434	480	(27)	35
Pampa	TX	10/1/2004	—		59	375	(17)	59	358	417	(53)	35
Ridgewood	NJ	10/1/2004	(e	)	250	1,662	1	250	1,663	1,913	(153)	35
Rochester	NY	10/1/2004	(e	)	809	6,552	(4,753)	809	1,799	2,608	(564)	35
Santa Clara	CA	10/1/2004	(e	)	194	1,127	2	194	1,129	1,323	(104)	35
Schenectady	NY	10/1/2004	(e	)	300	2,255	(1,442)	300	813	1,113	(306)	35
Seaside	CA	10/1/2004	(e	)	91	518	—	91	518	609	(49)	35
Seattle	WA	10/1/2004	(e	)	106	628	—	106	628	734	(60)	35
Sparks	NV	10/1/2004	(e	)	369	2,598	(385)	369	2,213	2,582	(245)	35
Spotswood	NJ	10/1/2004	(e	)	117	664	(39)	117	625	742	(62)	35
Springfield	VA	10/1/2004	(e	)	225	1,378	(497)	225	881	1,106	(145)	35
St. Petersburg	FL	10/1/2004	(e	)	103	611	1	103	612	715	(59)	35
Sunnyvale	CA	10/1/2004	(e	)	231	1,348	—	231	1,348	1,579	(125)	35
Tarpon Springs	FL	10/1/2004	(e	)	93	567	—	93	567	660	(55)	35
Tavernier	FL	10/1/2004	(e	)	71	439	—	71	439	510	(43)	35
Troy	MO	10/1/2004	(e	)	48	296	24	48	320	368	(29)	35
Utica	NY	10/1/2004	(e	)	482	3,487	(3,856)	482	(369)	113	(339)	35
Uvalde	TX	10/1/2004	(e	)	35	225	(81)	35	144	179	(22)	35
Wood Ridge	NJ	10/1/2004	(e	)	109	617	(74)	109	543	652	(58)	35
Woodland	CA	10/1/2004	(e	)	147	900	(289)	147	611	758	(86)	35
Pensacola	FL	12/22/2004	—		64	365	—	64	365	429	(29)	35
Fayetteville	GA	1/26/2005	—		159	902	—	159	902	1,061	(28)	35
Oklahoma City	OK	5/24/2005	16,400		2,290	15,763	122	2,280	15,895	18,174	(1,608)	35
Netcong	NJ	5/26/2005	—		108	611	(26)	108	585	693	(11)	35
Chicago	IL	6/7/2005	(g	)	579	3,627	(3,250)	579	377	956	(185)	35
Cleveland	OH	6/7/2005	—		61	347	(241)	61	106	167	—	35
Countyside	IL	6/7/2005	—		83	473	(47)	83	426	509	(63)	35
Kingston	NY	6/7/2005	—		80	451	(608)	80	(157)	(77)	—	35
Lansing	IL	6/7/2005	—		173	1,090	(364)	173	726	899	(69)	35
Middletown	NY	6/7/2005	—		72	410	(406)	72	4	76	(14)	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

							Net
							Improvements
			Encumbrances at		Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,			Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006		Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Owosso	MI	6/7/2005	—		43	245	(78)	43	167	210	—	35
Andalusia	AL	6/15/2005	(g	)	64	361	131	64	492	556	(25)	35
Bedford	IN	6/15/2005	(g	)	76	487	275	76	762	838	(35)	35
Bloomington	IL	6/15/2005	(g	)	52	458	123	52	581	633	(30)	35
Centralia	IL	6/15/2005	(g	)	69	636	(445)	69	191	260	(47)	35
Dalton	GA	6/15/2005	(g	)	99	795	218	99	1,013	1,112	(55)	35
Decatur	TN	6/15/2005	—		48	307	(18)	48	289	337	—	35
Frankfort	IN	6/15/2005	(g	)	119	922	(14)	119	908	1,027	(78)	35
Greenville	MS	6/15/2005	(g	)	109	810	(372)	109	438	547	(57)	35
Lancaster	TX	6/15/2005	—		162	919	(786)	162	133	295	—	35
Martin	TN	6/15/2005	—		57	371	(339)	57	32	89	—	35
Memphis	TN	6/15/2005	(g	)	392	2,737	(1,910)	392	827	1,219	(183)	35
Monroe	LA	6/15/2005	(g	)	149	1,180	164	149	1,344	1,493	(79)	35
New Iberia	LA	6/15/2005	—		168	1,094	(818)	168	276	444	—	35
Scottsboro	AL	6/15/2005	—		103	585	(236)	103	349	452	—	35
Texarkana	AR	6/15/2005	(g	)	178	1,246	(593)	178	653	831	(89)	35
Villa Rica	GA	6/15/2005	(g	)	153	1,134	448	153	1,582	1,735	(95)	35
Vincennes	IN	6/15/2005	(g	)	227	1,910	(1,930)	227	(20)	207	(131)	35
Middletown	DE	6/16/2005	—		122	689	(211)	122	478	600	(14)	35
Sioux Falls	SD	7/8/2005	15,351		2,503	15,770	15	2,503	15,785	18,288	(1,079)	35
Novato	CA	8/5/2005	187,096		35,835	213,736	—	35,835	213,736	249,571	(13,118)	35
Christiana	PA	8/17/2005	—		59	337	—	59	337	396	(18)	35
Clallam Bay	WA	9/20/2005	—		19	107	(26)	19	81	100	(5)	35
Loretto	TN	9/20/2005	—		45	253	—	45	253	298	(12)	35
Okanogan	WA	9/20/2005	—		106	599	—	106	599	705	(29)	35
Harriman	TN	10/12/2005	—		69	394	(202)	69	192	261	(19)	35
Charlotte	NC	11/10/2005	—		137	777	—	137	777	914	(35)	35
Greenville	SC	11/10/2005	—		85	480	—	85	480	565	—	35
Marietta	GA	11/10/2005	—		126	714	—	126	714	840	(32)	35
Montgomery	AL	11/10/2005	—		23	129	—	23	129	152	(6)	35
Salisbury	NC	11/10/2005	—		58	328	—	58	328	386	(15)	35
Snellville	GA	11/10/2005	—		150	850	(60)	150	790	940	(38)	35
Fort Dodge	IA	11/16/2005	—		67	379	—	67	379	446	(16)	35
Newton	KS	11/16/2005	—		95	540	(28)	95	512	607	(23)	35
Morrow	GA	12/21/2005	—		56	315	(17)	56	298	354	(12)	35
Atlanta	GA	1/19/2006	—		129	287	—	129	287	416	(25)	35
Pine Bluff	AR	1/19/2006	—		22	125	—	22	125	147	(4)	35
Crawfordsville	IN	3/1/2006	(g	)	64	462	(53)	64	409	473	(20)	35
Logansport	IN	3/1/2006	—		119	466	324	119	790	909	—	35
Mishawaka	IN	3/1/2006	—		53	334	(9)	53	325	378	—	35
Bethlehem	PA	3/14/2006	—		35	196	—	35	196	231	(6)	35
Nassua	NJ	3/14/2006	—		32	169	—	32	169	201	(6)	35
Roebling	NJ	3/14/2006	—		66	177	—	66	177	243	—	35
Acworth	GA	3/28/2006	—		187	1,008	—	187	1,008	1,195	—	35
Alpharetta	GA	3/28/2006	—		248	1,404	—	248	1,404	1,652	—	35
Austell	GA	3/28/2006	—		144	694	—	144	694	838	(11)	35
Brandenton	FL	3/28/2006	—		205	1,161	—	205	1,161	1,366	(24)	35
Cary	NC	3/28/2006	—		106	598	—	106	598	704	—	35
Roswell	GA	3/28/2006	—		158	893	—	158	893	1,051	—	35

AMERICAN FINANCIAL REALTY TRUST

SCHEDULE III
Real Estate Investments — (Continued)

						Net
						Improvements
			Encumbrances at	Initial Costs		(Retirements)	Gross Amount at Which Carried December 31, 2006(1)			Accumulated	Average
		Acquisition	December 31,		Building and	Since		Building and		Depreciation	Depreciable
City	State	Date	2006	Land	Improvements	Acquisition	Land	Improvements	Total	12/31/06(2)	Life
	(In thousands)

Richfield Spring	NY	5/23/2006	—	55	307	—	55	307	362	—	35
Waterville	NY	7/12/2006	—	79	270	—	79	270	349	(8)	35
Covington	TN	7/28/2006	—	50	312	—	50	312	362	—	35
Jackson	TN	7/28/2006	—	60	326	—	60	326	386	—	35
McMinnville	TN	7/28/2006	—	90	464	—	90	464	554	—	35
Albemarle	NC	8/31/2006	—	44	251	—	44	251	295	(3)	35
Kennesaw	GA	8/31/2006	—	73	416	—	73	416	489	(4)	35
Stockbridge	GA	8/31/2006	—	118	668	—	118	668	786	—	35
Charlotte	NC	9/15/2006	—	157	887	—	157	887	1,044	(13)	35
Oviedo	FL	9/15/2006	—	226	1,281	—	226	1,281	1,507	(19)	35
Huntsville	AL	9/27/2006	—	60	342	—	60	342	402	(2)	35
Kingsport	TN	9/27/2006	—	70	399	—	70	399	469	(3)	35
Monroe	LA	9/27/2006	—	59	337	—	59	337	396	(2)	35
Cartersville	GA	12/14/2006	—	266	1,510	—	266	1,510	1,776	—	35
Daytona Beach	FL	12/14/2006	—	149	843	—	149	843	992	—	35
Doraville	GA	12/14/2006	—	82	462	—	82	462	544	—	35
Galax	VA	12/14/2006	—	24	137	—	24	137	161	—	35
Hampton	VA	12/14/2006	—	94	535	—	94	535	629	—	35
Petersburg	VA	12/14/2006	—	43	245	—	43	245	288	—	35
San Antonio	TX	12/15/2006	—	107	1,002	—	107	1,002	1,109	—	35
San Antonio	TX	12/15/2006	—	138	971	—	138	971	1,109	—	35

			220,827	83,916	498,095	(40,797)	84,226	456,988	541,214	(41,180)

			$678,649	$433,368	$2,658,011	$29,864	$432,574	$2,688,669	$3,121,243	$(336,153)

NOTES:

(a)	These properties collateralize a $180.0 million mortgage note payable of which $180.0 million was outstanding at December 31, 2006.

(b)	These properties collateralize a $381.7 million mortgage note payable of which $381.6 million was outstanding at December 31, 2006.

(c)	These properties collateralize a $65.0 million mortgage note payable of which $54.6 million was outstanding at December 31, 2006.

(d)	These properties collateralize a $234.0 million mortgage note payable of which $183.5 million was outstanding at December 31, 2006.

(e)	These properties collateralize a $304.0 million mortgage note payable of which $278.9 million was outstanding at December 31, 2006.

(f)	These properties collateralize a $19.9 million mortgage note payable of which $19.9 million was outstanding at December 31, 2006.

(g)	These properties collateralize a secured credit facility of which $212.6 million was outstanding at December 31, 2006.

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

(1) Reconciliation of Real Estate:

The following table reconciles the real estate investments for the years ended December 31, 2006 and 2005 (in thousands):

	2006(A)	2005(A)

Balance, beginning of period	$3,547,299	$3,049,560
Change in assets held for sale	(223,636)	(222,551)
Additions:
Acquisitions	225,115	828,266
Dispositions	(968,749)	(107,976)

Balance, end of period	$2,580,029	$3,547,299

(A)	Amounts do not include leasehold interests as reflected in the accompanying consolidated balance sheets.

(2) Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments for the years ended December 31, 2006 and 2005 (in thousands):

	2006(B)	2005(B)

Balance, beginning of period	$259,358	$145,840
Depreciation expense	133,190	136,382
Change in assets held for sale	(19,173)	(19,502)
Dispositions	(78,402)	(3,362)

Balance, end of period	$294,973	$259,358

(B)	Amounts do not include accumulated amortization relating to leasehold interests as reflected in the accompanying consolidated balance sheets.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTOR
As of December 31, 2006

Bank of America Corporation is the guarantor of the long-term lease agreements that its subsidiary, Bank of America, N.A., has with the Company relating to properties acquired in January 2003 from a wholly owned subsidiary of Dana Commercial Credit Corporation and properties acquired from Bank of America, N.A. in June 2003 and October 2004. The financial information of Bank of America Corporation has been included herein because of the significant credit concentration the Company has with this guarantor.

Financial information as of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries furnished to the Securities and Exchange Commission on their Current Report on Form 8-K.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	December 31	December 31
	2006	2005

Assets
Cash and cash equivalents	$36,429	$36,999
Time deposits placed and other short-term investments	13,952	12,800
Federal funds sold and securities purchased under agreements to resell	135,478	149,785
Trading account assets	153,052	131,707
Derivative assets	23,439	23,712
Securities:
Available-for-sale	192,806	221,556
Held-to-maturity, at cost	40	47

Total securities	192,846	221,603

Loans and leases	706,490	573,791
Allowance for loan and lease losses	(9,016)	(8,045)

Loans and leases, net of allowance	697,474	565,746

Premises and equipment, net	9,255	7,786
Mortgage servicing rights (includes $2,869 and $2,932 measured at fair value at December 31 and September 30, 2006)	3,045	2,806
Goodwill	65,662	45,354
Intangible assets	9,422	3,194
Other assets	119,683	90,311

Total assets	$1,459,737	$1,291,803

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$180,231	$179,571
Interest-bearing	418,100	384,155
Deposits in foreign offices:
Noninterest-bearing	4,577	7,165
Interest-bearing	90,589	63,779

Total deposits	693,497	634,670

Federal funds purchased and securities sold under agreements to repurchase	217,527	240,655
Trading account liabilities	67,670	50,890
Derivative liabilities	16,339	15,000
Commercial paper and other short-term borrowings	141,300	116,269
Accrued expenses and other liabilities (includes $397, $388 and $395 of reserve for unfunded lending commitments)	42,132	31,938
Long-term debt	146,000	100,848

Total liabilities	1,324,465	1,190,270

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 121,739; 40,739 and 1,090,189 shares	2,851	271
Common stock and additional paid-in capital, $0.01 par value; authorized — 7,500,000,000 shares; issued and outstanding — 4,458,151,391 ; 4,498,145,315 and 3,999,688,491 shares	61,574	41,693
Retained earnings	79,024	67,552
Accumulated other comprehensive income (loss)	(7,711)	(7,556)
Other	(466)	(427)

Total shareholders’ equity	135,272	101,533

Total liabilities and shareholders’ equity	$1,459,737	$1,291,803

BANK OF AMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	2006	2005

Interest income
Interest and fees on loans and leases	$48,274	$34,843
Interest and dividends on securities	11,655	10,937
Federal funds sold and securities purchased under agreements to resell	7,823	5,012
Trading account assets	7,232	5,743
Other interest income	3,601	2,091

Total interest income	78,585	58,626

Interest expense
Deposits	14,480	9,492
Short-term borrowings	19,840	11,615
Trading account liabilities	2,640	2,364
Long-term debt	7,034	4,418

Total interest expense	43,994	27,889

Net interest income	34,591	30,737

Noninterest income
Card income	14,293	5,753
Service charges	8,224	7,704
Investment and brokerage services	4,456	4,184
Investment banking income	2,317	1,856
Equity investment gains	3,189	2,212
Trading account profits	3,166	1,763
Mortgage banking income	541	805
Other income	2,246	1,077

Total noninterest income	38,432	25,354

Total revenue	73,023	56,091
Provision for credit losses	5,010	4,014
Gains (losses) on sales of debt securities	(443)	1,084
Noninterest expense
Personnel	18,211	15,054
Occupancy	2,826	2,588
Equipment	1,329	1,199
Marketing	2,336	1,255
Professional fees	1,078	930
Amortization of intangibles	1,755	809
Data processing	1,732	1,487
Telecommunications	945	827
Other general operating	4,580	4,120
Merger and restructuring charges	805	412

Total noninterest expense	35,597	28,681

Income before income taxes	31,973	24,480
Income tax expense	10,840	8,015

Net income	$21,133	$16,465

Net income available to common shareholders	$21,111	$16,447

Per common share information
Earnings	$4.66	$4.10

Diluted earnings	$4.59	$4.04

Dividends paid	$2.12	$1.90

Average common shares issued and outstanding	4,526,637	4,008,688

Average diluted common shares issued and outstanding	4,595,896	4,068,140