Form 10-Q
period 2007-03-31
AMERICAN FINANCIAL REALTY TRUST
filed 2007-05-10
CIK 1193558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number 001-31678
AMERICAN FINANCIAL REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	02-0604479
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

610 Old York Road, Jenkintown, PA	19046
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 9, 2007, 130,274,395 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST
INDEX TO FORM 10-Q

Page
Number
PART I – FINANCIAL INFORMATION	3

Item 1 –Financial Statements	3

Item 2 –Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3 –Quantitative and Qualitative Disclosures About Market Risk	40

Item 4 –Controls and Procedures	41

PART II – OTHER INFORMATION	46

Item 1 –Legal Proceedings	46

Item 1A –Risk Factors	46

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3 –Defaults Upon Senior Securities	46

Item 4 –Submission of Matters to a Vote of Security Holders	46

Item 5 –Other Information	46

Item 6 –Exhibits	47

Certificate of Chief Executive Officer

Certificate of Chief Financial Officer

Certificate of Chief Executive Officer Required by Rule 13a-14(b)

Certificate of Chief Financial Officer Required by Rule 13a-14(b)
Employment Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certificate of Chief Executive Officer Required by Rule 13a-14(b)
Certificate of Chief Financial Officer Required by Rule 13a-14(b)

2 of 48

PART I — FINANCIAL INFORMATION
  Item 1. Financial Statements
AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Unaudited and in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
Assets:
Real estate investments, at cost:
Land	$334,066	$333,716
Land held for development	6,901	14,632
Buildings and improvements	1,959,564	1,947,977
Equipment and fixtures	284,301	283,704
Leasehold interests	16,395	16,039
Investment in joint venture	18,355	21,903

Total real estate investments, at cost	2,619,582	2,617,971
Less accumulated depreciation	(322,590)	(297,371)

Total real estate investments, net	2,296,992	2,320,600
Cash and cash equivalents	99,433	106,006
Restricted cash	69,156	76,448
Marketable investments and accrued interest	3,640	3,457
Pledged treasury securities, net	69,245	32,391
Tenant and other receivables, net	67,433	62,946
Prepaid expenses and other assets	40,267	32,191
Assets held for sale	511,547	594,781
Intangible assets, net of accumulated amortization of $76,579 and $70,044	308,218	314,753
Deferred costs, net of accumulated amortization of $22,668 and $20,070	62,530	62,591

Total assets	$3,528,461	$3,606,164

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$1,538,398	$1,557,313
Credit facilities	223,398	212,609
Convertible notes, net	446,395	446,343
Accounts payable	1,592	7,246
Accrued interest expense	11,546	15,601
Accrued expenses and other liabilities	55,495	58,940
Dividends and distributions payable	25,159	25,328
Below-market lease liabilities, net of accumulated amortization of $11,707 and $10,874	56,341	57,173
Deferred revenue	217,055	179,456
Liabilities related to assets held for sale	206,291	247,798

Total liabilities	2,781,670	2,807,807

Minority interest	9,878	12,393
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 131,755,738 issued and 130,934,338 outstanding at March 31, 2007; 130,966,141 issued and outstanding at December 31, 2006	132	131
Capital contributed in excess of par	1,392,089	1,389,827
Common shares held in treasury, 821,400 shares at March 31, 2007	(8,724)	—
Accumulated deficit	(642,387)	(599,596)
Accumulated other comprehensive loss	(4,197)	(4,398)

Total shareholders’ equity	736,913	785,964

Total liabilities and shareholders’ equity	$3,528,461	$3,606,164

See accompanying notes to consolidated financial statements.

3 of 48

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$66,387	$61,488
Operating expense reimbursements	34,587	40,357
Interest and other income	976	1,012
Equity in loss from joint venture	(759)	—

Total revenues	101,191	102,857

Expenses:
Property operating expenses:
Real estate taxes	10,753	10,161
Ground rents and leasehold obligations	3,206	3,580
Utilities	11,133	13,793
Property and leasehold impairments	1,176	872
Other property operating expenses	23,983	24,085
Direct billable expenses	1,465	1,197

Total property operating expenses	51,716	53,688

Marketing, general and administrative	5,013	6,361
Amortization of deferred equity compensation	1,386	2,556
Interest expense on mortgages and other debt	32,889	34,291
Depreciation and amortization	32,424	31,773

Total expenses	123,428	128,669

Loss before net loss on investments, gain on sale of properties in continuing operations, minority interest and discontinued operations	(22,237)	(25,812)
Gain on disposal of properties in continuing operations	76	457

Loss from continuing operations before minority interest	(22,161)	(25,355)
Minority interest	233	523

Loss from continuing operations	(21,928)	(24,832)

Discontinued operations:
Loss from operations, net of minority interest of $63 and $633 for the three months ended March 31, 2007 and 2006, respectively	(1,430)	(4,644)
Yield maintenance fees, net of minority interest of $28 and $58 for the three months ended March 31, 2007 and 2006, respectively	(1,827)	(2,139)
Net gains on disposals, net of minority interest of $112 and $223 for the three months ended March 31, 2007 and 2006, respectively	7,272	8,207

Income from discontinued operations	4,015	1,424

Net loss	$(17,913)	$(23,408)

Basic and diluted income (loss) per share:
From continuing operations	$(0.17)	$(0.20)
From discontinued operations	0.03	0.01

Total basic and diluted loss per share	$(0.14)	$(0.19)

See accompanying notes to consolidated financial statements.

4 of 48

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited and in thousands)

	Three Months Ended
	March 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(17,913)	$(23,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,655	35,718
Minority interest	(86)	(991)
Amortization of leasehold interests and intangible assets, net	5,625	10,197
Amortization of above- and below-market leases	308	317
Amortization of deferred financing costs	1,353	1,843
Amortization of deferred compensation	1,386	2,556
Amortization of discounts on pledged treasury securities	(438)	—
Non-cash compensation charge	18	21
Impairment charges	4,206	1,077
Equity in loss from unconsolidated joint venture	759	—
Net gain on sales of properties and lease terminations	(7,559)	(9,153)
Leasing costs	(1,900)	(5,484)
Payments received from tenants for lease terminations	202	265
Decrease (increase) in operating assets:
Restricted cash	7,017	(1,465)
Tenant and other receivables	(3,581)	(5,718)
Prepaid expenses and other assets	(5,713)	(13,338)
Increase (decrease) in operating liabilities:
Accounts payable	(6,886)	3,462
Accrued expenses and other liabilities	(11,806)	(2,440)
Deferred revenue	37,801	50,618

Net cash provided by operating activities	29,448	44,077

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(6,614)	(88,518)
Distribution from joint venture	2,789	—
Capital expenditures and leasehold costs	(14,363)	(8,594)
Proceeds from sales of real estate and non-real estate assets	98,942	68,384
(Decrease) increase in accrued interest income	(161)	74
Proceeds from maturity of investments	727	—
Decrease in restricted cash	491	1,158
Purchases of investments	(37,173)	(25)

Net cash provided by (used in) investing activities	44,638	(27,521)

Cash flows from financing activities:
Repayments of mortgages and credit facilities	(54,438)	(46,619)
Proceeds from mortgages, bridge notes and credit facilities	12,000	59,334
Payments for deferred financing costs, net	(3,084)	(1,025)
Proceeds from common share issuances, net	—	1,150
Payments to acquire treasury stock	(8,724)	—
Dividends and distributions	(26,413)	(36,080)

Net cash used in by financing activities	(80,659)	(23,240)

Decrease in cash and cash equivalents	(6,573)	(6,684)
Cash and cash equivalents, beginning of period	106,006	110,245

Cash and cash equivalents, end of period	$99,433	$103,561

Supplemental cash flow and non-cash information:
Cash paid for interest	$40,045	$54,164

Liabilities assumed in acquisition of real estate	$—	$1,881

See accompanying notes to consolidated financial statements.

5 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(1) The Company
American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.
The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 98.5% interest in the Operating Partnership as of March 31, 2007. There were 2,022,873 Operating Partnership units outstanding as of March 31, 2007.
The Company operates in one segment, and focuses on acquiring, operating and leasing properties to regulated financial institutions. Rental income from Bank of America, N.A., Wachovia Bank, N.A. and State Street Corp, or their respective affiliates, represented the following percentages of total rental income, from continuing and discontinued operations, for the respective period. The State Street Financial Center occupied by State Street Corporation was sold in December 2006.

	Three Months Ended
	March 31,
	2007	2006
Bank of America, N.A.	36.0%	28.6%
Wachovia Bank, N.A.	13.9%	12.9%
State Street Corporation	—%	17.1%
No other tenant represented more than 10% of rental income for the periods presented.

6 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(2) Summary of Significant Accounting Policies
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or consolidated pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, however, that the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
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
The Company applies the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. The Company has an interest in one variable interest entity and includes the accounts of this entity in the consolidated financial statements as the Company is the primary beneficiary of this entity.
The Company accounts for the investment in a joint venture using the equity method of accounting. The Company has evaluated its investment in the joint venture and has concluded that it is not a variable interest entity as defined by FIN 46R. The Company does not control the joint venture, since all major decisions of the partnership, such as the sale, refinancing, expansion or rehabilitation of any property, require the approval of all partners and voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each partner. This investment was recorded initially at the Company’s cost and subsequently adjusted for the Company’s share of net equity in income (loss) and will be adjusted for cash contributions and distributions.

7 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
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

8 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
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
The aggregate value of intangible assets related to customer relationships is measured based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by management in determining these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
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

9 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
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

	March 31,	December 31,
	2007	2006
Intangible assets:
In-place leases, net of accumulated amortization of $53,768 and $51,260	$211,653	$221,452
Customer relationships, net of accumulated amortization of $18,546 and $17,565	149,280	154,375
Above-market leases, net of accumulated amortization of $13,679 and $13,198	13,190	14,826
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $9,414 and $11,979	(66,605)	(76,600)

Total intangible assets	$308,218	$314,753

Intangible liabilities:
Below-market leases, net of accumulated amortization of $14,509 and $13,475	$61,821	$63,586
Amounts related to liabilities held for sale, net of accumulated amortization of $2,802 and $2,601	(5,480)	(6,413)

Total intangible liabilities	$56,341	$57,173

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

10 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(i) Comprehensive Income (Loss)
Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. The Company has entered into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. Unrealized gains and losses on derivatives are amortized into interest expense in the consolidated statements of operations over the life of the underlying debt. Comprehensive income (loss), net of minority interest, resulted in losses of $17,712 and $23,147 for the three months ended March 31, 2007 and 2006, respectively.
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
(k) Recent Accounting Pronouncements
In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at March 31, 2007, the Company had no unrecognized tax benefits. As a result, no accrued interest or penalties related to uncertain tax positions have been recorded.

11 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of this standard will have on its financial position or results of operations.
(3) Acquisitions and Dispositions
During the three months ended March 31, 2007 and 2006, the Company acquired 10 and 67 properties and leasehold interests, respectively. In addition, the Company purchased three parcels of land designated as land held for development during the three months ended March 31, 2006. The following table presents the allocation of the net assets acquired and liabilities assumed during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Real estate investments, at cost:
Land	$1,109	$13,301
Land held for development	—	1,833
Buildings	5,399	61,884
Equipment and fixtures	888	10,099
Initial tenant improvements	—	1,384

	7,396	88,501

Intangibles and other assets:
In-place leases	—	3,110
Above-market lease assets	—	518

	—	3,628

Total assets	7,396	92,129

Leasehold interests, net	(874)	(686)
Below-market lease liabilities	—	(796)
Other liabilities assumed	—	(1,881)

Cash paid	$6,522	$88,766

12 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table presents information regarding property and leasehold interests acquired during three months ended March 31, 2007:

		Number of	Purchase
Seller / Property Name	Date of Acquisition	Buildings (1)	Price (2)
Bank of America Formulated Price Contracts	Various	4	$3,914
Wachovia Bank Formulated Price Contracts	Various	6	2,608

		10	$6,522

(1)	Includes the assumption of leasehold interests

(2)	Includes all acquisition costs, the value of acquired intangible assets and assumed liabilities
The following table presents information regarding property dispositions completed during the three months ended March 31, 2007:

Number of	Sale
Buildings and Land	Proceeds,
Parcels (1)	Net	Gain
50	$99,058	$7,460

(1)	Includes the sale of 14 parcels of land.
(4) Indebtedness
The Company had several types of financings in place as of March 31, 2007 and December 31, 2006 (totaling $2,394,546 and $2,437,533, respectively), which included mortgage notes payable, a secured credit facility, convertible senior notes and an unsecured credit facility. The weighted average effective interest rate on these borrowings, excluding yield maintenance charges, was 5.79% and 6.06% for the three months ended March 31, 2007 and 2006, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $2,350,589 and $2,380,245 as of March 31, 2007 and December 31, 2006, respectively.
The Company’s secured and unsecured financing agreements contain various financial and non-financial covenants that are customarily found in these types of agreements. As of March 31, 2007 and December 31, 2006, no event of default conditions existed under any of the Company’s secured or unsecured financings.
The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to hold portfolio cash flow in a restricted account until the required ratios are met on an ongoing basis. As of March 31, 2007, the Company was out of debt service coverage compliance under two of its mortgage note financings; although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement.

13 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
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
The Company’s unsecured credit facility contains customary financial covenants, including a minimum debt service coverage ratio for the Company of 1.2 to 1.0. This facility also includes maximum levels of (i) indebtedness as a percentage of the Company’s total assets of 70%, (ii) secured recourse debt as a percentage of the Company’s total assets of 5%, (iii) investment in any non-wholly owned entity as a percentage of the Company’s total assets of 20% and (iv) investment in any mortgages, notes, accounts receivable, or notes receivable as a percentage of the Company’s total assets of 15%.
(a) Mortgage Notes Payable
The following is a summary of mortgage notes payable as of March 31, 2007 and December 31, 2006:

	Encumbered
	Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	623	$1,723,932	(1)(2)	4.4% to 8.4%	Oct. 2007 to July 2024
Variable-rate mortgages	—	—

Total mortgage notes payable	623	1,723,932

Unamortized debt premiums and discounts, net		821
Mortgage notes payable related to assets held for sale	1	(186,355)

Balance, March 31, 2007	622	$1,538,398

Fixed-rate mortgages	644	$1,755,858	(1)(2)	4.5% to 8.8%	Oct. 2007 to Dec. 2023
Variable-rate mortgages	9	21,301		6.8% to 7.4%	Jan. 2007 to Nov. 2023

Total mortgage notes payable	653	1,777,159

Unamortized debt premiums and discounts, net		1,422
Mortgage notes payable related to assets held for sale	4	(221,268)

Balance, December 31, 2006	649	$1,557,313

(1)	Includes $66,376 and $31,344 of debt that is collateralized by $69,245 and $ 32,391 of pledged Treasury securities, net of discounts and premiums at March 31, 2007 and December 31, 2006, respectively.

(2)	Includes $4,598 and $4,616 of debt at March 31, 2007 and December 31, 2006, respectively, that relates to the proportionate share of the 11% minority interest holder in 801 Market Street.
In six separate transactions from June 2006 through March 2007, the Company defeased a total of $66,376 of debt secured by properties that were part of our Bank of America portfolio acquired in 2003. The Company defeased these properties in order to unencumber them prior to their disposal. In connection with these defeasances, Treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the respective loan agreements were purchased. The cash flow from these securities has interest and maturities that coincide with the scheduled debt service payments of the mortgage notes and ultimate payment of principal. The Treasury securities were then substituted for the properties that originally served as collateral for the loan. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments when due. The indebtedness remains on the consolidated balance sheet as it was not an extinguishment of the debt and the securities are recorded as pledged Treasury securities, net on the consolidated balance sheet.
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

14 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
properties. This facility bears interest at a rate of LIBOR plus either (i) with respect to conduit properties, 1.75%, or (ii) with respect to credit tenant lease properties, an amount, ranging from 1.25% to 2.50%, based on the credit rating of the tenant(s) occupying the property being financed by the proceeds of the specific advance.
As of March 31, 2007, the Company had $223,398 of advances outstanding under this facility, secured by 268 properties, with an interest rate of LIBOR plus 1.75% (7.07% at March 31, 2007). As of December 31, 2006, the Company had $212,609 of advances outstanding under this facility, secured by 270 properties, with an interest rate of LIBOR plus 1.75% (7.10% at December 31, 2006).
(c) Convertible Senior Notes
In 2004, the Company completed, through a private offering, the issuance of $450,000 of convertible senior notes and received proceeds of $434,030, net of discount and financing costs. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%.
The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. At both March 31, 2007 and December 31, 2006, the conversion price per share was $17.65. On March 15, 2007, the Company declared a dividend of $0.19 for shareholders of recorded as of March 31, 2007. Accordingly, there was no adjustment to the conversion price per share during the three months ended March 31, 2007.
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

15 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(d) Unsecured Credit Facility
The Company maintains a $60,000 unsecured credit facility for general corporate purposes, established in September 2004. This facility bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.0%. If the Company designates the advance as a Base Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1.0%, or (ii) the Federal Funds Rate plus 1.5%. In May 2006, the Company executed an extension of this facility for a period of one year, beginning on September 30, 2006. The terms of this renewal reduced the current spread on Eurodollar Rate Loans from LIBOR plus 2.0% to LIBOR plus 1.7% and increased the letter of credit fee amount from 0.8% to 1.7%. These changes became effective at the start of the one year renewal period on September 30, 2006.
The unsecured credit facility maintains a $60,000 sub-limit for letters of credit. In June 2006, the facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As a result, at March 31, 2007, the Company had $70,738 of letters of credit outstanding consisting of $58,530 of unsecured letters of credit and $12,208 of cash collateralized letters of credit. At December 31, 2006, the Company had $68,205 of letters of credit outstanding consisting of $59,049 of unsecured letters of credit and $9,156 of cash collateralized letters of credit. These letters of credit are primarily used to secure payments under leasehold interests and are issued to utility companies in lieu of a cash security deposits to establish service. There were no advances under this facility as of March 31, 2007 or December 31, 2006.
(5) Derivative Instruments and Other Financing Arrangements
The Company enters into derivative agreements from time to time to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. Gains and losses are recorded in other comprehensive income (loss).
During the three months ended March 31, 2007 and 2006, the Company reclassified $212 and $278 of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $834 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.
(6) Shareholders’ Equity
On March 15, 2007, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.19 per common share, totaling $24,878, on April 20, 2007 to shareholders of record as of March 31, 2007. In addition, the Operating Partnership simultaneously paid a distribution of $0.19 per Operating Partnership unit, totaling $281, net of tax obligation payments due from certain holders Operating Partnership units.
On December 20, 2006, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.19 per common share, totaling $24,883, on January 19, 2007 to shareholders of record as of December 31, 2006. In addition, the Operating Partnership simultaneously paid a distribution of $0.19 per Operating Partnership unit, totaling $445.

16 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
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
SFAS No. 123(R) “Share – Based Payments” requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Previously, the Company accounted for forfeitures as they occurred.
The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under this transition method, the Company has applied the provisions of SFAS No. 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company has recognized compensation cost for the portion of options for which the requisite service has not been rendered (unvested) that were outstanding as of December 31, 2005, on a straight-line basis over the remaining service period. The compensation cost the Company records for these options will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.
Amortization of deferred equity compensation, which represents stock-based employee compensation costs, was $1,386 for the three months ended March 31, 2007, associated with restricted stock grants. Amortization of deferred equity compensation was $2,556 for the three months ended March 31, 2006, including $2,533 and $23 associated with restricted stock grants and option grants, respectively.

17 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
During the three months ended March 31, 2007, the Company issued 481,480 restricted common shares to employees, executive officers and board trustees. These grants, valued at $5,301, are amortized to expense over a three or four year service period. During the three months ended March 31, 2006, 128,160 restricted stock grants vested, with an aggregate fair value of $1,395 on the vesting date. As of March 31, 2007, the Company had approximately $15,157 of unrecognized compensation costs related to total issued and outstanding restricted stock grants. The Company expects to recognize these costs over a weighted average period of 2.7 years.
The following table summarizes restricted stock grant activity for the three months ended March 31, 2007:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
	Grants Outstanding	Fair Value
Balance, December 31, 2006	1,007,482	$12.17
Granted	481,480	11.01
Vested	(129,160)	12.55
Forfeited	(11,367)	13.88

Balance, March 31, 2007	1,348,435	11.70

2006 Long-Term Incentive Plan Termination and Issuance of Dissolution Grants
The Company adopted the 2006 Long-Term Incentive Plan (LTIP) effective January 1, 2006. The LTIP was the Company’s long-term, performance-based plan in which executive officers and certain other key employees were entitled to participate. Each of the participants under the LTIP was allocated pre-determined target units, and shares of restricted common shares relating to such units were to be awarded based on the achievement of established threshold levels in the Company’s funds from operations, a non-GAAP financial measure adopted by the REIT industry.
As reported in the Company's Form 8-K filed on May 2, 2007, the Company terminated the LTIP and cancelled all of the target units granted to the participants thereunder. In connection with such termination and cancellation, and in complete satisfaction and release of their rights and the Company’s obligations under the LTIP, each of the LTIP participants received a one-time grant of restricted common shares (the “Dissolution Grants”) representing 50% of their respective cancelled LTIP target units. In particular, participants received 720,000 restricted shares in aggregate, in consideration for the cancellation. The Dissolution Grants will vest over a term of six years, subject to the recipients continued employment.
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

18 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(8) Net Income (Loss) Per Share
     The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2007 and 2006:

	Basic and Diluted
	Three Months Ended
	March 31,
	2007	2006
Loss from continuing operations	$(21,928)	$(24,832)
Less: Dividends on unvested restricted share awards	(256)	(343)

Loss from continuing operations	$(22,184)	$(25,175)

Income from discontinued operations	$4,015	$1,424

Total weighted average common shares outstanding	130,276,702	127,940,221

Loss per share from continuing operations	$(0.17)	$(0.20)

Income per share from discontinued operations	$0.03	$0.01

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is dilutive. The Company uses income (loss) from continuing operations to determine whether common share equivalents are dilutive or antidilutive. Therefore, since common share equivalents are antidilutive to continuing operations per share, common share equivalents are not used to compute discontinued operations or net income (loss) per share amounts, even though common share equivalents would be dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Share options	155,943	303,098
Unvested restricted shares	343,876	49,914
Operating Partnership units	2,044,588	3,417,852

Total shares excluded from diluted loss per share	2,544,407	3,770,864

19 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(9) Discontinued Operations and Assets Held for Sale
In accordance with SFAS No. 144, the Company separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, in accordance with SFAS No. 144, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. Properties classified as held for sale as of March 31, 2007 are classified as such in the consolidated statement of operations for all periods presented for purposes of comparability.
During the three months ended March 31, 2007, the Company sold 36 properties for net sales proceeds of $92,425. The sales transactions resulted in a net gain of $7,272 after minority interest of $112, for the three months ended March 31, 2007, which was reported in discontinued operations.
The Company generally disposes of properties within its taxable REIT subsidiary. The Company did not record any income tax expense or benefit based on dispositions and other activities occurring in the taxable REIT subsidiary for the three months ended March 31, 2007. During the three months ended March 31, 2007, there was one property that was not sold through the Company’s taxable REIT subsidiary, which resulted in a net gain of $4,385.
During the three months ended March 31, 2006, the Company sold 24 properties for net sales proceeds of $65,511. These sales transactions resulted in a net gain of $8,207, after minority interest of $223. An income tax provision was not required for the three months ended March 31, 2006, as dispositions of properties yielded a taxable loss in the Company’s taxable REIT subsidiary.

20 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
In accordance with the provisions of SFAS No. 144, the Company had classified 205 and 237 properties as held for sale as of March 31, 2007 and December 31, 2006, respectively, as follows:

	March 31, 2007	December 31, 2006
Assets held for sale:
Real estate investments, at cost:
Land	$72,888	$84,226
Buildings	330,571	388,228
Equipment and fixtures	59,216	68,760

Total real estate investments, at cost	462,675	541,214
Less accumulated depreciation	(32,950)	(41,181)

	429,725	500,033

Intangible assets, net	66,605	76,600
Other assets, net	15,217	18,148

Total assets held for sale	$511,547	$594,781

Liabilities related to assets held for sale:
Mortgage notes payable	$186,355	$221,268
Accrued expenses	9,026	14,519
Below-market lease liabilities, net	5,480	6,413
Deferred revenue	5,049	5,191
Tenant security deposits	381	407

Total liabilities related to assets held for sale	206,291	247,798

Net assets held for sale	$305,256	$346,983

21 of 48

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
The following operating results of the properties held for sale as of March 31, 2007 and the properties sold during the three months ended March 31, 2007 and 2006 are included in discontinued operations for all periods presented:

	Three Months Ended
	March 31,
	2007	2006
Operating results:
Revenues	$18,480	$48,021
Property operating expenses	13,684	24,259
Impairment loss	3,030	205
Interest expense	2,538	14,586
Depreciation and amortization	595	14,248

Loss from operations before minority interest	(1,367)	(5,277)
Minority interest	(63)	633

Loss from operations, net	(1,430)	(4,644)

Yield maintenance fees	(1,855)	(2,197)
Minority interest	28	58

Yield maintenance fees, net	(1,827)	(2,139)

Gain on disposals, net of income taxes	7,384	8,430
Minority interest	(112)	(223)

Gain on disposals, net	7,272	8,207

Income from discontinued operations	$4,015	$1,424

Discontinued operations have not been segregated in the consolidated statements of cash flows.

22 of 48

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
     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:
•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to execute our repositioning strategy and other changes in our business plan;

•	availability, terms and deployment of capital;

•	our ability to successfully complete our information system implementation currently in progress;

•	availability of qualified personnel;

23 of 48

•	our ability to maintain an adequate, effective control environment;

•	our ability to accurately project future financial performance;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007.
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
As of March 31, 2007, we owned or held leasehold interests in 1,107 properties located in 36 states and Washington, D.C., including 685 bank branches, 412 office buildings and 10 land parcels containing an aggregate of approximately 32.4 million rentable square feet. In addition, we own 239 retail bank branches comprising of 975,000 square feet in 11 states in an unconsolidated joint venture. This investment was recorded initially at the Company’s cost and subsequently adjusted for the Company’s equity in income or loss and will be adjusted for cash contributions and distributions.
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
As of March 31, 2007, we have made substantial progress in regards to accomplishing each of these goals.
Acquisitions
During the three months ended March 31, 2007, we acquired interests in 10 properties, containing an aggregate of approximately 59,000 square feet, for a total net purchase price of $6.5 million. The majority of these properties were purchased under the terms of existing formulated price contracts.
Dispositions
During the three months ended March 31, 2007, the Company generated $99.1 million of net proceeds from the disposition of 36 properties comprising approximately 936,000 square feet and 14 vacant land parcels. Included in these dispositions were 24 branch properties with an average occupancy rate of 14.9% and 12 office properties with an average occupancy rate of 82.6%.
Financings
During the three months ended March 31, 2007, the Company increased advances under its secured credit facility by $10.8 million through utilizing capacity available from existing properties. The increase in advances was due to a $12.0 million advance secured by Kansas City Operations Center in Kansas City, Missouri. This was partially offset by a $1.2 million repayment from proceeds received in connection with properties sold during the period. As of March 31, 2007, the Company had $223.4 million of advances outstanding from the secured credit facility, $135.7 million of additional collateralized availability under this facility, and $40.9 million of additional uncollateralized availability under this facility.

24 of 48

The Company repaid $16.4 million of mortgage principal in connection with the termination of the short-term bridge facility secured by Bank of Oklahoma in Oklahoma City, Oklahoma. On January 3, 2007, the Company prepaid $14.2 million of mortgage principal in connection with the repositioning strategy to reduce the Company’s leverage ratio. Also in the quarter, the Company repaid $15.8 million of mortgage principal in connection to the disposition of properties; this includes the payment of $15.3 million in connection with the sale of the HSBC Operations Center in Sioux Falls, South Dakota.
Portfolio Review
Summarized in the table below are our key portfolio statistics as of March 31, 2007 and December 31, 2006.

	Mar. 31,	Dec. 31,
	2007	2006
Occupancy	86.5%	86.9%
% base revenue from financial institutions	81.0%	81.2%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	76.3%	76.5%
% base revenue from net leases (1)	77.8%	77.8%
Average remaining lease term (years)	11.5	11.6

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.
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

25 of 48

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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
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
Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
Events or changes in circumstances that could cause an evaluation for impairment include the following:
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
Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-

26 of 48

parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straightline method over the estimated life of 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements.
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

27 of 48

Recent Accounting Pronouncements
In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at March 31, 2007, the Company had no unrecognized tax benefits. As a result, no accrued interest or penalties related to uncertain tax positions have been recorded.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of this standard will have on its financial position or results of operations

28 of 48

Results of Operations
Comparison of the Three Months Ended March 31, 2007 and 2006
The following comparison of our results of operations for the three months ended March 31, 2007 to the three months ended March 31, 2006, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2006 and still owned by us at March 30, 2007, excluding assets held for sale at March 31, 2007; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2006 through March 31, 2007; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Acquisitions include the National City portfolio, the Sterling portfolio, Dripping Springs, Meadowmont, Hinsdale, Umpqua Western Sierra and properties acquired under our formulated price contracts.

Amounts in thousands:					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
Rental income	$63,742	$61,307	$2,680	$429	$(35)	$(248)	$66,387	$61,488
Operating expense reimbursements	34,392	40,453	270	1	(75)	(97)	34,587	40,357
Interest and other income	168	566	—	1	808	445	976	1,012

Total revenues	98,302	102,326	2,950	431	698	100	101,950	102,857
Property operating expenses	52,153	56,185	1,872	345	(2,309)	(2,842)	51,716	53,688

Net operating income	46,149	46,141	1,078	86	3,007	2,942	50,234	49,169

Marketing, general and administrative	—	—	—	—	5,013	6,361	5,013	6,361
Amortization of deferred equity compensation	—	—	—	—	1,386	2,556	1,386	2,556

Earnings before interest, depreciation and amortization	46,149	46,141	1,078	86	(3,392)	(5,975)	43,835	40,252
Depreciation and amortization	30,148	30,867	1,133	125	1,143	781	32,424	31,773

Operating income	$16,001	$15,274	$(55)	$(39)	$(4,535)	$(6,756)	11,411	8,479

Interest expense							(32,889)	(34,291)
Gain on sale of properties in continuing operations							76	457
Equity income from joint venture							(759)	—
Minority interest							233	523

Loss from continuing operations							(21,928)	(24,832)

Discontinued operations, net							(1,430)	(4,644)
Yield maintenance fees, net							(1,827)	(2,139)
Net gains on disposals, net							7,272	8,207

Income from discontinued operations							4,015	1,424

Net loss							$(17,913)	$(23,408)

29 of 48

Rental Revenue
Rental income increased $4.9 million, or 8.0%, to $66.4 million for the three months March 31, 2007 from $61.5 million for the three months ended March 31, 2006. This increase is due to a $2.4 million or 3.9% increase in rental income from Same Store and a $2.3 million increase in rental income from Acquisitions.
The increase in rental income from Same Store primarily reflects the impact of new leasing activity compared to the prior year. Occupancy at our Harborside leasehold location increased from approximately 136,000 square feet or 47.1% at March 2006 to approximately 168,000 square feet or 58.2% at March 2007. This increase in occupancy resulted in a $0.7 million increase in rental income in the current period compared to the same period in the prior year. A net increase in rental income was also realized in the Wachovia portfolio acquired in 2004 totaling $0.3 million due primarily to a combination of net new third-party leasing activity and a lease amendment executed by the bank in October 2006 resulting in an increase in rental income. New leasing in certain properties acquired under our Wachovia Formulated Price Contract (FPC) also resulted in higher rental income, up $0.4 million versus the prior period. Properties acquired under such FPC’s are frequently vacant when purchased. The Company also realized additional rental income of $0.6 million as the result of a market rate adjustment under the Bank of America master lease. Provisions in this master lease permit the bank to expand its occupancy within the portfolio with no change in base rent provided a comparable amount of space within the portfolio is released back to the Company. Due to the expiration of the exchange period on approximately 47,000 square feet, the Company recognized $0.6 million in the current period, representing the difference between market rental rates and the base rent paid by the bank retroactive to the date the bank expanded. Additionally, the Company will continue to realize $0.3 million per year over the remaining term of the lease.
The increase in rental revenue from Acquisitions includes a full quarter of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007. Significant acquisition activity includes the National City portfolio, acquired in March 2006, the Umpqua Western Sierra acquisition completed in June 2006 and the Sterling Bank portfolio, acquired in December 2006.
Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements decreased $5.8 million, or 14.4%, to $34.6 million for the three months March 31, 2007, from $40.4 million for the three months ended March 31, 2006. Property operating expenses decreased $2.0 million, or 3.7%, to $51.8 million for the three months ended March 31, 2007, from approximately $53.7 million for three months ended March 31, 2006. Total operating expense reimbursement as a percentage of total property operating expenses (“reimbursement ratio”) decreased from 75.2% to 66.9%. The decrease in both operating expense reimbursements and property operating expenses and the reduction in the reimbursement ratio are significantly impacted by a lease modification affecting certain properties in our Wachovia portfolio that became effective in the current period. Under the modified terms, Wachovia, which is generally the sole tenant in the affected properties, will now pay for all operating expenses directly. Previously Wachovia self-managed these properties and the Company paid for and was subsequently reimbursed for these property operating expenses. While the tenant is responsible for the operating expenses of the affected properties under both the original lease agreement and the current modified agreement, the new terms eliminate operating expense reimbursements and property operating expenses that previously generated a reimbursement ratio of nearly 100%. The change in total operating expense reimbursements and total property operating expenses also reflects a full quarter of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007.
The table below segregates Same Store operating expense reimbursement and property operating expenses for properties affected by the Wachovia lease modification from total Same Store properties:

	Three Months ended March 31,
	2007			2006
	Total Same	Modified	Adjusted	Total Same	Modified	Adjusted
	Store	Properties	Same Store	Store	Properties	Same Store
Operating expense reimbursments	$34,392	$2,050	$32,342	$40,453	$8,675	$31,778
Property operating expenses	52,153	2,097	50,056	56,185	8,826	47,359
Reimbursement ratio	65.9%	97.8%	64.6%	72.0%	98.3%	67.1%

30 of 48

Excluding properties affected by the Wachovia lease modification, Same Store operating expense reimbursements increased $0.5 million, or 1.6%, to $32.3 million for the three months March 31, 2007 from $31.8 million for the three months ended March 31, 2006. Property operating expenses increased $2.7 million, or 5.7%, to $50.1 million for the three months ended March 31, 2007, from approximately $47.4 million for three months ended March 31, 2006. The reimbursement ratio on the remaining Same Store portfolio decreased to 64.6% from 67.1%.
Adjusted Same Store operating expense reimbursements were adversely affected by a current period lease modification at our 123 S. Broad Street property, located in Philadelphia, Pennsylvania. This modification, done in connection with the extension of a major tenant lease, reset the base year for purposes of determining the amount of operating expenses reimbursed by the tenant. As a result of this modification, operating expense reimbursements were approximately $0.7 million lower in the current period versus the prior year.
Adjusted Same Store property operating expenses were impacted by an increase in non-reimbursable expenses which were approximately $0.4 million higher compared to the prior year. This relates principally to an increase in legal and professional fees. Also included in property operating expenses are impairment charges from the sale of vacant land parcels totaling $1.2 million, up $0.3 million from the $0.8 million recorded in the prior year. This increase was offset by the acceleration of leasehold interest liability amortization in connection with the termination of two leasehold obligations in the current quarter.
Interest and other income
Interest and other income were unchanged at approximately $1.0 million for the three months ended March 31, 2007 and March 31, 2006. Same Store interest and other income decreased $0.4 million compared to the prior period principally due to $1.0 million in fees paid to terminate two leasehold interest obligations. Terminating these two obligations will improve the Company’s future cash flows by eliminating approximately $0.2 million per year of rent expense over the next seven years, the remaining term of these lease obligations at termination. This decrease in Same Store interest and other income caused by the payment of leasehold termination fees was partially offset by $0.1 million of termination fees received at our Jenkins Court property and $0.6 million of interest income from pledged Treasury securities. The interest income earned from pledged Treasury securities reflects securities purchased and pledged in connection with a series of defeasance transactions completed over the prior nine months. Corporate interest and other income increased $0.4 million principally due to higher interest income caused by higher average invested balances.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased $1.4 million, or 21.9%, to $5.0 million for three months ended March 31, 2007, from $6.4 million for the three months ended March 31, 2006. The decrease reflects achieved results in the current period of reducing expenses under our repositioning plan. These costs include rent on our former New York and European offices as well as lower salary, travel and other expenses from related staff reductions.
Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation was $1.4 million in the three months ended March 31, 2007 compared to $2.6 million for the three months ended March 31, 2006, a decrease $1.2 million or 46.2%. The decrease reflects the full amortization of restricted shares issued in July 2003, which vested over a three year period, offset by the issuance of additional unvested restricted shares in 2007.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.6 million, or 1.9%, to $32.4 million for the three months ended March 31, 2007, from $31.8 million for the three months ended March 31, 2006.
This increase is primarily related to the timing of acquisitions due to depreciation and amortization expense for the three months ended March 31, 2007 including a full quarter of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007. Additionally, higher depreciation of non-real estate equipment in Corporate increased $0.4 million in the period principally due to the completion of leasehold improvements at our corporate offices, placed in service in 2006.
Depreciation and amortization in Same Store decreased $0.8 million from $30.9 million for the three months ended March 31, 2006, to $30.1 million for the three months ended March 31, 2007. This decrease primarily reflects $1.5 million of accelerated amortization of intangibles and tenant improvements related to early lease terminations at our Bank of America Plaza, St Louis building recorded in the three months ended March 31, 2006. This was partially offset by current period increases in depreciation and amortization caused by accelerated amortization of intangibles and tenant improvements totaling $0.3 million at our 123 S Broad Street building due to early lease terminations and a $0.2 million increase in amortization of capital improvements and capitalized leasing costs at our Harborside leasehold location.
Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt decreased $1.4 million, or 4.1%, to $32.9 million for the three months ended March 31, 2007, from $34.3 million for the three months ended March 31, 2006.

31 of 48

Mortgage Interest. Interest expense on permanent mortgages decreased $2.6 million to $23.2 million for the three months ended March 31, 2007, from $25.8 million for the three months ended March 31, 2006. The decrease in interest expense on permanent mortgages primarily reflects reductions in average outstanding balances due to refinancing of mortgages with advances from our secured credit facility or other permanent financing, early extinguishment of mortgages with high interest rates or high debt constants, sales of properties and extinguishment of related debt within the Same Store portfolio, and scheduled debt amortization.
In the second and fourth quarters of 2006, we refinanced approximately $19.0 million and $40.3 million of debt related to our One Montgomery and Pitney Bowes – Wachovia properties, respectively, with advances under our secured credit facility. Additionally, we refinanced a total of $68.2 million in acquisition bridge financings related to our One Colonial and One Citizens properties in December 2006. In December 2006 and January 2007, we extinguished 24 mortgages totaling $17.6 million that had high debt constants and nominal prepayment costs. During the three months ended March 31, 2007, we also extinguished $1.2 million of debt concurrent with the sale of properties from within various other portfolios within continuing operations. The decrease in interest expense caused by these payments and refinancings was partially offset by interest expense from new borrowings under from our Sterling Bank portfolio acquisition in December 2006.
Secured Credit Facility. Interest expense on our secured credit facility increased by $1.2 million from $3.4 million for the three months ended March 31, 2006, to $4.6 million for the three months ended March 31, 2007. This increase is attributable to an increase in average advances to $213.1 million during the three months ended March 31, 2007, compared to $180.4 million during the three months ended March 31, 2006, as well as an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 7.1% during the three months ended March 31, 2007, from 6.3% during the three months ended March 31, 2006. We used this facility to finance the acquisitions of the National City and Western Sierra portfolios acquired during 2006 and to provide financing for purchases under our formulated price contracts. We also refinanced certain mortgages with the secured credit facility where we were able to lower interest rates, increase funds availability or reduce high debt constants.
Gain on Disposal of Properties in Continuing Operations
The Company sold 14 parcels of land for a net gain of $0.1 million in the three months ended March 31, 2007. During the three months ended March 31, 2006, the Company realized a gain of $0.5 million related to the sale of two parcels of land.
Equity in Loss from Unconsolidated Joint Venture
During the three months ended March 31, 2007, our allocated share in the loss of our Citizens Bank unconsolidated joint venture totaled $0.8 million. This loss includes our allocated portion of depreciation and interest expense totaling $2.1 million. The Company earns a management fee of 0.15% of property value under management, defined as the original purchase price. The gross amount of management fees, totaling $0.1 million are included in interest and other income from continuing operations.
Minority Interest
Minority interest was $0.2 million and $0.5 million, during the three months ended March 31, 2007 and March 31, 2006, respectively. During the three months ended March 31, 2007, and 2006, this amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from 801 Market Street property to third parties that own a minority interest in those properties.
Discontinued Operations
Following the announcement of its repositioning plan on August 17, 2006, the Company began a process of identifying and disposing of non-core assets and selected marquee properties. Included in discontinued operations is State Street Financial Center, sold in December 2006, HSBC Operations Center, sold in January 2007 and Fireman’s Fund Insurance Company building contracted to be sold in the second quarter of 2007. In addition, discontinued operations includes 204 non-core properties included in held for sale at March 31, 2007 and 34 non-core properties which were sold during the three months ended March 31, 2007, representing 4,645,000 and 936,000 square feet, respectively.
Discontinued Operations — Loss from Discontinued Operations
Loss from discontinued operations decreased $3.2 million to a loss of $1.4 million, net of minority interest, for the three months ended March 31, 2007, from a loss of $4.6 million, net of minority interest, for the three months ended March 31, 2006. Excluding impairment charges, the properties in discontinued operations generated $1.6 million of net income during the three months ended March 31, 2007 compared to a net loss of $4.4 million during the three months ended March 31, 2006, primarily due to depreciation and amortization. Depreciation and amortization on a property ceases subsequent to being reclassified as held for sale. A majority of the properties sold or held for sale at March 31, 2007, such as Fireman’s Fund and HSBC Operations Center, were not held for sale at March 31, 2006 and depreciation and amortization expense was incurred on these properties during the three months ended March 31, 2006, but not during the comparable period in 2007. The improvement is partially offset by the $2.8 million increase in impairment charges, to $3.0 million during the three months ended March 31, 2007, from $0.2 million during the three months ended March 31, 2006.

32 of 48

Discontinued Operations — Yield Maintenance Fees
During the quarter ended March 31, 2007, we sold two properties encumbered by a mortgage and incurred related charges on the early extinguishment of debt of approximately $1.8 million, net of minority interest. In comparison, during the quarter ended March 31, 2006, we sold four properties encumbered by a mortgage and incurred related charges on the early extinguishment of debt of approximately $2.1 million, net of minority interest.
Discontinued Operations — Net Gains
During the three months ended March 31, 2007 and 2006, we sold 36 and 24 properties for a gain of $7.3 million and $8.2 million, net of minority interest and income tax expense, respectively.
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

33 of 48

Cash Flows for the Three Months Ended March 31, 2007
Cash flows from operating activities were $29.4 million for the three months ended March 31, 2007 compared to $44.1 million for the three months ended March 31, 2006, a decrease of $14.7 million. This decrease in cash flows from operating activities is significantly impacted by property sales over the preceding 12 months. Since March 31, 2006, the Company has disposed of nearly $1.5 billion of real estate assets and the cash flows attributable to them. A majority of these sales were executed as part of the Company’s repositioning plan announced in August 2006, which included as an objective the disposal of non-core assets. Of the assets sold since the inception of the plan, most were stabilized, marquee properties that enabled the Company to maximize the proceeds on sale. Most of the remaining 205 properties held for sale at March 31, 2007 have sub-standard occupancy, approximately 66%, and generally produce negative operating cash flows. The Company believes that selling the remaining non-core properties will eliminate a significant source of negative operating cash flows and improve overall performance.
It is the Company’s objective to generate cash flow from operations sufficient to fund its operations, meet debt service and provide for its dividend payments. The Company was able to meet that objective in the three months ended March 31, 2007 primarily due rent payments received in advance and recorded as deferred revenue. These payments include a $40.4 million annual rent payment received in the first quarter of each year related to the Dana portfolio, which ceases in 2011 with a terminal payment of $3.0 million in the first quarter of 2011, as well as the $3.1 million quarterly rent credit relating to the Harborside leasehold, which ceases being paid subsequent to December 31, 2007. Accordingly, the Company expects cash flows from operations will decline in future quarters due to the non-recurring nature of this annual payment. The Company does not expect to meet its operating cash flow objectives on an annual basis until it completes the sale of the non-core properties.
Net cash provided by investing activities was approximately $44.6 million for the three months ended March 31, 2007 compared to cash used by investing activities of $27.5 million in the three months ended March 31, 2006. This change in cash flows from investing activities reflects the execution of the Company’s repositioning plan, begun in 2006, to refocus on its core business and improve financial and operating performance. A key component of that plan was the sale of non-core real estate assets. Consistent with that component, investment activities in the three months ended March 31, 2007 reflect our current emphasis on the sale of non-core real estate assets. Proceeds from sales of non-core assets and other dispositions increased by $30.5 million from $68.4 million during the three months ended March 31, 2006 to $98.9 million during the three months ended March 31, 2007. Included in property dispositions were the sale of 36 properties including two stand-alone office properties, the Bank of America Financial Center in Spokane, WA and the HSBC Operations Center in Sioux Falls, SD which were sold for proceeds of $34.6 million and $27.3 million, respectively. Conversely, cash paid for the acquisition of real estate investments decreased from $88.5 million in the three months ended March 31, 2006 to $6.6 million in the three months ended March 31, 2007. Acquisitions in the three months ended March 31, 2007 reflect the purchase of 10 properties comprised entirely of properties purchased under existing formulated price contracts. Other significant investing activities in the quarter include the purchase of $37.2 million of Treasury securities which were acquired in connection with property defeasance transactions completed during the three months ended March 31, 2007.
Net cash used in financing activities was approximately $80.7 million for the three months ended March 31, 2007 compared with $23.2 million used in the three months ended March 31, 2006. A significant portion of the cash proceeds from the sale of non-core assets were used to repay borrowings. Reducing our leverage ratio towards a target of 60-65% is a key component of our repositioning plan. Accordingly, net mortgage and credit facility cash activity in the quarter ended March 31, 2007 reflects an overall reduction in borrowings of $42.4 million versus a net increase in borrowings of $12.7 million for the three months ended March 31, 2006. Dividends and distributions totaled $26.4 million for the three months ended March 31, 2007 compared to $36.1 million for the three months ended March 31, 2006. This reduction in dividends and distributions primarily reflects the reduction in our dividend rate announced in August 2006. Our quarterly dividend rate decreased from $0.27 per share during the three months ended March 31, 2006 to $0.19 per share for the three months ended March 31, 2007, or a total decrease in dividends and distributions of approximately $9.7 million. Finally, the Company repurchased $8.7 million of its shares pursuant to a repurchase plan authorized by its Board of Trustees.
Cash Flows for the Three Months Ended March 31, 2006
During the three months ended March 31, 2006, net cash provided by operating activities was approximately $44.1 million. The level of cash flows provided by operating activities is affected by the receipt of scheduled rent payments and the timing of the payment of operating and interest expenses. The quarterly prepayment of standby subtenant fees received from Charles Schwab & Co., Inc increased from $2.4 million to $3.1 million during the three months ended March 31, 2006 from the prior period. We received the final quarterly installment of prepaid sublease management fees of $0.6 million from Charles Schwab & Co., Inc. on December 31, 2005. These changes were partially offset by the increase in prepaid expenses and other assets as result of the prepayment of interest expense associated with the refinancing of the debt on the Dana Commercial Credit portfolio and various real estate taxes.
Net cash used in investing activities was approximately $27.5 million. Investing activities consisted primarily of payments for acquisitions, net of cash acquired and deposits paid in previous periods, of approximately $88.5 million, principally for the acquisition of 16 properties acquired from National City Bank and properties under our formulated price contracts and approximately $8.6 million for payments related to capital expenditures. These payments were partially offset by proceeds from sales of real estate of approximately $68.4 million.
Net cash used in financing activities was approximately $23.2 million. Financing activities consisted primarily of proceeds from our secured credit facility of approximately $59.3 million, to fund a portion of the purchase price of the properties acquired during the

34 of 48

three months ended March 31, 2006 and approximately $1.2 million related to the exercise of stock options. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $36.1 million and (ii) repayment of mortgage notes payable and payment of financing costs of approximately $47.6 million.

35 of 48

Liquidity and Capital Resources
Short-Term Liquidity Requirements
We had an aggregate of $99.4 million of cash and cash equivalents as of March 31, 2007, of which $23.8 million was in lock box accounts to fund monthly contractual debt service payments and lender reserve requirements.
As of March 31, 2007, we had $223.4 million of advances outstanding from our secured credit facility, $135.7 million of collateralized availability, and an additional $40.9 million of uncollateralized availability under this facility. We are currently working with our secured credit facility lender to refinance 59 properties pledged to this facility. We anticipate using the proceeds from this refinancing to repay the secured credit facility advances relating to these 59 properties and to repay additional advances under this facility.
In addition to our secured credit facility, we have an unsecured credit facility with a $60.0 million borrowing limit, available for general corporate purposes, which includes a $60.0 million sub-limit for letters of credit. In June 2006, the unsecured credit facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As of March 31, 2007, we had $70.7 million of letters of credit outstanding, consisting of $58.5 million of unsecured letters of credit and $12.2 million of cash collateralized letters of credit, resulting in net availability of approximately $1.5 million.
As of April 30, 2007, we had $64.9 million of cash and cash equivalents versus $99.4 million as of March 31, 2007. This decrease during the period from March 31, 2007 to April 30, 2007 primarily relates to our first quarter dividend and unitholder payments of $25.3 million paid in April 2007. The remaining $9.2 million decrease relates to payments under or 10b5-1 share repurchase program and changes in working capital cash balances.
Excluding acquisitions under our formulated price contracts, as of March 31, 2007, we had no pending acquisitions under contract. In May 2007 we placed a $10.0 million due diligence deposit into escrow relating to our bid to acquire a portfolio of properties.
As of March 31, 2007, we had approximately $25.9 million in pending acquisitions under outstanding notifications under our formulated price contracts. Subsequent to March 31, 2007, we have received notifications for an additional $31.6 million under our formulated price contracts. Pursuant to our formulated price contracts, we acquire or assume leasehold interests in the surplus bank branches of financial institutions at a formulated price established by independent appraisals. We are still in due diligence periods and have not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate acquiring, based on the appraisals we have received for similar properties. The acquisition of these properties will be principally funded with available cash, proceeds generated by property disposition and our secured line of credit.
As of March 31, 2007, we had 12 formulated price contracts with banking institutions, including contracts with two of the four largest depositary institutions in the United States. Unless terminated, our formulated price contracts automatically renew on an annual basis. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms, or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.
In March 2007 we announced that we had entered into a definitive contract for the sale of our Fireman’s Fund headquarters property for a sale price in excess of $310 million, before transaction costs. We anticipate net proceeds of approximately $110.0 million, after estimated transaction costs and the assumption of the existing mortgage debt by the buyer. We anticipate utilizing these net proceeds for acquisitions of properties, including those under our formulated price contracts, repayment of advances on secured credit facility, and working capital purposes.
As of April 30, 2007, we had executed agreements of sale related to the disposition of non-core properties with estimated proceeds of approximately $27.1 million, net of transaction related expenses, debt extinguishment and loan defeasance costs. We anticipate closing a portion of these dispositions in the second and third quarter of 2007, with estimated net proceeds of $3.2 million in the second quarter and $23.9 million in the third quarter. We cannot ensure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.
On March 14, 2007, our Board authorized the repurchase of up to $100.0 million of our common shares. In March 2007 we announced the implementation of a Rule 10b5-1 written trading plan to repurchase up to 2.5 million common shares. During the first quarter 2007, we completed

36 of 48

purchases of approximately 0.8 million shares. During April 2007 we purchased an additional 1.2 million shares under this trading plan, leaving a maximum of 0.5 million shares that may be purchased under this trading plan.
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses; contractually obligated reimbursable and non-reimbursable capital expenditures; dividend and distribution payments to our shareholders and unitholders, respectively; and debt service, inclusive of principal repayment and interest expense related to both secured and unsecured debt and commitments to complete pending acquisitions. Although cash flow from real estate operating activity is a source from which these payments are provided, with the exception of acquisitions, it alone is not sufficient to meet these obligations. We are obligated under the terms of our major tenant leases to fund all capital expenditures at the time of completing certain capital improvements. These tenants reimburse these costs over a useful life schedule plus interest. We are currently negotiating a facility to finance the tenant portion of these costs. In addition to cash flow from real estate operating activity and cash available from our credit facilities, we expect to fund short-term liquidity requirements from any or all of the following sources:
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

37 of 48

Our properties are encumbered by mortgages and other financing agreements aggregating approximately $2,397.3 million in outstanding principal, excluding unamortized premiums and discounts, as of March 31, 2007, with a weighted average remaining term of 9.3 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.64%. During the period from April 1, 2007 through December 31, 2007, we are required to pay $154.2 million in mortgage principal payments, which includes $80.7 million on our secured credit facility, $49.9 million of balloon payments on mortgage loans, and $23.6 million of contractual mortgage principal amortization. The table below summarizes the properties financed and the principal payments required as of March 31, 2007, in the following calendar years (dollars in millions):

		Balance at	Coupon
	Number of	March 31,	Interest	Remainder
Property/Borrowing	Properties	2007 (1)	Rate (1)	of 2007	2008	2009	2010	2011	Thereafter
Convertible Senior Notes	0	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	128	379.1	5.47%	7.5	10.6	11.2	11.8	12.6	325.4
Bank of America, N.A. acquired in Oct. 2004	202	277.9	5.96%	2.9	4.1	4.4	4.7	5.0	256.8
Secured Credit Facility (2)	268	223.4	7.10%	80.7	142.7	0.0	0.0	0.0	0.0
777 San Marin Drive, Novato, CA	1	186.5	5.55%	2.1	2.8	3.4	3.6	3.6	171.0
Wachovia Bank, N.A.	127	182.8	6.40%	2.1	3.0	3.2	3.4	171.1	0.0
Dana Commercial Credit	13	180.0	5.61%	0.0	0.0	0.0	0.0	0.0	180.0
101 Independence Center, Charlotte, NC	1	77.4	5.53%	0.9	1.3	1.3	1.4	1.5	71.0
Bank of America Plaza, St. Louis, MO	1	57.6	4.55%	1.6	2.3	53.7	0.0	0.0	0.0
Pitney Bowes-Bank of America	71	54.2	5.33%	2.9	2.0	1.6	1.6	1.7	44.4
123 S. Broad Street, Unit 2, Philadelphia, PA	1	50.2	8.43%	50.2	0.0	0.0	0.0	0.0	0.0
One Citizens Plaza, Providence, RI	1	43.5	5.70%	0.0	0.0	0.0	0.0	0.0	43.5
801 Market Street, Philadelphia, PA	1	41.8	6.17%	0.5	0.6	0.7	0.7	0.8	38.5
Three Beaver Valley, Wilmington, DE	1	41.3	5.06%	0.5	0.7	0.7	0.8	0.8	37.8
Pitney Bowes — Wachovia	23	24.2	5.50%	0.7	1.0	1.0	1.1	1.2	19.2
Sterling Bank	14	19.9	5.57%	0.0	0.0	0.0	0.0	0.0	19.9
One Colonial Place, Glen Allen, VA	1	18.0	5.68%	0.0	0.0	0.0	0.0	0.0	18.0
6900 Westcliff Drive, Las Vegas, NV	1	16.6	5.41%	0.2	0.3	0.3	0.3	0.3	15.2
610 Old York Road, Jenkintown, PA	1	14.6	8.29%	0.1	0.2	0.2	14.1	0.0	0.0
177 Meeting Street, Charleston, SC	1	9.4	7.44%	0.1	0.2	0.2	0.2	8.7	0.0
1965 East Sixth Street, Cleveland, OH	1	6.3	5.31%	0.1	0.1	0.1	0.1	0.1	5.8
4 Pope Avenue, Hilton Head, SC	1	3.1	5.89%	0.1	0.1	0.1	0.1	0.2	2.5
200 Reid Street, Palatka, FL	1	3.1	5.81%	0.1	0.1	0.1	0.1	0.1	2.6
Debt between $1.0 million and $3.0 million	17	26.4	5.81%	0.6	0.9	0.9	1.0	1.0	22.0
Debt less than $1.0 million	14	10.0	6.15%	0.3	0.4	0.4	0.4	0.4	8.1

	891	$2,397.3	5.64%	$154.2	$173.4	$83.5	$45.4	$209.1	$1,731.7

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	Borrowings bear interest at LIBOR plus 1.75%
Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured credit facility, limitations on our total indebtedness and our total secured indebtedness. As of March 31, 2007 and December 31, 2006, we were in compliance with all event of default covenants.

38 of 48

The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of March 31, 2007 (amounts in thousands):

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total(1)
Mortgage notes payable — fixed-rate	$80,603	$114,661	$297,663	$1,231,005	$1,723,932
Convertible senior notes	—	—	—	450,000	450,000
Credit facilities	80,715	142,683	—	—	223,398
Interest payments	129,563	227,411	200,702	523,365	1,081,041
Operating and capital leases	18,029	35,728	35,155	185,163	274,075
Purchase obligations(2)	23,709	237	244	1,679	25,869

	$332,619	$520,720	$533,764	$2,391,212	$3,778,315

(1)	Excludes unamortized debt premium and discounts.

(2)	Includes approximately $25.9 million related to notifications outstanding under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase, or assume leasehold interest in, all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.
As of March 31, 2007, we had $70.7 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $42.4 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee paid to us by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America, N.A. portfolio we acquired in October 2004, we posted a $20.0 million letter of credit as collateral. This letter of credit may be reduced when certain conditions are met, including various leasing and maintenance requirements. The current letter of credit amount outstanding is $19.2 million. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service. In addition, the Company has $0.8 million in surety bonds outstanding as of March 31, 2007 issued to utility companies in lieu of a cash security deposit to establish service.
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

39 of 48

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
As of March 31, 2007, our debt included fixed-rate debt, including debt secured by assets held for sale, with a carrying value of approximately $2,171.1 million and a fair value of approximately $2,127.2 million. Changes in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $146.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $162.5 million.
As of March 31, 2007, our debt included variable-rate mortgage notes payable and credit facilities with a carrying value of $223.4 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $1.6 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of March 31, 2007, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

40 of 48

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

41 of 48

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS
As of March 31, 2007 and December 31, 2006
Bank of America Corporation is the guarantor of the long-term lease agreements that its subsidiary, Bank of America, N.A., has with us relating to properties acquired from a wholly owned subsidiary of Dana Commercial Credit Corporation and properties acquired from Bank of America, N.A. in June 2003 and October 2004. The financial information of Bank of America Corporation has been included herein because of the significant credit concentration we have with these guarantors.
Financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 has been derived from the financial information of Bank of America Corporation and Subsidiaries furnished to the Securities and Exchange Commission on their Current Report on Form 8-K.
Financial information as of December 31, 2006 and for the years ended December 31, 2006, 2005, and 2004 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries as filed with the Securities and Exchange Commission on their Annual Report on Form 10-K for the year ended December 31, 2006.

42 of 48

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
(Dollars in millions)	2007	2006
Assets
Cash and cash equivalents	$31,549	$36,429
Time deposits placed and other short-term investments	12,037	13,952
Federal funds sold and securities purchased under agreements to resell	138,646	135,478
Trading account assets	174,218	153,052
Derivative assets	25,279	23,439
Securities:
Available-for-sale	180,961	192,806
Held-to-maturity, at cost	925	40

Total securities	181,886	192,846

Loans and leases	723,633	706,490
Allowance for loan and lease losses	(8,732)	(9,016)

Loans and leases, net of allowance	714,901	697,474

Premises and equipment, net	9,271	9,255
Mortgage servicing rights (includes $2,963 and $2,869 measured at fair value)	3,141	3,045
Goodwill	65,696	65,662
Intangibles assets	9,217	9,422
Other assets	136,316	119,683

Total assets	$1,502,157	$1,459,737

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$174,082	$180,231
Interest-bearing	425,197	418,100
Deposits in foreign offices:
Noninterest-bearing	3,346	4,577
Interest-bearing	90,176	90,589

Total deposits	692,801	693,497

Federal funds purchased and securities sold under agreements to repurchase	234,413	217,527
Trading account liabilities	77,289	67,670
Derivative liabilities	17,946	16,339
Commercial paper and other short-term borrowings	156,844	141,300
Accrued expenses and other liabilities (includes $374 and $397 of reserve for unfunded lending commitments)	35,446	42,132
Long-term debt	152,562	146,000

Total liabilities	1,367,301	1,324,465

Shareholders’ equity
Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding – 121,739 and 121,736 shares	2,851	2,851
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding — 4,439,069,837 and 4,498,145,315 shares	60,536	61,574
Retained earnings	79,996	79,024
Accumulated other comprehensive loss	(7,660)	(7,711)
Other	(867)	(466)

Total shareholders’ equity	134,856	135,272

Total liabilities and shareholders’ equity	$1,502,157	$1,459,737

43 of 48

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions, except per share information; shares in thousands)	Three Months Ended
	March 31,
	2007	2006
Interest income
Interest and fees on loans and leases	$12,884	$11,127
Interest and dividends on securities	2,380	3,014
Federal funds sold and securities purchased under agreements to resell	1,979	1,709
Trading account assets	2,273	1,548
Other interest income	1,044	727

Total interest income	20,560	18,125

Interest expense
Deposits	4,034	3,007
Short-term borrowings	5,318	4,309
Trading account liabilities	892	517
Long-term debt	2,048	1,516

Total interest expense	12,292	9,349

Net interest income	8,268	8,776

Noninterest income
Card income	3,333	3,434
Service charges	2,072	1,901
Investment and brokerage services	1,149	1,103
Investment banking income	638	501
Equity investment gains	1,014	718
Trading account profits	872	1,060
Mortgage banking income	213	137
Other income	534	47

Total noninterest income	9,825	8,901

Total revenue	18,093	17,677
Provision for credit losses	1,235	1,270
Gains (losses) on sales of debt securities	62	14
Noninterest expense
Personnel	5,025	4,813
Occupancy	713	701
Equipment	350	344
Marketing	555	575
Professional fees	229	218
Amortization of intangibles	389	440
Data processing	437	410
Telecommunications	251	220
Other general operating	1,037	1,105
Merger and restructuring charges	111	98

Total noninterest expense	9,097	8,924

Income before income taxes	7,823	7,497
Income tax expense	2,568	2,511

Net income	$5,255	$4,986

Net income available to common shareholders	$5,206	$4,981

Per common share information
Earnings	$1.18	$1.08

Diluted earnings	$1.16	$1.07

Dividends paid	$0.56	$0.50

Average common shares issued and outstanding	4,432,664	4,609,481

Average diluted common shares issued and outstanding	4,497,028	4,666,405

44 of 48

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2006	2005	2004
(Dollars in millions, except per share information)
Interest income
Interest and fees on loans and leases	$48,274	$34,843	$28,051
Interest and dividends on securities	11,655	10,937	7,256
Federal funds sold and securities purchased under agreements to resell	7,823	5,012	1,940
Trading account assets	7,232	5,743	4,016
Other interest income	3,601	2,091	1,690

Total interest income	78,585	58,626	42,953

Interest expense Deposits	14,480	9,492	5,921
Short-term borrowings	19,840	11,615	4,072
Trading account liabilities	2,640	2,364	1,317
Long-term debt	7,034	4,418	3,683

Total interest expense	43,994	27,889	14,993

		34,591	30,737

Net interest income	34,591	30,737	27,960
Noninterest income
Card income	14,293	5,753	4,592
Service charges	8,224	7,704	6,989
Investment and brokerage services	4,456	4,184	3,614
Investment banking income	2,317	1,856	1,886
Equity investment gains	3,189	2,212	1,024
Trading account profits	3,166	1,763	1,013
Mortgage banking income	541	805	414
Other income	2,246	1,077	1,473

Total noninterest income	38,432	25,354	21,005

		73,023	56,091

Total revenue	73,023	56,091	48,965
Provision for credit losses	5,010	4,014	2,769
Gains on sales of debt securities	(443)	1,084	1,724

Noninterest expense
Personnel	18,211	15,054	13,435
Occupancy	2,826	2,588	2,379
Equipment	1,329	1,199	1,214
Marketing	2,336	1,255	1,349
Professional fees	1,078	930	836
Amortization of intangibles	1,755	809	664
Data processing	1,732	1,487	1,330
Telecommunications	945	827	730
Other general operating	4,580	4,120	4,457
Merger and restructuring charges	805	412	618

Total noninterest expense	35,597	28,681	27,012

Income before income taxes	31,973	24,480	20,908

Income tax expense	10,840	8,015	6,961

Net income	$21,133	$16,465	$13,947

Net income available to common shareholders	$21,111	$16,447	$13,931

Per common share information
Earnings	$4.66	$4.10	$3.71

Diluted earnings	$4.59	$4.04	$3.64

Dividends paid	$2.12	$1.90	$1.70

Average common shares issued and outstanding (in thousands)	4,526,637	4,008,688	3,758,507

Average diluted common shares issued and outstanding (in thousands)	4,595,896	4,068,140	3,823,943

45 of 48

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum
Period	Total Number	Average	Dollar Value	Number that
	of Shares	Price Paid	of Shares	May Yet Be
	Purchased	per Share	Purchased	Purchased
March 19, 2007 – March 31, 2007	1,255,200	$10.41	$13,065,075	1,244,800
These purchases were made pursuant to a written trading plan adopted by the Company pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 for the purpose of repurchasing up to 2,500,000 of its common shares of beneficial interest in open market or negotiated transactions. The trading plan, which was announced on March 15, 2007, will expire on May 10, 2007. As of March 31, 2007, of the 1,255,200 common shares purchased by the Company, 433,800 common shares were subject to completion of settlement.
The trading plan was adopted pursuant to the Company’s ongoing authorization from its Board to repurchase up to $100 million of its common shares. The Company may adopt future written trading plans pursuant to Rule 10b5-1 for the purpose of purchasing additional shares pursuant to this authorization
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

46 of 48

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Exhibit	Herewith
10.1	Employment Agreement, dated March 2, 2007, between First States Group, L.P. and Harold W. Pote, and guaranteed by the Registrant.				X

31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

47 of 48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: May 10, 2007	/s/ HAROLD W. POTE Harold W. Pote President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NETTINA

David J. Nettina Executive Vice President and Chief Financial Officer (Principal Financial Officer)

48 of 48