Form 10-Q
period 2007-06-30
AMERICAN FINANCIAL REALTY TRUST
filed 2007-08-09
CIK 1193558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 9, 2007, 129,776,008 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST
INDEX TO FORM 10-Q

Page
Number
PART I – FINANCIAL INFORMATION

Item 1 –Financial Statements	3

Item 2 –Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3 –Quantitative and Qualitative Disclosures About Market Risk	44

Item 4 –Controls and Procedures	45

PART II – OTHER INFORMATION

Item 1 –Legal Proceedings	50

Item 1A –Risk Factors	50

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3 –Defaults Upon Senior Securities	50

Item 4 –Submission of Matters to a Vote of Security Holders	51

Item 5 –Other Information	51

Item 6 –Exhibits	52

Certificate of Principal Executive Officer

Certificate of Principal Financial Officer

Certificate of Principal Executive Officer Required by Rule13a-14(b)

Certificate of Principal Financial Officer Required by Rule13a-14(b)
Consent to Terminate LTIP Target Units and Amend Employment Agreement of Glenn Blumenthal dated April 30, 2007
Consent to Terminate LTIP Target Units and Amend Employment Agreement of David J. Nettina dated April 30, 2007
Consent to Terminate LTIP Target Units and Amend Employment Agreement of Edward J. Matey Jr. dated April 30, 2007
Certificate of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
Certificate of Chief Financial Officer Requireed by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
Certificate of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Unaudited and in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
Assets:
Real estate investments, at cost:
Land	$337,640	$333,716
Land held for development	8,417	14,632
Buildings and improvements	1,986,403	1,947,977
Equipment and fixtures	287,697	283,704
Leasehold interests	16,153	16,039
Investment in joint venture	17,660	21,903

Total real estate investments, at cost	2,653,970	2,617,971
Less accumulated depreciation	(347,151)	(297,371)

Total real estate investments, net	2,306,819	2,320,600
Cash and cash equivalents	74,464	106,006
Restricted cash	79,781	76,448
Marketable investments and accrued interest	3,684	3,457
Pledged treasury securities, net	76,801	32,391
Tenant and other receivables, net	72,152	62,946
Prepaid expenses and other assets	30,327	32,191
Assets held for sale	218,636	594,781
Intangible assets, net of accumulated amortization of $82,479 and $70,044	305,220	314,753
Deferred costs, net of accumulated amortization of $25,100 and $20,070	63,171	62,591

Total assets	$3,231,055	$3,606,164

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$1,593,263	$1,557,313
Credit facilities	73,436	212,609
Convertible notes, net	446,447	446,343
Accounts payable	1,957	7,246
Accrued interest expense	15,934	15,601
Accrued expenses and other liabilities	57,661	58,940
Dividends and distributions payable	24,996	25,328
Below-market lease liabilities, net of accumulated amortization of $12,376 and $10,874	55,652	57,173
Deferred revenue	225,866	179,456
Liabilities related to assets held for sale	19,104	247,798

Total liabilities	2,514,316	2,807,807

Minority interest	9,344	12,393
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 132,295,871 issued and 129,917,303 outstanding at June 30, 2007; 130,966,141 issued and outstanding at December 31, 2006	132	131
Capital contributed in excess of par	1,392,936	1,389,827
Common shares held in treasury, 2,378,568 shares at June 30, 2007	(24,991)	—
Accumulated deficit	(652,935)	(599,596)
Accumulated other comprehensive loss	(7,747)	(4,398)

Total shareholders’ equity	707,395	785,964

Total liabilities and shareholders’ equity	$3,231,055	$3,606,164

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$66,183	$62,927	$132,922	$124,735
Operating expense reimbursements	34,520	43,187	69,513	83,679
Equity in (loss) income from joint venture	(701)	19	(1,460)	19

Total revenues	100,002	106,133	200,975	208,433

Expenses:
Property operating expenses:
Real estate taxes	10,585	11,385	21,423	21,554
Ground rents and leasehold obligations	3,631	3,789	6,843	7,393
Utilities	10,073	12,875	21,406	26,762
Property and leasehold impairments	510	1,155	1,686	2,026
Other property operating expenses	25,076	27,797	49,322	52,124
Direct billable expenses	2,172	1,533	3,637	2,730

Total property operating expenses	52,047	58,534	104,317	112,589

Marketing, general and administrative	5,735	7,776	10,750	14,136
Amortization of deferred equity compensation	189	2,765	1.575	5,322
Interest expense on mortgages and other debt	32,868	35,097	65,756	68,995
Depreciation and amortization	32,791	30,948	65,252	62,761

Total expenses	123,630	135,120	247,650	263,803

Interest and other income	1,766	1,454	2,743	2,467

Loss before gain on sale of properties in continuing operations, minority interest and discontinued operations	(21,862)	(27,533)	(43,932)	(52,903)
Gain on sale of properties in continuing operations	604	360	680	817

Loss from continuing operations before minority interest	(21,258)	(27,173)	(43,252)	(52,086)
Minority interest	(146)	1,109	80	1,619

Loss from continuing operations	(21,404)	(26,064)	(43,172)	(50,467)

Discontinued operations:
Loss from operations, net of minority interest of $172, $773, $182 and $1,412 for the three and six months ended June 30, 2007 and 2006, respectively	(12,078)	(10,508)	(13,604)	(15,588)
Yield maintenance fees and gains on extinguishment of debt, net of minority interest of $115, $296, $89 and $351 for the three and six months ended June 30, 2007 and 2006, respectively	8,123	(11,399)	6,294	(13,540)
Net gains on disposals, net of minority interest of $557, $1,594, $731 and $1,808 for the three and six months ended June 30, 2007 and 2006, respectively	39,497	61,428	46,708	69,644

Income from discontinued operations	35,542	39,521	39,398	40,516

Net income (loss)	$14,138	$13,457	$(3,774)	$(9,951)

Basic and diluted income (loss) per share:
From continuing operations	$(0.17)	$(0.21)	$(0.34)	$(0.40)
From discontinued operations	0.28	0.31	0.31	0.32

Total basic and diluted income (loss) per share	$0.11	$0.10	$(0.03)	$(0.08)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,774)	$(9,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	53,800	71,396
Minority interest	558	(1,574)
Amortization of leasehold interests and intangible assets, net	11,773	19,576
Amortization of acquired leases to rental income	649	632
Amortization of deferred financing costs	3,008	7,455
Amortization of deferred compensation	1,575	5,322
Amortization of discounts on pledged treasury securities	(1,058)	—
Non-cash compensation charge	210	242
Impairment charges	17,463	3,392
Equity in (income) loss from unconsolidated joint venture	1,460	(19)
Net gain on sales of properties and lease terminations	(47,461)	(74,425)
Loss (gain) on extinguishment of debt	(8,252)	261
Payments received from tenants for lease terminations	360	391
Payment of capitalized leasing costs	(3,705)	(9,863)
Decrease (increase)in operating assets:
Restricted cash	(7,151)	(9,354)
Accounts and other receivables	(5,328)	(10,164)
Prepaid expenses and other assets	4,560	(1,797)
Increase (decrease)in operating liabilities:
Accounts payable	(6,695)	471
Accrued expenses and other liabilities	(7,481)	4,202
Deferred revenue	45,367	39,684

Net cash provided by operating activities	49,878	35,877

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(39,053)	(111,583)
Investment in joint venture	—	(19,856)
Distribution received from joint venture	2,783	—
Capital expenditures and leasehold costs	(29,189)	(19,941)
Proceeds from sales of real estate and non-real estate assets	241,149	372,463
Decrease (increase) in restricted cash	4,002	(7,589)
Sales of marketable investments	1,821	39
Purchases of marketable investments	(45,369)	(111)

Net cash provided by investing activities	136,144	213,422

Cash flows from financing activities:
Repayments of mortgages and credit facilities	(227,932)	(262,795)
Proceeds from mortgages	61,284	59,334
Payments for deferred financing costs and derivative instruments	(2,996)	(1,940)
Proceeds from common share issuances, net	—	1,150
Payments to acquire treasury stock	(24,991)	—
Proceeds from credit facility	29,000	—
Dividends and distributions	(51,929)	(72,586)

Net cash used in by financing activities	(217,564)	(276,837)

Decrease in cash and cash equivalents	(31,542)	(27,538)
Cash and cash equivalents, beginning of period	106,006	110,245

Cash and cash equivalents, end of period	$74,464	$82,707

Supplemental cash flow and non-cash information:
Cash paid for interest	$67,590	$106,507
Cash (received) paid for income taxes	$(374)	$71
Debt assumed by purchaser in the sale of real estate	$186,106	$66,121
Liabilities assumed in the acquisition of real estate	$—	$1,893
See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(1) The Company
American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.
The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 98.6% interest in the Operating Partnership as of June 30, 2007. There were 1,828,228 Operating Partnership units outstanding as of June 30, 2007.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Bank of America, N.A.	36.3%	29.2%	36.1%	28.9%
Wachovia Bank, N.A.	14.7%	11.5%	14.3%	12.1%
State Street Corporation	-%	17.8%	-%	17.4%
No other tenant represented more than 10% of rental income for the periods presented.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
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
The Company applies the provisions of Financial Accounting Standards Board (FASB) Interpretation No.46R (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. The Company has an interest in one variable interest entity and includes the accounts of this entity in the consolidated financial statements as the Company is the primary beneficiary of this entity.
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
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
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
In leasing office space, the Company may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i)who holds legal title to the improvements, (ii)evidentiary requirements concerning the spending of the tenant allowance, and (iii)other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.
(f) Impairment of Long Lived Assets
The Company follows Statement of Financial Accounting Standard (SFAS) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No.144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.
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
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(g) Intangible Assets
Pursuant to SFAS No.141, “Business Combinations,” the Company follows the purchase method of accounting for all business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination should be recognized and reported apart from goodwill, the Company ensures that the applicable criteria specified in SFAS No.141 are met.
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
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
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

	June 30,	December 31,
	2007	2006
Intangible assets:
In-place leases, net of accumulated amortization of $53,644 and $51,260	$178,483	$221,452
Customer relationships, net of accumulated amortization of $19,424 and $17,565	144,728	154,375
Above-market leases, net of accumulated amortization of $14,415 and $13,198	12,021	14,826
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $5,004 and $11,979	(30,712)	(76,600)

Total intangible assets	$305,220	$314,753

Intangible liabilities:
Below-market leases, net of accumulated amortization of $13,597 and $13,475	$57,709	$63,586
Amounts related to liabilities held for sale, net of accumulated amortization of $1,221 and $2,601	(2,057)	(6,413)

Total intangible liabilities	$55,652	$57,173

(h) Accounting for Derivative Financial Investments and Hedging Activities
The Company uses derivatives to hedge, fix and cap interest rate risk and accounts for its derivative and hedging activities using SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet.
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
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(i) Comprehensive Income (Loss)
Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income.” SFAS No.130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. The Company has entered into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. Unrealized gains and losses on derivatives are amortized into interest expense in the consolidated statements of operations over the life of the underlying debt. Comprehensive income, net of minority interest, resulted in income of $10,588 and $14,959 for the three months ended June 30, 2007 and 2006, respectively, and losses of $7,123 and $8,188 for the six months ended June 30, 2007 and 2006, respectively.
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
During the three months ended June 30, 2007, the Company concluded that payments from a tenant in the amounts of $1,128 and $374, which were received during the quarters ended December 31, 2006 and March 31, 2007, respectively, in connection with vacating space, should have been deferred and amortized over the remaining lease term. The Company has evaluated, on both a quantitative and qualitative basis, the impact of this adjustment on the prior period interim and annual statements, and concluded that it is not material to those financial statements. This analysis was performed in accordance with SAB No. 99 and SAB No. 108 and included, among other factors, the impact these errors had on the Company’s net income (loss) and loss from continuing operations for the interim periods affected, as well as the impact on the estimated net loss for the 12 months ended December 31, 2007. During the three months ended June 30, 2007, the Company corrected the error by recording an adjustment of $1,502, primarily through a reduction of other income.
(k) Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at June 30, 2007, we had no unrecognized tax benefits. As a result we have no accrued interest or penalties related to uncertain tax positions.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 which clarifies when a tax position is settled under FIN 48 (“FSP FIN 48-1”). The FSP was effective upon the adoption of FIN 48. We adopted FIN 48 on January 1, 2007 and the adoption of FSP FIN 48-1 did not have a material effect on our consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard will have on our financial position or results of operations.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.
(3) Acquisitions and Dispositions
During the six months ended June 30, 2007 and 2006, the Company acquired 39 and 79 properties and leasehold interests, respectively. In addition, the Company purchased two and three parcels of land designated as land held for development during the six months ended June 30, 2007 and 2006, respectively. The following table presents the allocation of the net assets acquired and liabilities assumed during the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
Real estate investments, at cost:
Land	$5,644	$15,705
Land held for development	1,515	1,833
Buildings	27,465	75,682
Equipment and fixtures	4,515	12,365
Initial tenant improvements	—	1,649

	39,139	107,234

Intangibles and other assets:
In-place leases	1,149	4,921
Above-market lease assets	—	518
Other assets	—	75

	1,149	5,514

Total assets	40,288	112,748

Leasehold interests, net	(1,571)	(409)
Below-market lease liabilities	—	(796)
Other liabilities assumed	—	(1,893)

Cash paid	$38,717	$109,650

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table presents information regarding property and leasehold interests acquired during six months ended June 30, 2007:

		Number of	Purchase
Seller / Property Name	Date of Acquisition	Buildings (1)	Price (2)
Heritage Oaks	June 2007	4	$12,993
Bank of America Formulated Price Contracts	Various	5	4,755
Wachovia Bank Formulated Price Contracts	Various	30	20,969

		39	$38,717

(1)	Includes the assumption of leasehold interests and excludes land parcels.

(2)	Includes all acquisition costs, the value of acquired intangible assets and assumed liabilities.
The following table presents information regarding property dispositions completed during the six months ended June 30, 2007:

Number of	Sale
Buildings and Land	Proceeds,
Parcels (1)	Net	Gain
69	$241,149	$48,119

(1)	Includes the sale of 15 parcels of land.
(4) Indebtedness
The Company had several types of financings in place as of June 30, 2007 and December 31, 2006 (totaling $2,113,146 and $2,437,533, respectively), which included mortgage notes payable, a secured credit facility, convertible senior notes and an unsecured credit facility. The weighted average effective interest rate on these borrowings, excluding yield maintenance charges, was 5.94% and 6.48% for the three months ended June 30, 2007 and 2006, respectively, and 6.33% and 6.18% for the six months ended June 30, 2007 and 2006, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $2,016,143 and $2,380,245 as of June 30, 2007 and December 31, 2006, respectively.
The Company’s secured and unsecured financing agreements contain various financial and non-financial covenants that are customarily found in these types of agreements. As of June 30, 2007 and December 31, 2006, no event of default conditions existed under any of the Company’s secured or unsecured financings.
The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to hold portfolio cash flow in a restricted account until the required ratios are met on an ongoing basis. As of June 30, 2007, the Company was out of debt service coverage compliance, specific to the Release Provisions, under two of its mortgage note financings; although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement.
In July 2007, the Company completed an in-substance defeasance transaction in which it removed 63 properties which previously served as collateral under one of the mortgage notes that is currently out of debt service coverage compliance, and substituted treasury securities to serve as collateral under these mortgage notes. The Company engaged in this transaction to unencumber them prior to disposal. Simultaneously, the Company funded a $5,000 debt service reserve escrow account required by the lender as a condition of approving this in-substance defeasance transaction. As the Company is still obligated under this mortgage note, this debt remains on the Company’s consolidated balance sheet. This in-substance defeasance transaction improved the Company’s debt service coverage ratio for this loan, but did not cure the out of compliance condition.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
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
(a) Mortgage Notes Payable
The following is a summary of mortgage notes payable as of June 30, 2007 and December 31, 2006:

	Encumbered
	Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	646	$1,592,578	(1)(2)	4.5% to 8.4%	Oct. 2007 to Sept. 2023
Variable-rate mortgages	—	—

Total mortgage notes payable	646	1,592,578

Unamortized debt premiums and discounts, net		685

Mortgage notes payable related to assets held for sale	—	—

Balance, June 30, 2007	646	$1,593,263

Fixed-rate mortgages	644	$1,755,858	(1)(2)	4.5% to 8.8%	Oct. 2007 to Dec. 2023
Variable-rate mortgages	9	21,301		6.8% to 7.4%	Jan. 2007 to Nov. 2023

Total mortgage notes payable	653	1,777,159

Unamortized debt premiums and discounts, net		1,422

Mortgage notes payable related to assets held for sale	4	(221,268)

Balance, December 31, 2006	649	$1,557,313

(1)	Includes $73,661 and $31,344 of debt that is collateralized by $76,801 and $32,391 of pledged Treasury securities, net of discounts and premiums at June 30, 2007 and December 31, 2006, respectively.

(2)	Includes $4,576 and $4,616 of debt at June 30, 2007 and December 31, 2006, respectively, that relates to the proportionate share of the 11% minority interest holder in 801 Market Street.
In eight separate transactions from June 2006 through June 2007, the Company defeased a total of $74,273 of debt secured by properties that were part of our Bank of America portfolio acquired in 2003 and Bank of America portfolio acquired in 2002. The Company defeased these properties in order to unencumber them prior to their disposal. In connection with these defeasances, Treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the respective loan agreements were purchased. The cash flow from these securities has interest and maturities that coincide with the scheduled debt service payments of the mortgage notes and ultimate payment of principal. The Treasury securities were then substituted for the properties that originally served as collateral for the loan. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments when due. The indebtedness remains on the consolidated balance sheet as it was not an extinguishment of the debt and the securities are recorded as pledged Treasury securities, net on the consolidated balance sheet.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
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
As of June 30, 2007, the Company had $73,436 of advances outstanding under this facility, secured by 38 properties, with an interest rate of LIBOR plus 1.75% (7.07% at June 30, 2007). As of December 31, 2006, the Company had $212,609 of advances outstanding under this facility, secured by 270 properties, with an interest rate of LIBOR plus 1.75% (7.10% at December 31, 2006).
(c) Convertible Senior Notes
In 2004, the Company completed, through a private offering, the issuance of $450,000 of convertible senior notes and received proceeds of $434,030, net of discount and financing costs. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%.
The convertible senior notes have a stated contractual maturity of July 15, 2024. The Company has the option to redeem all or a portion of the convertible notes at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. At both June 30, 2007 and December 31, 2006, the conversion price per share was $17.65. On June 6, 2007, the Company declared a dividend of $0.19 for shareholders of recorded as of June 30, 2007. Accordingly, there was no adjustment to the conversion price per share during the three months ended June 30, 2007. At June 30, 2007 and December 31, 2006, the Company’s share price was $10.32 and $11.44, respectively. Accordingly, there is currently no anticipated conversion obligation in excess of the principal value of the notes.
In October 2004, the Emerging Issues Task Force of the FASB ratified Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share” (EITF Issue No. 04-8). EITF Issue No.04-8 requires the inclusion of convertible shares for contingently convertible debt in the calculation of diluted earnings per share, regardless of whether the contingency has been met. In response to EITF Issue No. 04-8, the Company entered into a Second Supplemental Indenture to the Indenture for the convertible senior notes pursuant to which it irrevocably elected to satisfy the conversion obligation with respect to the principal amount of any notes surrendered for conversion with cash. As a result of this election, EITF Issue No. 04-8 requires the Company to include in its calculation of diluted earnings per share only those common shares issuable in satisfaction of the aggregate conversion obligation in excess of the aggregate principal amount of notes outstanding. The inclusion of any such shares would cause a reduction in the Company’s diluted earnings per share for any periods in which such shares are included. Volatility in the Company’s share price could cause such common shares to be included in the Company’s diluted earnings per share calculation in one quarter and not in a subsequent quarter, thereby increasing the volatility of the Company’s fully diluted earnings per share. As a result of applying EITF Issue No. 04-8, no shares have been included in the calculation of earnings per share.
The Company has evaluated the conversion feature of these convertible notes in accordance with SFAS 133 and EITF 00-19 and has determined that the Company’s notes meet the definition of Instrument C as defined by EITF 90-19 and therefore are to be accounted for as convertible debt.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(d) Unsecured Credit Facility
The Company maintains a $60,000 unsecured credit facility for general corporate purposes, established in September 2004. This facility bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.0%. If the Company designates the advance as a Base Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1.0%, or (ii) the Federal Funds Rate plus 1.5%. In May 2006, the Company executed an extension of this facility for a period of one year, beginning on September 30, 2006. The terms of this renewal reduced the current spread on Eurodollar Rate Loans from LIBOR plus 2.0% to LIBOR plus 1.7% and increased the letter of credit fee amount from 0.8% to 1.7%. These changes became effective at the start of the one year renewal period on September 30, 2006. The Company has initiated discussions with the lender to replace this facility with a larger operating facility and anticipates executing a new facility or extending the existing facility by September 30, 2007.
The unsecured credit facility maintains a $60,000 sub-limit for letters of credit. In June 2006, the facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As a result, at June 30, 2007, the Company had $73,160 of letters of credit outstanding consisting of $57,900 of unsecured letters of credit and $15,260 of cash collateralized letters of credit. At December 31, 2006, the Company had $68,205 of letters of credit outstanding consisting of $59,049 of unsecured letters of credit and $9,156 of cash collateralized letters of credit. These letters of credit are primarily used to secure payments under leasehold interests and are issued to utility companies in lieu of a cash security deposits to establish service. There were no advances under this facility as of June 30, 2007 or December 31, 2006.
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
During the three months ended June 30, 2007 and 2006, the Company reclassified $3,594 and ($1,538) of accumulated other comprehensive income (loss) to interest expense, respectively. During the six months ended June 30, 2007 and 2006, the Company reclassified $3,382 and ($1,816) of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $1,324 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.
(6) Shareholders’ Equity
On June 6, 2007, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.19 per common share, totaling $24,684, on July 20, 2007 to shareholders of record as of June 30, 2007. In addition, the Operating Partnership simultaneously paid a distribution of $0.19 per Operating Partnership unit, totaling $347.
On March 15, 2007, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.19 per common share, totaling $24,878, on April 20, 2007 to shareholders of record as of March 31, 2007. In addition, the Operating Partnership simultaneously paid a distribution of $0.19 per Operating Partnership unit, totaling $384.
On March 15, 2007, the Company issued a press release announcing that it has adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 for the purpose of repurchasing up to 2,500,000 of its common shares of beneficial interest. The trading plan was adopted pursuant to the Company’s previously announced authorization from its Board to repurchase up to $100,000 of its common shares. The trading plan which was effective as of March 15, 2007, expired on May 10, 2007. In total, the Company completed the purchase of 2,378,568 of its common shares of beneficial interest.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(7) Stock-Based Compensation
The Company established the 2002 Equity Incentive Plan (Incentive Plan) that authorized the issuance of options to purchase up to 3,125,000 common shares and up to 1,500,000 restricted shares. The Incentive Plan was amended in 2003 to allow for the issuance of an aggregate of 11,375,000 common shares and common share equivalents. The terms and conditions of the option awards and restricted share grants are determined by the Board of Trustees. Options are granted at the fair market value of the shares on the date of grant. Except as otherwise disclosed in the Company’s public filings, options and restricted share grants vest at the rate of 33.33% per year for Trustees and 25% on the first anniversary of the date of issuance and 6.25% at the end of each quarter thereafter for employees. The options vest and are exercisable over periods determined by the Company, but in no event later than 10 years from the grant date.
SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of operations for the three months ended June 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
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
Amortization of deferred equity compensation, which represents stock-based employee compensation costs, was $189 and $1,575 for the three and six months ended June 30, 2007 respectively, associated with restricted stock grants. On June 26, 2007, the Company’s President and Chief Executive Officer died unexpectedly. His employment agreement contained no provision for the acceleration of unvested restricted shares upon death. As a result, such shares were forfeited at the date of death and the Company reversed $1,246 of previously recorded stock compensation expense associated with these restricted stock awards in the current period.
Amortization of deferred equity compensation was $2,765 for the three months ended June 30, 2006, including $2,742 and $23 associated with restricted stock grants and option grants, respectively. Amortization of deferred equity compensation was $5,322 for the six months ended June 30, 2006, including $5,276 and $46 associated with restricted stock grants and option grants, respectively.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
During of the six months ended June 30, 2007, the Company issued 1,331,855 restricted common shares to employees, executive officers and Board of Trustees. These grants, valued at $14,326 are amortized to expense over a one to six year service period. During the six months ended June 30, 2007, 192,752 restricted stock grants vested, with an aggregate fair value of $2,073 on the vesting date. As of June 30, 2007, the Company had approximately $18,151 of unrecognized compensation costs related to total issued and outstanding restricted stock grants. The Company expects to recognize these costs over a weighted average period of 3.9 years.
The following table summarizes restricted stock grant activity for the six months ended June 30, 2007:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
	Grants Outstanding	Fair Value
Balance, December 31, 2006	1,007,482	$12.17
Granted	1,331,855	10.76
Vested	(192,752)	13.00
Forfeited	(517,892)	11.28

Balance, June 30, 2007	1,628,693	11.22

2006 Long-Term Incentive Plan Termination and Issuance of Dissolution Grants
Effective April 30, 2007, the Company terminated its 2006 Long-Term Incentive Plan (the “LTIP”) in its entirety and cancelled all of the target units granted to the participants thereunder. In connection with such termination and cancellation, and in complete satisfaction and release of their rights and the Company’s obligations under the LTIP, each of the LTIP participants received a one-time grant of restricted common shares (each, a “Dissolution Grant”) representing 50% of their respective cancelled LTIP target units. In particular, participants received 720,000 restricted shares, in consideration for the cancellation of the 1,440,000 targets units, respectively, awarded to such persons under the LTIP. The Dissolution Grants will vest, according to the following schedule: 12.5% on each of December 31, 2007 and December 31, 2008, 16.7% on each of December 31, 2009 and December 31, 2010 and 20.8% on each of December 31, 2011 and December 31, 2012.
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
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(8) Net Income (Loss) Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2007 and 2006:

	Basic and Diluted		Basic and Diluted
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Loss from continuing operations	$(21,404)	$(26,064)	$(43,172)	$(50,467)
Less: Dividends on unvested restricted share awards	(309)	(286)	(566)	(629)

Loss from continuing operations	$(21,713)	$(26,350)	$(43,738)	$(51,096)

Income (loss) from discontinued operations	$35,542	$39,521	$39,398	$40,516

Total weighted average common shares outstanding	128,368,072	128,276,759	129,317,115	128,109,419

Loss per share from continuing operations	$(0.17)	$(0.21)	$(0.34)	$(0.40)

Income (loss) per share from discontinued operations	$0.28	$0.31	$0.31	$0.32

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is dilutive. The Company uses income (loss) from continuing operations to determine whether common share equivalents are dilutive or antidilutive. Therefore, since common share equivalents are antidilutive to continuing operations per share, common share equivalents are not used to compute discontinued operations or net income (loss) per share amounts, even though common share equivalents would be dilutive. The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations as their effect would have been antidilutive for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Share options	106,840	71,653	131,399	192,604
Unvested restricted shares	200,835	41,710	270,433	155,608
Operating Partnership units	1,965,204	3,371,648	2,004,677	3,394,623

Total shares excluded from diluted loss per share	2,272,879	3,485,011	2,406,509	3,742,835

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(9) Discontinued Operations and Assets Held for Sale
In accordance with SFAS No.144, the Company separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, in accordance with SFAS No.144, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. Properties classified as held for sale as of June 30, 2007 are classified as such in the consolidated statement of operations for all periods presented for purposes of comparability.
During the three and six months ended June 30, 2007, the Company sold 18 and 54 properties for net sales proceeds of $142,359 and $233,775, respectively. The sales transactions resulted in a net gain of $39,497 and $46,708 after minority interest of $557 and $731, for the three and six months ended June 30, 2007 respectively. The Company also realized a gain on extinguishment of debt totaling $8.3 million related to one of these sales representing the difference between the carrying amount of the debt and its market value on the date of sale. The Company reclassified 15 properties previously identified as held for sale to held for investment. Each property was transferred to held for investment at the lesser of (i) fair value at the date of the transfer, or (ii) its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used.
The Company generally disposes of properties within its taxable REIT subsidiary. The Company did not record any income tax expense or benefit based on dispositions and other activities occurring in the taxable REIT subsidiary for the three and six months ended June 30, 2007. During the three and six months ended June 30, 2007, there were one and two properties that were not sold through the Company’s taxable REIT subsidiary, which resulted in net gains of $38,688 and $43,073, respectively.
During the three months and six months ended June 30, 2006, the Company sold 41 and 65 properties, in separate transactions, for net sales proceeds of $364,642 and $430,153, respectively. The sales transactions resulted in a net gain of $61,428 and $69,644 after minority interest of $1,594 and $1,808, for the three and six months ended June 30, 2006, respectively, which was reported in discontinued operations. The Company generally disposes of properties within its taxable REIT subsidiary. An income tax provision of $1,553 was recorded for both the three and six months ended June 30, 2006. The five 100% leased properties that were sold to Resnick Development Corp. that resulted in a net gain of $56,868 were not sold through the Company’s taxable REIT subsidiary.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
In accordance with the provisions of SFAS No.144, the Company had classified 181 and 237 properties as held for sale as of June 30, 2007 and December 31, 2006, respectively, as follows:

	June 30, 2007	December 31, 2006
Assets held for sale:
Real estate investments, at cost:
Land	$34,444	$84,226
Buildings	135,531	388,228
Equipment and fixtures	28,600	68,760

Total real estate investments, at cost	198,575	541,214
Less accumulated depreciation	(19,711)	(41,181)

	178,864	500,033

Intangible assets, net	30,712	76,600
Other assets, net	9,060	18,148

Total assets held for sale	$218,636	$594,781

Liabilities related to assets held for sale:
Mortgage notes payable	$-	$221,268
Accrued expenses	13,052	14,519
Below-market lease liabilities, net	2,057	6,413
Deferred revenue	3,702	5,191
Tenant security deposits	293	407

Total liabilities related to assets held for sale	19,104	247,798

Net assets held for sale	$199,532	$346,983

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
The following operating results of the properties held for sale as of June 30, 2007 and the properties sold during the three and six months ended June 30, 2007 and 2006 are included in discontinued operations for all periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating results:
Revenues	$13,369	$40,247	$31,092	$87,813
Property operating expenses	11,239	20,987	24,369	44,879
Impairment loss	12,748	1,161	15,777	1,365
Interest expense	839	15,243	3,379	30,223
Depreciation and amortization	793	14,137	1,353	28,346

Loss from operations before minority interest	(12,250)	(11,281)	(13,786)	(17,000)
Minority interest	172	773	182	1,412

Loss from operations, net	(12,078)	(10,508)	(13,604)	(15,588)

Yield maintenance fees and gain on extinguishment of debt	8,238	(11,695)	6,383	(13,891)
Minority interest	(115)	296	(89)	351

Yield maintenance fees and gain on extinguishment of debt, net	8,123	(11,399)	6,294	(13,540)

Gain on disposals	40,054	63,022	47,439	71,452
Minority interest	(557)	(1,594)	(731)	(1,808)

Gain on disposals, net	39,497	61,428	46,708	69,644

Income from discontinued operations	$35,542	$39,521	$39,398	$40,516

Discontinued operations have not been segregated in the consolidated statements of cash flows.
(10) Subsequent Event
On July 31, 2007, the Board of Trustees approved a cash payment to the estate of our former President and Chief Executive Officer totaling $5,000. This payment will be recognized as a charge to compensation expense in the three months ending September 30, 2007.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:
•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to execute our business plan;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	our ability to maintain an adequate, effective control environment;

•	our ability to accurately project future financial performance;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in PartI, Item1A of our Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007.
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
On June 27, 2007, the Company announced that Harold (“Hal”) W. Pote, the Company’s President and Chief Executive Officer, died suddenly and unexpectedly while vacationing in Turkey. At the same time, the Company announced that its Board of Trustees had established an interim office of the President comprised of Glenn Blumenthal, Chief Operating Officer, Edward J. Matey Jr., General Counsel, and David J. Nettina, Chief Financial Officer, who will report to the Board and to Lewis S. Ranieri in his continuing capacity as Board Chairman. On July 3, 2007, the Company’s Board formed a two-member subcommittee to meet with the executive management team on a regular basis and keep the Board appraised of the Company’s significant business activities. At the same time, the Board formed a three-member subcommittee comprised of Mr. Ranieri and two other independent trustees to lead the search for a replacement Chief Executive Officer. During the Company’s second quarter earnings call on August 3, 2007, Mr. Ranieri reported that the Board is working with an executive search firm to find a new Chief Executive Officer and will endeavor to bring this search to an expeditious conclusion.
As of June 30, 2007, we owned or held leasehold interests in 1,119 properties located in 36 states and Washington, D.C., including 703 bank branches, 404 office buildings and 12 land parcels containing an aggregate of approximately 31.5 million rentable square feet. In addition, we own 239 retail bank branches comprising of 975,000 square feet in 11 states in an unconsolidated joint venture.
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

As of June 30, 2007, we have determined that the repositioning plan is generally complete. The Company has refocused its attention on improving net operating income performance of its real estate portfolio, expanding and closing on its pipeline of new business and developing alternative sources of investment capital to enhance its investment returns.
  Acquisitions
During the three months ended June 30, 2007, we acquired interests in 29 properties, containing an aggregate of approximately 139,000 square feet, for a total net purchase price of $32.2 million. The majority of these properties were purchased under the terms of existing formulated price contracts.
  Dispositions
During the three months ended June 30, 2007, the Company generated $143.1 million of net proceeds from the disposition of 18 properties comprising approximately 1,092,000 square feet and one vacant land parcel. Included in these dispositions were 9 branch properties with an average occupancy rate of 12.1% and 9 office properties with an average occupancy rate of 87.9%.
  Financings
During the three months ended June 30, 2007, the Company decreased advances under its secured credit facility by $150.0 million through utilizing proceeds from the sale of properties. The decrease in advances was primarily due to a $99.8 million reduction utilizing proceeds from the sale of Fireman’s Fund Insurance Company building, in Novato, California and $60.7 million reduction using funds from the permanent financing of 30 properties previously securing the facility. This was partially offset by net advances during the same period of $10.5 million. As of June 30, 2007, the Company had $73.4 million of advances outstanding from the secured credit facility, $245.1 million of additional collateralized availability under this facility, and $81.5 million of additional uncollateralized availability under this facility.
In May 2007, the Company financed 32 properties through two non-recourse, fixed-rate financings; 30 properties were previously pledged to our secured credit facility and two properties were previously unencumbered by debt. The initial loan amounts for these financings were $30.0 million and $31.3 million, both loans have a maturity date of June 5, 2017 and a coupon of 5.80%. The loans will be interest-only for 3-years and then will pay principal based on a 30-year amortization schedule.
The Company also extinguished $186.1 million of mortgage principal that was assumed by the buyer in connection with the sale of Fireman’s Fund Insurance Company building, in Novato, California.
  Portfolio Review
Summarized in the table below are our key portfolio statistics as of June 30, 2007 and December 31, 2006.

	June 30,	Dec. 31,
	2007	2006
Occupancy	86.3%	86.9%
% base revenue from financial institutions	80.1%	81.2%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	74.5%	76.5%
% base revenue from net leases (1)	76.4%	77.8%
Average remaining lease term (years)	11.3	11.6

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.
We intend to continue our strategy of acquiring properties through a combination of sale leaseback transactions, specifically tailored transactions and through our formulated price contracts, and to finance our acquisitions with a combination of equity and debt. We expect to arrange long-term financing on both a secured and unsecured fixed rate basis. We intend to continue to grow our existing relationships and develop new relationships throughout the banking industry, which we expect will lead to further acquisition opportunities. We will also continue to dispose of non-core properties that do not meet our continuing portfolio objectives.
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
We follow Statement of Financial Accounting Standards (SFAS) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No.144 requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold to be designated as “held for sale” on the balance sheet.
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
  Purchase Price Allocation
Pursuant to SFAS No.141, “Business Combinations,” we follow the purchase method of accounting for all business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination can be recognized and reported apart from goodwill, we ensure that the applicable criteria specified in SFAS No.141 are met.
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
  Accounting for Derivative Financial Investments and Hedging Activities
We use derivatives to hedge, fix and cap interest rate risk and we account for our derivative and hedging activities using SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. Cash flow hedges that are considered highly effective are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts are reclassified from other comprehensive income to the income statements in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No.133.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at June 30, 2007, we had no unrecognized tax benefits. As a result we have no accrued interest or penalties related to uncertain tax positions.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 which clarifies when a tax position is settled under FIN 48 (“FSP FIN 48-1”). The FSP was effective upon the adoption of FIN 48. We adopted FIN 48 on January 1, 2007 and the adoption of FSP FIN 48-1 did not have a material effect on our consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard will have on our financial position and results of operations.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

Results of Operations
Comparison of the Three Months Ended June 30, 2007 and 2006
The following comparison of our results of operations for the three months ended June 30, 2007 to the three months ended June 30, 2006, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at April 1, 2006 and still owned by us at June 30, 2007, excluding assets held for sale at June 30, 2007; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from April 1, 2006 through June 30, 2007; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Acquisitions include the Heritage Oaks portfolio, Sterling portfolio, Banner Elk, Umpqua Western Sierra, Meadowmont, Dripping Springs and properties acquired under our formulated price contracts.

					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
Amounts in thousands:	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
Rental income	$64,677	$63,110	$1,228	$163	$278	$(346)	$66,183	$62,927
Operating expense reimbursements	34,534	43,239	75	11	(89)	(63)	34,520	43,187

Total revenues	99,211	106,349	1,303	174	189	(409)	100,703	106,114
Property operating expenses	53,011	60,716	597	51	(1,561)	(2,233)	52,047	58,534

Net operating income (1)	46,200	45,633	706	123	1,750	1,824	48,656	47,580

Marketing, general and administrative	—	—	—	—	5,735	7,776	5,735	7,776
Amortization of deferred equity compensation	—	—	—	—	189	2,765	189	2,765

Earnings before interest, depreciation and amortization	46,200	45,633	706	123	(4,174)	(8,717)	42,732	37,039
Depreciation and amortization	30,808	29,911	859	85	1,124	952	32,791	30,948

Operating income	$15,392	$15,722	$(153)	$38	$(5,298)	$(9,669)	9,941	6,091

Interest and other income							1,766	1,454
Interest expense							(32,868)	(35,097)
Gain on sale of properties in continuing operations							604	360
Equity in (loss) income from joint venture							(701)	19
Minority interest							(146)	1,109

Loss from continuing operations							(21,404)	(26,064)

Discontinued operations, net							(12,078)	(10,508)
Yield maintenance fees and gain on extinguishment of debt, net							8,123	(11,399)
Net gains on disposals, net							39,497	61,428

Income from discontinued operations							35,542	39,521

Net income							$14,138	$13,457

(1) We use the term “net operating income” when discussing our financial results, which represents total revenues less total property operating expenses. In our opinion, net operating income (or NOI) is helpful to investors as a measure of the Company’s performance as an equity REIT because it provides investors with an understanding of the Company’s operating performance and profitability. NOI is a non-GAAP financial measure commonly used in the REIT industry, and therefore, this measure may be useful in comparing the Company’s performance with that of other REITs. NOI should be evaluated along with GAAP net income in evaluating the performance of equity REITs. The above table reconciles NOI to GAAP net income.
  Rental Revenue
Rental income increased $3.3 million, or 5.2%, to $66.2 million for the three months ended June 30, 2007 from $62.9 million for the three months ended June 30, 2006. This increase is due to a $1.6 million or 3.0% increase in rental income from Same Store and a $1.0 million increase in rental income from Acquisitions.
The increase in rental income from Same Store primarily reflects the impact of new leasing activity compared to the prior year. Occupancy at our Harborside leasehold location increased from approximately 133,000 square feet or 46.1% at June 2006 to approximately 168,000 square feet or 58.2% at June 2007. This increase in occupancy resulted in a $0.6 million increase in rental income in the current period compared to the same period in the prior year. At the Company’s Three Beaver Valley building in Wilmington Delaware there was an increase in rental income of approximately $0.3 million from the assumption of additional space by AIG Insurance Company. A net increase in rental income was also realized in the Wachovia portfolio acquired in 2004 totaling $0.3 million due primarily to a combination of net new third-party leasing activity and a lease amendment executed by the bank in October 2006 resulting in an increase in rental income. Leasing activity in properties acquired under our Formulated Price Contracts (“FPCs”) also resulted in higher rental income, up $0.5 million versus the prior period. Properties acquired under FPCs are frequently vacant when first purchased.
The increase in rental revenue from Acquisitions includes a full quarter of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007. The current period includes rental income of approximately $0.8 million primarily from the Sterling acquisition and Wachovia FPC acquisitions for which there was no revenue in the prior year period. Rental revenue increased $0.3 million in the Umpqua Western Sierra, Meadowmont, Dripping Springs portfolios. These portfolios were purchased during the three months ended June 30, 2006 and contributed rental revenue for only a portion of the prior year period.
  Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements decreased $8.7 million, or 20.1%, to $34.5 million for the three months June 30, 2007, from $43.2 million for the three months ended June 30, 2006. Property operating expenses decreased $6.5 million, or 11.1%, to $52.0 million for the three months ended June 30, 2007, from approximately $58.5 million for three months ended June 30, 2006. Total operating expense reimbursement as a percentage of total property operating expenses (“reimbursement ratio”) decreased from 73.8% to 66.3%. The decrease in both operating expense reimbursements and property operating expenses and the reduction in the reimbursement ratio are primarily the result of a lease modification affecting certain properties in our Wachovia portfolio that became effective in the current period. Under the modified terms, Wachovia, which is generally the sole tenant in the affected properties, will now pay for all operating expenses directly. Previously Wachovia self-managed these properties and the Company paid for and was subsequently reimbursed for these property operating expenses. While the tenant is responsible for the operating expenses of the affected properties under both the original lease agreement and the current modified agreement, the new terms eliminate operating expense reimbursements and property operating expenses that previously generated a reimbursement ratio of nearly 100%. The change in total operating expense reimbursements and total property operating expenses also reflects a full quarter of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007.
The table below segregates Same Store operating expense reimbursement and property operating expenses for properties affected by the Wachovia lease modification from total Same Store properties:

	Three Months ended June 30,
	2007			2006
	Total			Total
	Same	Modified	Adjusted	Same	Modified	Adjusted
	Store	Properties	Same Store	Store	Properties	Same Store
Operating expense reimbursements	$34,534	$516	$34,018	$43,239	$9,271	$33,968
Property operating expenses	53,011	609	52,402	60,716	9,376	51,340
Reimbursement ratio	65.1%	84.7%	64.9%	71.2%	98.9%	66.2%
Excluding properties affected by the Wachovia lease modification, Same Store operating expense reimbursements remained consistent at $34.0 million for the three months June 30, 2007 and June 30, 2006. Property operating expenses increased $1.1 million, or 2.1%, to $52.4 million for the three months ended June 30, 2007, from approximately $51.3 million for three months ended June 30, 2006. The reimbursement ratio on the remaining Same Store portfolio decreased to 64.9% from 66.2%.
Adjusted Same Store operating expense reimbursements were adversely affected by a lease modification at our 123 S. Broad Street property, located in Philadelphia, Pennsylvania that became effective in 2007. This modification, done in connection with the extension of a major tenant lease, reset the base year for purposes of determining the amount of operating expenses reimbursed by the tenant. As a result of this modification and increases expenses, net operating expenses were approximately $0.8 million higher in the current period versus the prior year.
The adjusted Same Store property operating expense reimbursement ratio was also impacted by the combination of an increase in expenses and a decrease in recoveries in the Regions portfolios. The Regions lease agreement contains provisions permitting the bank to vacate up to approximately 455,000 square feet over the term of the lease. Since June 30, 2006, the Bank has vacated approximately 156,000 square feet. Accordingly, the decrease in bank occupancy reduced the Bank’s proportionate share of operating expenses and negatively impacted the Company’s recovery of expenses in the current period compared to the same period last year. Additionally, in the three months ended June 30, 2006, re-measurement provisions in the Regions lease allowed the Company to record favorable operating expense reimbursement adjustments due to increases in the Bank’s historical occupancy rate for that period and prior periods. Lastly, the Regions portfolio has experienced a significant increase in repairs and maintenance expenses during the three months ended June 30, 2007 as the result of seasonal factors and the impact of deferred maintenance. These factors combined to produce an increase in net operating expenses of $1.1 million in the three months ended June 30, 2007 versus the three months ended June 30, 2006 in the Regions portfolio.

These unfavorable variances were partially offset by a reduction in impairment charges taken in the Same Store portfolio in the three months ended June 30, 2007 versus June 30, 2006. Same Store impairment charges totaled $0.4 million in the current period primarily reflecting the recapture of depreciation and amortization on properties reclassified from Held for Sale back into the Company’s core portfolio. Impairment charges in the prior period totaled $1.2 million primarily due to an impairment charge taken in connection with the execution of subleases at our Harborside, NJ leasehold location.
  Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased $2.1 million, or 26.9%, to $5.7 million for three months ended June 30, 2007, from $7.8 million for the three months ended June 30, 2006. The decrease reflects the elimination of certain expenses under our repositioning plan. These costs include rent on our former New York and European offices as well as lower salary, travel and other expenses from related staff reductions.
  Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation was $0.2 million in the three months ended June 30, 2007 compared to $2.8 million for the three months ended June 30, 2006, a decrease of $2.6 million or 92.9%. On June 26, 2007, the Company’s President and Chief Executive Officer died unexpectedly. His employment agreement contained no provision for the acceleration of unvested restricted shares upon death. As a result, such shares were forfeited at the date of death and the Company reversed $1.2 million of previously recorded stock compensation expense associated with these restricted stock awards in the current period. Additionally, there was a favorable variance of $1.3 million from the full amortization in 2006 of restricted shares issued in July and September 2003, which vested over a three year period. These decreases were partially offset by the current period issuance of additional unvested restricted shares in connection with the termination of the Company’s former 2006 Long-Term Incentive Plan and unvested restricted shares awarded under its Equity Incentive Plan.
  Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.9 million, or 6.1%, to $32.8 million for the three months ended June 30, 2007, from $30.9 million for the three months ended June 30, 2006.
Depreciation and amortization in Same Store increased $0.9 million from $29.9 million for the three months ended June 30, 2006, to $30.8 million for the three months ended June 30, 2007. This increase primarily reflects depreciation on improvements in the Bank of America portfolio acquired in 2003, the Harborside leasehold and the Regions portfolio recorded in the three months ended June 30, 2007.
Depreciation and amortization within Acquisitions increased $0.8 million primarily due to the three months ended June 30, 2007 including a full quarter of expense for Acquisitions purchased in 2006 and a partial period of expense for Acquisitions purchased in 2007.
  Interest and Other Income
Interest income increased $0.3 million, or 20.0%, to $1.8 million for the three months ended June 30, 2007, from $1.5 million for the three months ended June 30, 2006. The increase reflects $0.8 million of interest income earned on Treasury securities purchased and pledged in connection with a series of in-substance defeasance transactions completed over the prior 12 months. Additionally, the Company received $0.6 million upon the termination of a proposed financing transaction.
In addition, during the three months ended June 30, 2007, the Company concluded that payments from a tenant in the amounts of $1.1 million and $0.3 million, which were received during the quarters ended December 31, 2006 and March 31, 2007, respectively, in connection with vacating space, should have been deferred and amortized over the remaining lease term. The Company has evaluated, on both a quantitative and qualitative basis, the impact of this adjustment on the prior period interim and annual statements, and concluded that it is not material to those financial statements. This analysis was performed in accordance with SAB No. 99 and SAB No. 108 and included, among other factors, the impact these errors had on the Company’s net income (loss) and loss from continuing operations for the interim periods affected, as well as the impact on the estimated net loss for the 12 months ended December 31, 2007. During the three months ended June 30, 2007, the Company corrected the error by recording a reduction in other income of $1.0 million.
  Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt decreased $2.2 million, or 6.3%, to $32.9 million for the three months ended June 30, 2007, from $35.1 million for the three months ended June 30, 2006.
Mortgage Interest. Interest expense on permanent mortgages decreased $0.8 million to $24.6 million for the three months ended June 30, 2007, from $25.5 million for the three months ended June 30, 2006. The decrease in interest expense on permanent mortgages primarily reflects reductions in average outstanding balances due to refinancing of mortgages with advances from our secured credit facility or other permanent financing, early extinguishment of mortgages with high interest rates or high debt constants and extinguishment of related debt within the Same Store portfolio, and scheduled debt amortization.
In the second and fourth quarters of 2006, we refinanced approximately $19.0 million and $40.3 million of debt related to our One Montgomery and Pitney Bowes – Wachovia properties, respectively, with advances under our secured credit facility. Additionally, we refinanced a total of $68.2 million in acquisition bridge financings related to our One Colonial and One Citizens properties in December 2006. In December 2006 and January 2007, we extinguished 24 mortgages totaling $17.6 million that had high debt constants and nominal prepayment costs. The decrease in interest expense caused by these payments and refinancings was partially offset by interest expense from new borrowings from our Sterling Bank portfolio acquisition in December 2006 and permanent financing of 32 properties previously under our secured credit facility in May 2007.

Secured Credit Facility. Interest expense on our secured credit facility decreased by $1.4 million from $4.6 million for the three months ended June 30, 2006, to $3.2 million for the three months ended June 30, 2007. This decrease is attributable to a decrease in average advances to $146.0 million during the three months ended June 30, 2007, compared to $225.8 million during the three months ended June 30, 2006, partially offset by an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 7.2% during the three months ended June 30, 2007, from 6.8% during the three months ended June 30, 2006. We used this facility to finance the purchase of the Western Sierra portfolio and other single acquisitions acquired during 2006 and to provide financing for purchases under our formulated price contracts. We also refinanced certain mortgages with the secured credit facility where we were able to lower interest rates, increase funds availability or reduce high debt constants.
  Gain on Disposal of Properties in Continuing Operations
The Company sold one parcel of land for a net gain of $0.6 million in the three months ended June 30, 2007. During the three months ended June 30, 2006, the Company realized a gain of $0.4 million related to the sale of four parcels of land.
  Equity in Loss from Unconsolidated Joint Venture
During the three months ended June 30, 2007, our allocated share in the loss of our Citizens Bank unconsolidated joint venture totaled $0.7 million. This loss includes our allocated portion of depreciation and interest expense totaling $2.1 million. The Company earns a management fee of 0.15% of property value under management, defined as the original purchase price. The gross amount of management fees, totaling $0.1 million are included in other income from continuing operations.
  Minority Interest
Minority interest was $0.1 million for the three months ended June 30, 2007 compared to $1.1 million in the three months ended June 30, 2006. These amounts represent an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from 801 Market Street property to third parties that own a minority interest in that property. The decrease in minority interest allocation also reflects the 99.9% allocation of an incentive management fee expense to the minority interest shareholder of 801 Market Street which was incurred and recorded during the three months ended June 30, 2006. No such fee was incurred or recorded in the three months ended June 30, 2007. Additionally, the proportionate share of our Operating Partnership held by unitholders has decreased from approximately 2.5% at June 30, 2006 to 1.4% at June 30, 2007. Accordingly, the amount of net loss allocable to these unitholders has decreased.
  Discontinued Operations
Following the announcement of its repositioning plan on August 17, 2006, the Company began a process of identifying and disposing of non-core assets and selected marquee properties. Included in discontinued operations is State Street Financial Center, sold in December 2006, HSBC Operations Center, sold in January 2007 and Fireman’s Fund Insurance Company building, sold in May 2007. In addition, discontinued operations includes 181 non-core properties included in held for sale at June 30, 2007 and 17 non-core properties which were sold during the three months ended June 30, 2007, representing 4,239,000 and 382,000 square feet, respectively.
  Discontinued Operations — Loss from Discontinued Operations
Loss from discontinued operations increased $1.6 million to a loss of $12.1 million, net of minority interest, for the three months ended June 30, 2007, from a loss of $10.5 million, net of minority interest, for the three months ended June 30, 2006. The increase in loss from discontinued operations reflects the combination of lower net operating income from properties included in discontinued operations and higher impairment charges recorded in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. These increases were partially offset by lower depreciation and interest expense in the current three month period compared to the similar period in the prior year.
A majority of the properties included in discontinued operations, including large stand-alone properties such as State Street Financial Center, Fireman’s Fund, and HSBC Operations Center, were owned and operated by the Company as of and for the quarter ended June 30, 2006, but sold prior to June 30, 2007. Accordingly, discontinued operations for these properties includes three months of operating results for the period ended June 30, 2006, but less than three months of operating results for these properties for the period ended June 30, 2007 due to the property’s sale prior to this date. As a result, the change in loss from discontinued operations reflects a decrease in net operating income of $17.7 million.
The decrease in net operating income was offset by lower interest and depreciation and amortization expense. Interest expense on properties included in discontinued operations decreased approximately $14.4 million primarily due to the sale of encumbered properties during or after the three months ended June 30, 2006 but prior to June 30, 2007 such as State Street Financial Center, Fireman’s Fund and HSBC Operations Center. These properties incurred partial or no interest expense in the three months ended June 30, 2007. Depreciation and amortization expense on properties included in discontinued operations at June 30, 2007 decreased approximately $13.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Depreciation and amortization on a property ceases subsequent to being reclassified as held for sale. As a result, depreciation and amortization expense was incurred on many of these properties during the three months ended June 30, 2006, but not during the comparable period in 2007.
The Company also recorded impairment charges of $12.7 million on properties included in discontinued operations during the three months ended June 30, 2007 compared to $1.1 million during the three months ended June 30, 2006, an increase of $11.6 million. The increase in impairment charges primarily reflects the accrual of costs anticipated to be incurred on properties held for sale such as charges to repair or demise the premises.
  Discontinued Operations — Yield Maintenance Fees and Gains on Extinguishment of Debt
During the quarter ended June 30, 2007, we sold one property, the Fireman’s Fund Insurance Company Building that was encumbered by a mortgage. The buyer assumed the Company’s mortgage obligation resulting in a gain to the Company on extinguishment of $8.3 million. This gain represents the difference between the net carrying value of the debt and its market value on the date of sale. In comparison, during the quarter ended June 30, 2006, we sold eight properties encumbered by a mortgage and incurred related charges on the early extinguishment of debt of approximately $11.4 million, net of minority interest.
  Discontinued Operations — Net Gains
During the three months ended June 30, 2007 and 2006, we sold 18 and 41 properties for gains of $39.5 million and $61.4 million, net of minority interest and income tax expense, respectively.
We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of identification or acquisition and dispose of them within approximately 12 months. The Company generally disposes of properties within its taxable REIT Subsidiary. If we sell properties at a gain, we may incur income tax liability. The Company did not record any income tax expense or benefit based on dispositions and other activities occurring in the three months ended June 30, 2007 as the taxable REIT subsidiary generated a taxable loss. During the three months ended June 30, 2007 and 2006, the Company sold one and five properties through its operating partnership, generating a net gain of $38.7 million and $56.9 million, respectively. The Company reviewed the terms of the transactions and concluded that no income tax accrual was required related to these dispositions.

Comparison of the Six Months Ended June 30, 2007 and 2006
The following comparison of our results of operations for the six months ended June 30, 2007 to the six months ended June 30, 2006, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2006 and still owned by us at June 30, 2007, excluding assets held for sale at June 30, 2007; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2006 through June 30, 2007; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Acquisitions include the Heritage Oaks portfolio, Sterling portfolio, Banner Elk, Umpqua Western Sierra, Meadowmont, Dripping Springs, Hinsdale, National City portfolio and properties acquired under our formulated price contracts.

					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
Amounts in thousands:	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
Rental income	$127,191	$123,339	$5,488	$1,990	$243	$(594)	$132,922	$124,735
Operating expense reimbursements	69,297	83,696	379	143	(163)	(160)	69,513	83,679

Total revenues	196,488	207,035	5,867	2,133	80	(754)	202,435	208,414
Property operating expenses	104,391	116,151	3,796	1,515	(3,870)	(5,077)	104,317	112,589

Net operating income (1)	92,097	90,884	2,071	618	3,950	4,323	98,118	95,825

Marketing, general and administrative	—	—	—	—	10,750	14,136	10,750	14,136
Amortization of deferred equity compensation	—	—	—	—	1,575	5,322	1,575	5,322

Earnings before interest, depreciation and amortization	92,097	90,884	2,071	618	(8,375)	(15,135)	85,793	76,367
Depreciation and amortization	60,720	60,573	2,265	455	2,267	1,733	65,252	62,761

Operating income	$31,377	$30,311	$(194)	$163	$(10,642)	$(16,868)	20,541	13,606

Interest and other income							2,743	2,467
Interest expense							(65,756)	(68,995)
Gain on sale of properties in continuing operations							680	817
Equity in (loss) income from joint venture							(1,460)	19
Minority interest							80	1,619

Loss from continuing operations							(43,172)	(50,467)

Discontinued operations, net							(13,604)	(15,588)
Yield maintenance fees and gain on extinguishment of debt, net							6,294	(13,540)
Net gains on disposals, net							46,708	69,644

Income from discontinued operations							39,398	40,516

Net loss							$(3,774)	$(9,951)

(1) We use the term “net operating income” when discussing our financial results, which represents total revenues less total property operating expenses. In our opinion, net operating income (or NOI) is helpful to investors as a measure of the Company’s performance as an equity REIT because it provides investors with an understanding of the Company’s operating performance and profitability. NOI is a non-GAAP financial measure commonly used in the REIT industry, and therefore, this measure may be useful in comparing the Company’s performance with that of other REITs. NOI should be evaluated along with GAAP net loss in evaluating the performance of equity REITs. The above table reconciles NOI to GAAP net loss.
Rental Revenue
Rental income increased $8.2 million, or 6.6%, to $132.9 million for the six months June 30, 2007 from $124.7 million for the six months ended June 30, 2006. This increase is primarily due to a $3.9 million or 3.2% increase in rental income from Same Store and a $3.5 million increase in rental income from Acquisitions.
The increase in rental income from Same Store primarily reflects the impact of net new leasing activity compared to the prior year. Occupancy at our Harborside leasehold location increased from approximately 133,000 square feet or 41.4% at December 2005 to approximately 168,000 square feet or 58.2% at June 2007. This increase in occupancy resulted in a $1.4 million increase in rental income in the current period compared to the same period in the prior year. New leasing in certain properties acquired under our Formulated Price Contract (“FPC’s”) also resulted in higher rental income, up $1.4 million versus the prior period. Properties acquired under such FPC’s are frequently vacant when purchased. Additionally, the Company realized an increase in rental income of $1.0 million due to lease up of space in our Bank of America portfolio acquired in 2003.

The increase in rental revenue from Acquisitions includes a full six months of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007. Significant acquisition activity includes the National City portfolio, acquired in March 2006, the Umpqua Western Sierra acquisition completed in June 2006 and the Sterling Bank portfolio, acquired in December 2006.
  Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements decreased $14.2 million, or 17.0%, to $69.5 million for the six months June 30, 2007, from $83.7 million for the six months ended June 30, 2006. Property operating expenses decreased $8.3 million, or 7.4%, to $104.3 million for the six months ended June 30, 2007, from approximately $112.6 million for six months ended June 30, 2006. Total operating expense reimbursement as a percentage of total property operating expenses (“reimbursement ratio”) decreased from 74.3% to 66.6%. The decrease in both operating expense reimbursements and property operating expenses and the reduction in the reimbursement ratio are primarily the result of a lease modification affecting certain properties in our Wachovia portfolio that became effective in the current period. Under the modified terms, Wachovia, which is generally the sole tenant in the affected properties, will now pay for all operating expenses directly. Previously Wachovia self-managed these properties and the Company paid for and was subsequently reimbursed for these property operating expenses. While the tenant is responsible for the operating expenses of the affected properties under both the original lease agreement and the current modified agreement, the new terms eliminate operating expense reimbursements and property operating expenses that previously generated a reimbursement ratio of nearly 100%. The change in total operating expense reimbursements and total property operating expenses also reflects a full six months of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007.
The table below segregates Same Store operating expense reimbursement and property operating expenses for properties affected by the Wachovia lease modification from total Same Store properties:

	Six Months ended June 30,
	2007			2006
	Total			Total
	Same	Modified	Adjusted	Same	Modified	Adjusted
	Store	Properties	Same Store	Store	Properties	Same Store
Operating expense reimbursements	$69,297	$2,566	$66,731	$83,696	$17,946	$65,750
Property operating expenses	104,391	2,706	101,685	116,151	18,203	97,948
Reimbursement ratio	66.4%	94.8%	65.6%	72.1%	98.6%	67.1%
Excluding properties affected by the Wachovia lease modification, Same Store operating expense reimbursements increased $1.0 million, or 1.5%, to $66.7 million for the six months June 30, 2007 from $65.7 million for the six months ended June 30, 2006. Property operating expenses increased $3.8 million, or 3.9%, to $101.7 million for the six months ended June 30, 2007, from approximately $97.9 million for six months ended June 30, 2006. The reimbursement ratio on the remaining Same Store portfolio decreased to 65.6% from 67.1%.
Adjusted Same Store operating expense reimbursements were adversely affected by a current period lease modification at our 123 S. Broad Street property, located in Philadelphia, Pennsylvania. This modification, done in connection with the extension of a major tenant lease, reset the base year for purposes of determining the amount of operating expenses reimbursed by the tenant. As a result of this modification and increases expenses, net operating expenses were approximately $1.5 million higher in the current period versus the prior year.
Adjusted Same Store property operating expenses were also impacted by the combination of an increase in expenses and a decrease in recoveries in the Regions portfolios. The Regions lease agreement contains provisions permitting the bank to vacate up to approximately 455,000 square feet over the term of the lease. Since June 30, 2006, the Bank has vacated approximately 156,000 square feet. Accordingly, the decrease in bank occupancy reduced the Bank’s proportionate share of operating expenses and negatively impacted the Company’s recovery of expenses in the current period compared to the same period last year. Additionally, in the six months ended June 30, 2006, re-measurement provisions in the Regions lease resulted allowed the Company to record favorable operating expense reimbursement adjustments due to increases in the Bank’s historical occupancy rate for that period and prior periods. Lastly, the Regions portfolio has experienced a significant increase in repairs and maintenance expenses during the six months ended June 30, 2007 as the result of seasonal factors and the impact of deferred maintenance. These factors combined to produce an increase in net operating expenses of $1.5 million in the six months ended June 30, 2007 versus the six months ended June 30, 2006 in the Regions portfolio.
These unfavorable variances were partially offset by a reduction in impairment charges taken in the Same Store portfolio in the six months ended June 30, 2007 versus June 30, 2006. Same Store impairment charges totaled $1.5 million in the current period primarily reflecting impairment charges on land sold during the period and the recapture of depreciation and amortization on properties reclassified from Held for Sale back into the Company’s core portfolio. Impairment charges in the prior period totaled $2.0 million primarily due to an impairment charge taken in connection with the execution of subleases at our Harborside, NJ leasehold location.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased $3.3 million, or 23.4%, to $10.8 million for six months ended June 30, 2007, from $14.1 million for the six months ended June 30, 2006. The decrease reflects achieved results in the current period of reducing expenses under our repositioning plan. These costs include rent on our former New York and European offices as well as lower salary, travel and other expenses from related staff reductions.
  Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation was $1.6 million in the six months ended June 30, 2007 compared to $5.3 million for the six months ended June 30, 2006, a decrease $3.7 million or 69.8%. On June 26, 2007, the Company’s President and Chief Executive Officer died unexpectedly. His employment agreement contained no provision for the acceleration of unvested restricted shares upon death. As a result, such shares were forfeited at the date of death and the Company reversed $1.2 million of previously recorded stock compensation expense associated with these restricted stock awards in the current period. Additionally, there was a favorable variance of $2.6 million from the full amortization of restricted shares issued in July and September 2003, which vested over a three year period. These decreases were partially offset by the current year issuance of additional unvested restricted shares in connection with the termination of the Company’s former Long-term Incentive Plan as well unvested restricted shares awarded under its Equity Incentive Plan.
  Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.5 million, or 4.0%, to $65.3 million for the six months ended June 30, 2007, from $62.8 million for the six months ended June 30, 2006.
The increase of $1.8 million in depreciation in Acquisitions is primarily related to the timing of acquisitions due to depreciation and amortization expense for the six months ended June 30, 2007 including a full six months of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007.
Depreciation and amortization in Same Store increased $0.1 million from $60.6 million for the six months ended June 30, 2006, to $60.7 million for the six months ended June 30, 2007. This increase primarily reflects additional depreciation on improvements at within the Bank of America portfolio acquired in 2003, our Harborside leasehold and Regions portfolio.
In addition, during the six months ended June 30, 2007, the Company concluded that payments from a tenant in the amounts of $1.1 million and $0.3 million, which were received during the quarters ended December 31, 2006 and March 31, 2007, respectively, in connection with vacating space, should have been deferred and amortized over the remaining lease term. The Company has evaluated, on both a quantitative and qualitative basis, the impact of this adjustment on the prior period interim and annual statements, and concluded that it is not material to those financial statements. This analysis was performed in accordance with SAB No. 99 and SAB No. 108 and included, among other factors, the impact these errors had on the Company's net income (loss) and loss from continuing operations for the interim periods affected, as well as the impact on the estimated net loss for the 12 months ended December 31, 2007. During the six months ended June 30, 2007, the Company corrected the error by recording a reduction in other income of $1.0 million.
  Interest and Other income
Other income increased $0.2 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase reflects $1.5 million of interest income earned on Treasury securities purchased and pledged in connection with a series of in-substance defeasance transactions completed over the prior 12 months. Additionally, the Company received $0.6 million upon the termination of a proposed financing transaction.
In addition, during the six months ended June 30, 2007, the Company concluded that payments from a tenant in the amounts of $1.1 million and $0.3 million, which were received during the quarters ended December 31, 2006 and March 31, 2007, respectively, in connection with vacating space, should have been deferred and amortized over the remaining lease term. The Company has evaluated, on both a quantitative and qualitative basis, the impact of this adjustment on the prior period interim and annual statements, and concluded that it is not material to those financial statements. This analysis was performed in accordance with SAB No. 99 and SAB No. 108 and included, among other factors, the impact these errors had on the Company’s net income (loss) and loss from continuing operations for the interim periods affected, as well as the impact on the estimated net loss for the 12 months ended December 31, 2007. During the six months ended June 30, 2007, the Company corrected the error by recording a reduction in other income of $1.0 million.
  Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt decreased $3.2 million, or 4.6%, to $65.8 million for the six months ended June 30, 2007, from $69.0 million for the six months ended June 30, 2006.
Mortgage Interest. Interest expense on permanent mortgages decreased $3.0 million to $58.0 million for the six months ended June 30, 2007, from $61.0 million for the six months ended June 30, 2006. The decrease in interest expense on permanent mortgages primarily reflects reductions in average outstanding balances due to refinancing of mortgages with advances from our secured credit facility or other permanent financing, early extinguishment of mortgages with high interest rates or high debt constants, sales of properties and extinguishment of related debt within the Same Store portfolio, and scheduled debt amortization.
In the second and fourth quarters of 2006, we refinanced approximately $19.0 million and $40.3 million of debt related to our One Montgomery and Pitney Bowes – Wachovia properties, respectively, with advances under our secured credit facility. Additionally, we refinanced a total of $68.2 million in acquisition bridge financings related to our One Colonial and One Citizens properties in December 2006. In December 2006 and January 2007, we extinguished 24 mortgages totaling $17.6 million that had high debt constants and nominal prepayment costs. The decrease in interest expense caused by these payments and financings was partially offset by interest expense from new borrowings related to our Sterling Bank portfolio acquisition in December 2006 and the permanent financing in May 2007 of 32 properties previously assigned to our secured credit facility.
Secured Credit Facility. Interest expense on our secured credit facility decreased by $0.3 million from $8.0 million for the six months ended June 30, 2006, to $7.7 million for the six months ended June 30, 2007. This decrease is attributable to a decrease in average advances to $179.4 million during the six months ended June 30, 2007, compared to $203.2 million during the six months ended June 30, 2006, partially offset by an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 7.2% during the six months ended June 30, 2007, from 6.7% during the six months ended June 30, 2006. We used this facility to finance the purchase of the Western Sierra portfolio and other single acquisitions acquired during 2006 and to provide financing for purchases under our formulated price contracts. We also refinanced certain mortgages with the secured credit facility where we were able to lower interest rates, increase funds availability or reduce high debt constants.
  Gain on Disposal of Properties in Continuing Operations
The Company sold 15 parcels of land for a net gain of $0.7 million in the six months ended June 30, 2007. During the six months ended June 30, 2006, the Company realized a gain of $0.8 million related to the sale of six parcels of land.
  Equity in Loss from Unconsolidated Joint Venture
During the six months ended June 30, 2007, our allocated share in the loss of our Citizens Bank unconsolidated joint venture totaled $1.5 million. This loss includes our allocated portion of depreciation and interest expense totaling $4.2 million. The Company earns a management fee of 0.15% of property value under management, defined as the original purchase price. The gross amount of management fees, totaling $0.3 million are included in other income from continuing operations.
  Minority Interest
Minority interest was $0.1 million and $1.6 million, during the six months ended June 30, 2007 and June 30, 2006, respectively. During the six months ended June 30, 2007, and 2006, this amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from 801 Market Street property to third parties that own a minority interest in that property. The decrease in minority interest allocation reflects a decrease in the proportionate share of our Operating Partnership held by unitholders. The share of our Operating Partnership held by unitholders has decreased from approximately 2.5% at June 30, 2006 to 1.4% at June 30, 2007. Accordingly, the amount of net loss allocable to these unitholders has decreased as well. The decrease in minority interest allocation also reflects the 99.9% allocation of an incentive management fee expense to the minority interest shareholder of 801 Market Street which was incurred and recorded during the six months ended June 30, 2006. No such fee was incurred or recorded in the six months ended June 30, 2007.
  Discontinued Operations
Following the announcement of its repositioning plan on August 17, 2006, the Company began a process of identifying and disposing of non-core assets and selected marquee properties. Included in discontinued operations is State Street Financial Center, sold in December 2006, HSBC Operations Center, sold in January 2007 and Fireman’s Fund Insurance Company building, sold in May 2007. In addition, discontinued operations includes 181 non-core properties included in held for sale at June 30, 2007 and 52 non-core properties which were sold during the six months ended June 30, 2007, representing 4,239,000 and 1,318,000 square feet, respectively.
  Discontinued Operations — Loss from Discontinued Operations
Loss from discontinued operations increased $2.0 million to a loss of $13.6 million, net of minority interest, for the six months ended June 30, 2007, from a loss of $15.7 million, net of minority interest, for the six months ended June 30, 2006. The increase in loss from discontinued operations reflects the combination of lower net operating income from properties included in discontinued operations and higher impairment charges recorded in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These increases were partially offset by lower depreciation and interest expense in the current six month period compared to the similar period in the prior year.
A majority of the properties included in discontinued operations, including large stand-alone properties such as State Street Financial Center, Fireman’s Fund, and HSBC Operations Center, were owned and operated by the Company as of and for the periods ended June 30, 2006, but sold prior to June 30, 2007. Accordingly, discontinued operations for these properties includes six months of operating results for the period ended June 30, 2006, but less than six months of operating results for these properties for the period ended June 30, 2007 due to the property’s sale prior to this date. As a result, the change in loss from discontinued operations reflects a decrease in net operating income of $37.4 million.
The decrease in net operating income was offset by lower interest and depreciation and amortization expense. Interest expense on properties included in discontinued operations decreased approximately $26.8 million primarily due to the sale of encumbered properties during or after the six months ended June 30, 2006 but prior to June 30, 2007 such as State Street Financial Center, Fireman’s Fund and HSBC Operations Center. These properties incurred partial or no interest expense in the six months ended June 30, 2007. Depreciation and amortization expense on properties included in discontinued operations at June 30, 2007 decreased approximately $27.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Depreciation and amortization on a property ceases subsequent to being reclassified as held for sale. As a result, depreciation and amortization expense was incurred on many of these properties during the six months ended June 30, 2006, but not during the comparable period in 2007.
The Company also recorded impairment charges of approximately $15.8 million on properties included in discontinued operations during the six months ended June 30, 2007 compared to approximately $1.4 million during the six months ended June 30, 2006, an increase of approximately $14.4 million. The increase impairment charges primarily reflects the accrual costs anticipated to be incurred on properties held for sale such as charges to repair or demise the premises.
  Discontinued Operations — Yield Maintenance Fees and Gains on Extinguishment of Debt
During the six months ended June 30, 2007, we sold three properties encumbered by mortgages. The Company’s mortgage note encumbering the Fireman’s property was assumed by the purchaser which resulted in a gain on the extinguishment of debt of $8.3 million. This gain represents the difference between the net carrying value of the debt and its market value on the date of sale. In addition, the Company repaid two other mortgage notes during this period and incurred yield maintenance charges of approximately $1.9 million. In comparison, during the quarter ended June 30, 2006, we sold four properties encumbered by mortgages and incurred prepayment and yield maintenance charges of approximately $13.5 million, net of minority interest.
  Discontinued Operations — Net Gains
During the six months ended June 30, 2007 and 2006, we sold 54 and 65 properties for a gain of $46.7 million and $69.6 million, net of minority interest and income tax expense, respectively.
We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of identification or acquisition and dispose of them within approximately 12 months. The Company generally disposes of properties with in it taxable REIT subsidiary. If we sell properties at a gain, we may incur income tax liability. The Company did not record any income tax expense or benefit based on dispositions and other activities occurring in the six months ended June 30, 2007 as the taxable REIT subsidiary generated a taxable loss. During the six months ended June 30, 2007 and 2006, the Company sold two and five properties through its operating partnership, generating a net gain of $43.1 million and $56.9 million, respectively. The Company reviewed the terms of the transactions and concluded that no income tax accrual was required related to these dispositions.

Cash Flows for the Six Months Ended June 30, 2007
Cash flows from operating activities were $49.9 million for the six months ended June 30, 2007 compared to $35.9 million for the six months ended June 30, 2006, an increase of $14.0 million. This increase in cash flows from operating activities is significantly impacted by property sales over the preceding 12 months and the operating cash flow that these properties generated. Since June 30, 2006, the Company has disposed of nearly $1.1 billion of real estate assets and the cash flows attributable to them. Most of these sales were executed as part of the Company’s repositioning plan announced in August 2006 which included as an objective the disposal of non-core assets. A significant portion of the properties identified as non-core are vacant. However, the most significant source of net sales proceeds resulted from the sale of two fully occupied marquee properties, which enabled the company to achieve its overall de-leveraged objectives. As a result, the remaining 181 properties held for sale at June 30, 2007 have sub-standard occupancy, which approximates 57.8%, and generally produce negative operating cash flows. The Company believes that selling the remaining non-core properties will eliminate a significant source of negative operating cash flows and improve overall performance.
It is the Company’s objective to generate cash flow from operations sufficient to fund its operations, meet debt service and provide for its dividend payments. The Company was able to partially meet that objective in the six months ended June 30, 2007 due to rent payments received in advance and recorded as deferred revenue. These payments include a $40.4 million annual rent payment received in the first quarter of each year related to the Dana portfolio and $6.1 million of standby subtenant fees from Charles Schwab & Co., Inc. Accordingly, the Company expects cash flows from operations will decline in future quarters due to the non-recurring nature of these annual payments. Additionally the standby subtenant fees received from Charles Schwab & Co., Inc. will terminate completely in December, 2007.
Net cash provided by investing activities was approximately $136.1 million for the six months ended June 30, 2007 compared to cash provided by investing activities of $213.4 million in the six months ended June 30, 2006. The cash flows from investing activities, generated during the six months ended June 30, 2007 reflect the execution of the Company’s repositioning plan, which began in 2006, and a refocus on core business operations to improve financial and operating performance. A key component of that plan was the sale of non-core real estate assets. Consistent with this objective, investment activities in the six months ended June 30, 2007 reflect our current emphasis on the sale of non-core real estate assets. Included in property dispositions in 2007 were the sale of 54 properties and 15 land parcels, including Fireman’s Fund Headquarters which was sold for a purchase price of $310.2 million after transactions costs and HSBC Operations Center which was sold for proceeds of $27.3 million after transaction costs. Proceeds from sales of non-core assets and other dispositions decreased by $131.4 million from $372.5 million during the six months ended June 30, 2006 to $241.1 million during the six months ended June 30, 2007. Proceeds from the sale of real estate assets in the six months ended June 30, 2006 include the proceeds from the sale of five 100% leased properties to Resnick Development Corp which was a specific transaction outside of the scope of our repositioning plan. Conversely, cash paid for the acquisition of real estate investments decreased from $111.6 million in the six months ended June 30, 2006 to $39.1 million in the six months ended June 30, 2007. Acquisitions in the six months ended June 30, 2007 reflects the purchase of 41 properties, the majority of which were comprised of properties purchased under existing formulated price contracts. Other significant investing activities include the purchase of $45.4 million of treasury securities which were acquired in connection with property defeasance transactions completed during the six months ended June 30, 2007
Net cash used in financing activities was approximately $217.6 million for the six months ended June 30, 2007 compared with $276.8 million used in the six months ended June 30, 2006. A significant portion of the cash proceeds from the sale of non-core assets were used to repay borrowings in order to de-lever our balance sheet. Net mortgage and credit facility cash activity in the six months ended June 30, 2007 reflects the repayment of $166.6 million in borrowings. In addition to the debt repayments, the Company extinguished $186.1 million of debt which was assumed by the purchaser of Fireman’s Fund Headquarters. Net mortgage and credit facility cash activity in the six months ended June 30, 2006 reflects the repayment of $203.5 million in borrowings but do not include $66.1 million of debt assumed by the purchaser of five properties by Resnick Development Corp. Dividends and distributions totaled $51.9 million for the six months ended June 30, 2007 compared to $72.6 million for the six months ended June 30, 2006. This reduction in dividends and distributions primarily reflects the reduction in our dividend rate announced in August 2006. Our quarterly dividend rate decreased from $0.27 per share during the six months ended June 30, 2006 to $0.19 per share for the six months ended June 30, 2007, or a total decrease in dividends and distributions of approximately $20.7 million. Finally, the Company repurchased $25.0 million of its shares pursuant to a repurchase plan authorized by its Board of Trustees, which approved the repurchase of up to $100.0 million common shares, during the six months ended June 30, 2007.
Cash Flows for the Six Months Ended June 30, 2006
During the six months ended June 30, 2006, net cash provided by operating activities was approximately $35.9 million. The level of cash flows provided by operating activities is affected by the timing of interest payments. It is also affected by the receipt of scheduled rent payments particularly in the Bank of America, N.A. portfolio purchased in October 2004 due to higher rental revenue in the initial 12 month period and the timing of the payment of operating expenses. The increase in deferred revenue is due to the receipt of approximately $40.4 million from Bank of America N.A. in January 2006 under the terms of a lease that we assumed in the acquisition of Dana Commercial Credit portfolio. We also received $6.1 million of standby subtenant fees from Charles Schwab & Co., Inc. during the six months ended June 30, 2006. The quarterly prepayment received from Charles Schwab & Co., Inc increased from $2.4 million to $3.1 million in 2006 compared to 2005, and the final quarterly installment of prepaid sublease management fees of $0.6 million was paid on December 31, 2005. These changes were partially offset by the increase in restricted cash and prepaid expenses and other assets as result of the prepayment of interest expense associated with the refinancing of the debt on the Dana Commercial Credit portfolio and various real estate tax escrows.
Net cash provided by investing activities was approximately $213.4 million. Investing activities consisted primarily of payments for acquisitions and an investment in a joint venture, net of cash acquired and deposits paid in previous periods, of approximately $131.4 million. Such acquisitions consisted of 16 properties acquired from National City Bank, eight properties from Western Sierra and various properties under our formulated price contracts. Additionally, we spent approximately $19.9 million related to capital expenditures and increased our restricted cash by approximately $7.6 million. These payments were partially offset by proceeds from sales of real estate of approximately $372.5 million, including proceeds from the sale of five 100% leased properties to Resnick Development Corp.
Net cash used in financing activities was approximately $276.8 million. Financing activities consisted primarily of (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $72.6 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $262.8 million, and (iii) approximately $1.9 million paid for deferred financing costs. These outflows were partially offset by proceeds from our secured credit facility of approximately $59.3 million, to fund a portion of the purchase price of the properties acquired during the six months ended June 30, 2006, and approximately $1.2 million related to the exercise of stock options by a former executive officer.
Liquidity and Capital Resources
  Short-Term Liquidity Requirements
We had an aggregate of $74.5 million of cash and cash equivalents as of June 30, 2007, of which $35.9 million was in lock box accounts to fund monthly contractual debt service payments and lender reserve requirements.
As of June 30, 2007, we had $73.4 million of advances outstanding from our secured credit facility, $245.1 million of collateralized availability, and an additional $81.5 million of uncollateralized availability under this facility. We are currently working with a lender to refinance 29 properties pledged to this facility. We anticipate using the proceeds from this refinancing to repay the secured credit facility advances relating to these 29 properties and to repay additional advances under this facility.
In addition to our secured credit facility, we have an unsecured credit facility with a $60.0 million borrowing limit, available for general corporate purposes, which includes a $60.0 million sub-limit for letters of credit. In June 2006, the unsecured credit facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As of June 30, 2007, we had $73.2 million of letters of credit outstanding, consisting of $57.9 million of unsecured letters of credit and $15.3 million of cash collateralized letters of credit, resulting in net availability of approximately $2.1 million.
As of July 31, 2007, we had approximately $89.3 million of cash and cash equivalents versus $74.5 million as of June 30, 2007. This increase during the period from June 30, 2007 to July 31, 2007 primarily relates to $96.5 million of advances from our secured credit facility, $61.3 million payment for the partial defeasance of one of our non-recourse financings (described in more detail below), $25.0 million dividend and unitholder payments for the second quarter, $9.8 million interest payment on our convertible senior notes, and $13.8 million net proceeds from sale of non-core properties.
During July 2007 we removed 63 properties from a non-recourse loan, through a partial defeasance of the loan, collateralized by the Bank of America properties we acquired in October 2004. These properties were released in advance of their expected disposition during the remainder of 2007. As part of the partial defeasance transaction, we were required to make a payment of $56.3 million to purchase the defeasance collateral and for the payment of related transaction costs. Simultaneously with the partial defeasance transaction we posted an additional debt service reserve of $5.0 million for the loan as required by the loan servicer as a condition of their approving the partial defeasance. Subsequent to the release of properties we sold nine of the corresponding properties for net sales proceeds of $10.0 million. We anticipate selling the remainder of the 63 properties through 2007 but we cannot ensure we will successfully close these dispositions. If such properties are not sold in a timely manner, our liquidity position could be adversely affected.
As of June 30, 2007, we had executed agreements of sale related to the disposition of non-core properties with estimated proceeds of approximately $58.3 million, net of transaction related expenses, debt extinguishment and loan defeasance costs. We anticipate closing a portion of these dispositions in the fourth quarter of 2007, with estimated net proceeds of $51.1 million in the third quarter and $7.2 million in the fourth quarter. We cannot ensure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.
Excluding acquisitions under our formulated price contracts, as of June 30, 2007, we had no pending acquisitions under contract. As of June 30, 2007, we had approximately $44.8 million in pending acquisitions under outstanding notifications under our formulated price contracts. Subsequent to June 30, 2007, we received notifications for an additional 7 properties with an estimated purchase price of $8.8 million under our formulated price contracts. Pursuant to our formulated price contracts, we acquire or assume leasehold interests in the surplus bank branches of financial institutions at a formulated price established by independent appraisals. We are still in due diligence periods and have not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate acquiring, based on the appraisals we have received for similar properties. The acquisition of these properties will be principally funded with available cash, proceeds generated by property disposition and our secured line of credit.
As of June 30, 2007, we had 10 formulated price contracts with banking institutions, including contracts with two of the four largest depositary institutions in the United States. Unless terminated, our formulated price contracts automatically renew on an annual basis. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms, or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.
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
Our properties are encumbered by mortgages and other financing agreements aggregating approximately $2,116.1 million in outstanding principal, excluding unamortized premiums and discounts, as of June 30, 2007, with a weighted average remaining term of 9.7 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.55%. During the period from July 1, 2007 through December 31, 2007, we are required to pay $100.0 million in mortgage principal payments, which includes $34.7 million on our secured credit facility, $49.9 million of balloon payments on mortgage loans, and $15.4 million of contractual mortgage principal amortization. The table below summarizes the properties financed and the principal payments required as of June 30, 2007, in the following calendar years (dollars in millions):

			Balance at	Coupon
		Number of	June 30,	Interest	Remainder
Property/Borrowing		Properties	2007 (1)	Rate (1)	of 2007	2008	2009	2010	2011	Thereafter
Convertible Senior Notes	(5)	0	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	(2)	123	376.7	5.47%	5.1	10.6	11.2	11.9	12.5	325.4
Bank of America, N.A. acquired in Oct. 2004		202	276.9	5.96%	2.0	4.1	4.3	4.6	5.0	256.9
Wachovia Bank, N.A.		125	182.1	6.40%	1.4	3.0	3.2	3.4	171.1	0.0
Dana Commercial Credit		13	180.0	5.61%	0.0	0.0	0.0	0.0	0.0	180.0
101 Independence Center, Charlotte, NC		1	77.1	5.53%	0.6	1.3	1.3	1.4	1.5	71.0
Secured Credit Facility	(2)	220	73.4	7.07%	34.7	38.7	0.0	0.0	0.0	0.0
Bank of America Plaza, St. Louis, MO		1	56.9	4.55%	1.1	2.3	53.5	0.0	0.0	0.0
Pitney Bowes-Bank of America		71	54.2	5.33%	2.9	1.9	1.6	1.6	1.7	44.5
123 S. Broad Street, Unit 2, Philadelphia, PA		1	50.1	8.43%	50.1	0.0	0.0	0.0	0.0	0.0
One Citizens Plaza, Providence, RI		1	43.5	5.70%	0.0	0.0	0.0	0.0	0.0	43.5
801 Market Street, Philadelphia, PA		1	41.6	6.17%	0.3	0.7	0.7	0.7	0.8	38.4
Three Beaver Valley, Wilmington, DE		1	41.2	5.06%	0.3	0.7	0.7	0.9	0.8	37.8
Deutsche Bank 6000D		16	31.3	5.80%	0.0	0.0	0.0	0.2	0.4	30.7
Deutsche Bank 6000B		16	30.0	5.80%	0.0	0.0	0.0	0.2	0.4	29.4
Pitney Bowes — Wachovia		23	24.0	5.50%	0.5	1.0	1.0	1.1	1.2	19.2
Sterling Bank		14	19.9	5.57%	0.0	0.0	0.0	0.0	0.0	19.9
One Colonial Place, Glen Allen, VA		1	18.0	5.68%	0.0	0.0	0.0	0.0	0.0	18.0
6900 Westcliff Drive, Las Vegas, NV		1	16.5	5.41%	0.1	0.3	0.3	0.3	0.3	15.2
610 Old York Road, Jenkintown, PA		1	14.6	8.29%	0.1	0.2	0.2	14.1	0.0	0.0
177 Meeting Street, Charleston, SC		1	9.4	7.44%	0.1	0.2	0.2	0.2	8.7	0.0
1965 East Sixth Street, Cleveland, OH		1	6.3	5.31%	0.0	0.1	0.1	0.1	0.1	5.9
4 Pope Avenue, Hilton Head, SC		1	3.1	5.89%	0.1	0.1	0.1	0.1	0.2	2.5
200 Reid Street, Palatka, FL		1	3.1	5.81%	0.0	0.1	0.1	0.1	0.1	2.7
Debt between $1.0 million and $3.0 million	(4)	16	26.2	5.81%	0.4	0.7	1.2	1.0	1.0	21.9
Debt less than $1.0 million		14	10.0	6.15%	0.2	0.4	0.4	0.5	0.4	8.1

		866	$2,116.1	5.55%	$100.0	$66.4	$80.1	$42.4	$206.2	$1,621.0

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	Includes $71.1 million collateralized be pledged treasury securities.

(3)	Borrowings bear interest at LIBOR plus 1.75%.

(4)	Includes $2.0 million collateralized be pledged treasury securities.

(5)	The table above identifies the contractual maturities of the convertible senior notes as July 15, 2024. The note holders have the option to redeem the notes on July 15, 2009, 2015, and 2019.

Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured credit facility, limitations on our total indebtedness and our total secured indebtedness. As of June 30, 2007 and December 31, 2006, we were in compliance with all event of default covenants.
The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of June 30, 2007 (amounts in thousands):

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total(1)
Mortgage notes payable — fixed-rate	$77,905	$108,208	$291,816	$1,114,649	$1,592,578
Convertible senior notes (3)	—	—	—	450,000	450,000
Credit facilities	73,436	—	—	—	73,436
Interest payments	110,754	207,731	184,288	490,537	993,310
Operating and capital leases	18,274	36,288	35,467	183,725	273,754
Purchase obligations (2)	46,618	—	—	—	46,618

	$326,987	$352,227	$511,571	$2,238,911	$3,429,696

(1)	Excludes unamortized debt premium and discounts.

(2)	Includes approximately $46.6 million related to notifications outstanding under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase, or assume leasehold interest in, all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.

(3)	The table above identifies the contractual maturities of the convertible senior notes as July 15, 2024. The note holders have the option to redeem the notes on July 15, 2009, 2015, and 2019.
As of June 30, 2007, we had $73.2 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $45.5 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee paid to us by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America, N.A. portfolio we acquired in October 2004, we posted a $20.0 million letter of credit as collateral. This letter of credit may be reduced when certain conditions are met, including various leasing and maintenance requirements. The current letter of credit amount outstanding is $18.6 million. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service. In addition, the Company has $0.8 million in surety bonds outstanding as of June 30, 2007 issued to utility companies in lieu of a cash security deposit to establish service.
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
As of June 30, 2007, our debt included fixed-rate debt, including debt secured by assets held for sale, with a carrying value of approximately $2,039.7 million and a fair value of approximately $1,942.7 million. A change in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $136.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $152.0 million.
As of June 30, 2007, our debt included variable-rate mortgage notes payable and credit facilities with a carrying value of $73.4 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $0.4 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of June 30, 2007, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

Item 4. Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our acting interim Co-Presidents and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the acting interim Co-Presidents and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i)recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii)accumulated and communicated to our management, including the acting interim Co-Presidents and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS
As of June 30, 2007 and December 31, 2006
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
Financial information as of June 30, 2007 and for the three months ended June 30, 2007 and 2006 has been derived from the financial information of Bank of America Corporation and Subsidiaries furnished to the Securities and Exchange Commission on their Current Report on Form 8-K.
Financial information as of December 31, 2006 and for the years ended December 31, 2006, 2005, and 2004 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries as filed with the Securities and Exchange Commission on their Annual Report on Form 10-K for the year ended December 31, 2006.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
(Dollars in millions)	2007	2006
Assets
Cash and cash equivalents	$35,499	$36,429
Time deposits placed and other short-term investments	13,151	13,952
Federal funds sold and securities purchased under agreements to resell	131,658	135,478
Trading account assets	182,404	153,052
Derivative assets	29,810	23,439
Securities:
Available-for-sale	172,332	192,806
Held-to-maturity, at cost	995	40

Total securities	173,327	192,846

Loans and leases	758,635	706,490
Allowance for loan and lease losses	(9,060)	(9,016)

Loans and leases, net of allowance	749,575	697,474

Premises and equipment, net	9,482	9,255
Mortgage servicing rights (includes $3,269 and $2,869 measured at fair value)	3,508	3,045
Goodwill	65,845	65,662
Intangibles assets	8,720	9,422
Other assets	131,380	119,683

Total assets	$1,534,359	$1,459,737

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$172,573	$180,231
Interest-bearing	422,201	418,100
Deposits in foreign offices:
Noninterest-bearing	3,006	4,577
Interest-bearing	101,629	90,589

Total deposits	699,409	693,497

Federal funds purchased and securities sold under agreements to repurchase	221,064	217,527
Trading account liabilities	75,070	67,670
Derivative liabilities	25,141	16,339
Commercial paper and other short-term borrowings	159,542	141,300
Accrued expenses and other liabilities (includes $376 and $397 of reserve for unfunded lending commitments)	49,065	42,132
Long-term debt	169,317	146,000

Total liabilities	1,398,608	1,324,465

Shareholders’ equity

Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding – 121,739 and 121,736 shares	2,851	2,851
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding — 4,436,935,963 and 4,498,145,315 shares	60,349	61,574
Retained earnings	83,223	79,024
Accumulated other comprehensive loss	(9,957)	(7,711)
Other	(715)	(466)

Total shareholders’ equity	135,751	135,272

Total liabilities and shareholders’ equity	$1,534,359	$1,459,737

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share information; shares in thousands)	2007	2006	2007	2006

Interest income
Interest and fees on loans and leases	$13,323	$11,804	$26,207	$22,931
Interest and dividends on securities	2,332	3,121	4,712	6,135
Federal funds sold and securities purchased under agreements to resell	2,156	1,900	4,135	3,609
Trading account assets	2,267	1,627	4,540	3,175
Other interest income	1,154	845	2,198	1,572

Total interest income	21,232	19,297	41,792	37,422

Interest expense
Deposits	4,261	3,508	8,295	6,515
Short-term borrowings	5,537	4,842	10,855	9,151
Trading account liabilities	821	596	1,713	1,113
Long-term debt	2,227	1,721	4,275	3,237

Total interest expense	12,846	10,667	25,138	20,016

Net interest income	8,386	8,630	16,654	17,406

Noninterest income
Card income	3,558	3,664	6,891	7,098
Service charges	2,200	2,077	4,272	3,978
Investment and brokerage services	1,193	1,146	2,342	2,249
Investment banking income	774	612	1,412	1,113
Equity investment gains	1,829	699	2,843	1,417
Trading account profits	890	915	1,762	1,975
Mortgage banking income	148	89	361	226
Gains (losses) on sales of debt securities	2	(9)	64	5
Other income	583	396	1,117	443

Total noninterest income	11,177	9,589	21,064	18,504

Total revenue	19,563	18,219	37,718	35,910

Provision for credit losses	1,810	1,005	3,045	2,275
Noninterest expense
Personnel	4,737	4,480	9,762	9,293
Occupancy	744	703	1,457	1,404
Equipment	332	316	682	660
Marketing	537	551	1,092	1,126
Professional fees	283	233	512	451
Amortization of intangibles	391	441	780	881
Data processing	472	409	909	819
Telecommunications	244	228	495	448
Other general operating	1,278	1,162	2,315	2,267
Merger and restructuring charges	75	194	186	292

Total noninterest expense	9,093	8,717	18,190	17,641

Income before income taxes	8,660	8,497	16,483	15,994
Income tax expense	2,899	3,022	5,467	5,533

Net income	$5,761	$5,475	$11,016	$10,461

Preferred stock dividends	40	4	86	9
Net income available to common shareholders	$5,721	$5,471	$10,930	$10,452
Per common share information
Earnings	$1.29	$1.21	$2.47	$2.29
Diluted earnings	$1.28	$1.19	$2.44	$2.25
Dividends paid	$0.56	$0.50	$1.12	$1.00
Average common shares issued and outstanding	4,419,246	4,534,627	4,426,046	4,572,013
Average diluted common shares issued and outstanding	4,476,799	4,601,169	4,487,224	4,636,959

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share information)	2006	2005	2004
Interest income
Interest and fees on loans and leases	$48,274	$34,843	$28,051
Interest and dividends on securities	11,655	10,937	7,256
Federal funds sold and securities purchased under agreements to resell	7,823	5,012	1,940
Trading account assets	7,232	5,743	4,016
Other interest income	3,601	2,091	1,690

Total interest income	78,585	58,626	42,953

Interest expense Deposits	14,480	9,492	5,921
Short-term borrowings	19,840	11,615	4,072
Trading account liabilities	2,640	2,364	1,317
Long-term debt	7,034	4,418	3,683

Total interest expense	43,994	27,889	14,993

Net interest income	34,591	30,737	27,960

Noninterest income
Card income	14,293	5,753	4,592
Service charges	8,224	7,704	6,989
Investment and brokerage services	4,456	4,184	3,614
Investment banking income	2,317	1,856	1,886
Equity investment gains	3,189	2,212	1,024
Trading account profits	3,166	1,763	1,013
Mortgage banking income	541	805	414
Other income	2,246	1,077	1,473

Total noninterest income	38,432	25,354	21,005

Total revenue	73,023	56,091	48,965

Provision for credit losses	5,010	4,014	2,769
Gains on sales of debt securities	(443)	1,084	1,724

Noninterest expense
Personnel	18,211	15,054	13,435
Occupancy	2,826	2,588	2,379
Equipment	1,329	1,199	1,214
Marketing	2,336	1,255	1,349
Professional fees	1,078	930	836
Amortization of intangibles	1,755	809	664
Data processing	1,732	1,487	1,330
Telecommunications	945	827	730
Other general operating	4,580	4,120	4,457
Merger and restructuring charges	805	412	618

Total noninterest expense	35,597	28,681	27,012

Income before income taxes	31,973	24,480	20,908
Income tax expense	10,840	8,015	6,961

Net income	$21,133	$16,465	$13,947

Net income available to common shareholders	$21,111	$16,447	$13,931

Per common share information
Earnings	$4.66	$4.10	$3.71

Diluted earnings	$4.59	$4.04	$3.64

Dividends paid	$2.12	$1.90	$1.70

Average common shares issued and outstanding (in thousands)	4,526,637	4,008,688	3,758,507

Average diluted common shares issued and outstanding (in thousands)	4,595,896	4,068,140	3,823,943

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Maximum
	Total Number	Average	Dollar Value	Number that
	of Shares	Price Paid	of Shares	May Yet Be
Period	Purchased	per Share	Purchased	Purchased

March 19, 2007 – March 31, 2007	1,255,200	$10.41	$13,065,075	1,244,800
April 1, 2007 – April 30, 2007	899,600	10.49	9,441,961	345,200
May 1, 2007 – May 10, 2007	223,768	10.78	2,412,739	121,432
These purchases were made pursuant to a written trading plan adopted by the Company pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 for the purpose of repurchasing up to 2,500,000 of its common shares of beneficial interest in open market or negotiated transactions. The trading plan, which was announced on March 15, 2007, expired on May 10, 2007. In total, the Company completed the purchase of 2,378,568 of its common shares of beneficial interest.
The trading plan was adopted pursuant to the Company’s ongoing authorization from its Board to repurchase up to $100 million of its common shares. The Company may adopt future written trading plans pursuant to Rule 10b5-1 for the purpose of purchasing additional shares pursuant to this authorization.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Shareholders on June 6, 2007. The number of votes represented at the annual meeting, in person or by proxy, was 129,076,553. At the meeting, our shareholders voted on the election of trustees.
Election of Trustees. The results of the vote on the election of ten trustees are set forth as follows, opposite their respective names:

Name	For	Withheld

Richard J. Berry	116,855,684	477,527

John R. Biggar	116,855,616	477,595

Raymond Garea	116,790,837	542,374

John P. Hollihan III	99,762,348	17,570,863

Richard A. Kraemer	103,109,385	14,223,826

Alan E. Master	99,026,154	18,307,057

Harold W. Pote	116,848,373	484,838

Lewis S. Ranieri	99,757,853	17,575,358
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Exhibit	Herewith
10.1†	Consent to Terminate LTIP Target Units and Amend Employment Agreement of Glenn Blumenthal dated April 30, 2007				X

10.2†	Consent to Terminate LTIP Target Units and Amend Employment Agreement of David J. Nettina dated April 30, 2007				X

10.3†	Consent to Terminate LTIP Target Units and Amend Employment Agreement of Edward J. Matey Jr. dated April 30, 2007				X

10.4†	Form of Restricted Common Shares Award Agreement (LTIP Dissolution Grant) dated April 30, 2007	8-K	5/2/07	10.1

31.1	Certificate of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certificate of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

Date: August 9, 2007	/s/ DAVID J. NETTINA

David J. Nettina
Co-President and Chief Financial Officer
(In capacity as authorized officer and
Principal Financial Officer)