Form 10-Q
period 2007-09-30
AMERICAN FINANCIAL REALTY TRUST
filed 2007-11-09
CIK 1193558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
On November 9, 2007, 128,514,040 of the registrant’s common shares of beneficial interest, $0.001 par value, were outstanding.

AMERICAN FINANCIAL REALTY TRUST
INDEX TO FORM 10-Q

Page
Number
PART I — FINANCIAL INFORMATION

Item 1 -Financial Statements	3

Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3 -Quantitative and Qualitative Disclosures About Market Risk	44

Item 4 -Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1 -Legal Proceedings	50

Item 1A -Risk Factors	50

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3 -Defaults Upon Senior Securities	50

Item 4 -Submission of Matters to a Vote of Security Holders	51

Item 5 -Other Information	51

Item 6 -Exhibits	52

Certificate of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Certificate of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Certificate of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

Certificate of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
2007 Annual Incentive Plan
2007 Multi-Year Equity Incentive Plan
Certificate of Principal Executive Officer
Certificate of Principal Financial Officer
Certificate of Principal Executive Officer
Certificate of Principal Financial Officer

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Unaudited and in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
Assets:
Real estate investments, at cost:
Land	$337,942	$333,716
Land held for development	8,417	14,632
Buildings and improvements	1,996,137	1,947,977
Equipment and fixtures	288,909	283,704
Leasehold interests	16,162	16,039
Investment in joint venture	16,966	21,903

Total real estate investments, at cost	2,664,533	2,617,971
Less accumulated depreciation	(372,339)	(297,371)

Total real estate investments, net	2,292,194	2,320,600
Cash and cash equivalents	103,418	106,006
Restricted cash	91,864	76,448
Marketable investments and accrued interest	2,960	3,457
Pledged treasury securities, net	86,939	32,391
Tenant and other receivables, net	76,119	62,946
Prepaid expenses and other assets	31,090	32,191
Assets held for sale	182,976	594,781
Intangible assets, net of accumulated amortization of $88,590 and $70,044	298,043	314,753
Deferred costs, net of accumulated amortization of $27,975 and $20,070	63,876	62,591

Total assets	$3,229,479	$3,606,164

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$1,584,019	$1,557,313
Credit facilities	149,385	212,609
Convertible notes, net	446,499	446,343
Accounts payable	3,230	7,246
Accrued interest expense	12,435	15,601
Accrued expenses and other liabilities	61,428	58,940
Dividends and distributions payable	24,744	25,328
Below-market lease liabilities, net of accumulated amortization of $13,157 and $10,874	54,870	57,173
Deferred revenue	218,936	179,456
Liabilities related to assets held for sale	13,930	247,798

Total liabilities	2,569,476	2,807,807

Minority interest	8,040	12,393
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 132,153,426 issued and 128,515,965 outstanding at September 30, 2007; 130,966,141 issued and outstanding at December 31, 2006	132	131
Capital contributed in excess of par	1,394,366	1,389,827
Common shares held in treasury at cost, 3,637,461 shares at September 30, 2007	(34,990)	—
Accumulated deficit	(700,133)	(599,596)
Accumulated other comprehensive loss	(7,412)	(4,398)

Total shareholders’ equity	651,963	785,964

Total liabilities and shareholders’ equity	$3,229,479	$3,606,164

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$67,720	$64,343	$200,572	$188,969
Operating expense reimbursements	34,194	43,392	103,673	127,033

Total revenues	101,914	107,735	304,245	316,002

Expenses:
Property operating expenses:
Real estate taxes	10,694	10,586	32,097	32,257
Ground rents and leasehold obligations	3,769	3,437	10,615	10,830
Utilities	12,405	15,819	33,799	42,639
Property and leasehold impairments	36	6,357	1,733	8,384
Other property operating expenses	23,097	25,532	72,395	77,478
Direct billable expenses	2,438	2,134	6,075	4,863

Total property operating expenses	52,439	63,865	156,714	176,451

Marketing, general and administrative	4,572	6,170	15,321	19,533
Amortization of deferred equity compensation	1,404	2,080	2,979	7,402
Repositioning costs	—	8,157	—	8,649
Severance and related accelerated amortization of deferred compensation	5,000	21,622	5,000	21,904
Interest expense on mortgages and other debt	37,223	35,473	102,984	104,412
Depreciation and amortization	33,601	31,900	98,809	94,604

Total expenses	134,239	169,267	381,807	432,955

Interest and other income	3,138	946	5,880	3,412

Loss before equity in loss from joint venture, gain on sale of properties in continuing operations, minority interest and discontinued operations	(29,187)	(60,586)	(71,682)	(113,541)
Equity in loss from joint venture	(702)	(719)	(2,162)	(700)
Gain on sale of properties in continuing operations	—	1,213	679	2,030

Loss from continuing operations before minority interest	(29,889)	(60,092)	(73,165)	(112,211)
Minority interest	1,038	1,246	1,122	2,736

Loss from continuing operations	(28,851)	(58,846)	(72,043)	(109,475)

Discontinued operations:
Loss from operations, net of minority interest of $52, $680, $163 and $2,042	(3,551)	(8,527)	(17,203)	(24,131)
Yield maintenance fees and gains on extinguishment of debt, net of minority interest of $1, $1, ($89) and $309	(52)	(37)	6,241	(13,621)
Net gains on disposals, net of minority interest of $137, $255, $801 and $1,841	9,672	11,227	56,448	81,093

Income from discontinued operations	6,069	2,663	45,486	43,341

Net loss	$(22,782)	$(56,183)	$(26,557)	$(66,134)

Basic and diluted loss per share:
From continuing operations	$(0.23)	$(0.46)	$(0.57)	$(0.86)
From discontinued operations	0.05	0.02	0.36	0.34

Total basic and diluted loss per share	$(0.18)	$(0.44)	$(0.21)	$(0.52)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(26,557)	$(66,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	81,015	107,420
Minority interest	(395)	(3,246)
Amortization of leasehold interests and intangible assets, net	18,598	28,909
Amortization of acquired leases to rental income	1,074	1,020
Amortization of deferred financing costs	5,125	9,380
Amortization of deferred compensation	2,979	11,745
Amortization of discounts on pledged treasury securities	(1,717)	(110)
Non-cash compensation charge	228	256
Impairment charges	18,289	14,159
Equity in loss from unconsolidated joint venture	2,162	700
Net gain on sales of properties and lease terminations	(57,513)	(86,172)
Gain on extinguishment of debt	(8,252)	—
Payments received from tenants for lease terminations	601	441
Payment of capitalized leasing costs	(5,610)	(15,053)
Decrease (increase) in operating assets:
Restricted cash	(19,271)	(4,937)
Accounts and other receivables	(9,306)	(22,086)
Prepaid expenses and other assets	2,724	(16,791)
Increase (decrease) in operating liabilities:
Accounts payable	(5,371)	311
Accrued expenses and other liabilities	(7,363)	4,121
Deferred revenue	37,123	34,893

Net cash provided by (used in) operating activities	28,563	(1,174)

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(44,749)	(136,362)
Investment in joint venture	(69)	(23,624)
Distribution received from joint venture	2,844	—
Capital expenditures and leasehold costs	(40,014)	(32,051)
Proceeds from sales of real estate and non-real estate assets	285,765	514,434
Increase in restricted cash	4,143	1,431
Sales of investments	3,878	645
Purchases of investments	(56,216)	(31,552)

Net cash provided by investing activities	155,582	292,921

Cash flows from financing activities:
Repayments of mortgages and credit facilities	(322,753)	(346,236)
Proceeds from mortgages	110,394	—
Payments for deferred financing costs	(3,991)	(1,102)
Proceeds from common share issuances, net	—	1,185
Payments to acquire treasury stock	(34,990)	—
Proceeds from credit facility	141,550	117,248
Dividends and distributions	(76,943)	(109,129)

Net cash used in financing activities	(186,733)	(338,034)

Decrease in cash and cash equivalents	(2,588)	(46,287)
Cash and cash equivalents, beginning of period	106,006	110,245

Cash and cash equivalents, end of period	$103,418	$63,958

Supplemental cash flow and non-cash information:
Cash paid for interest	$108,233	$154,112
Cash paid for income taxes	$—	$682
Debt assumed by purchaser in the sale of real estate	$186,106	$—
Liabilities assumed in the acquisition of real estate	$—	$1,892
See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(1) The Company
American Financial Realty Trust (the Company) is a self-administered and self-managed real estate investment trust (REIT). The Company was formed as a Maryland REIT on May 23, 2002 to acquire and operate properties leased primarily to regulated financial institutions.
The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 98.6% interest in the Operating Partnership as of September 30, 2007. There were 1,823,928 Operating Partnership units outstanding as of September 30, 2007.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Bank of America, N.A.	36.3%	29.0%	36.0%	28.9%
Wachovia Bank, N.A.	14.9%	11.5%	14.5%	11.9%
State Street Corporation	—%	17.8%	—%	17.5%
No other tenant represented more than 10% of rental income for the periods presented.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
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

	September 30,	December 31,
	2007	2006
Intangible assets:
In-place leases, net of accumulated amortization of $57,354 and $51,260	$171,657	$221,452
Customer relationships, net of accumulated amortization of $20,576 and $17,565	141,049	154,375
Above-market leases, net of accumulated amortization of $15,437 and $13,198	10,999	14,826
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $4,777 and $11,979	(26,362)	(76,600)

Total intangible assets	$298,043	$314,753

Intangible liabilities:
Below-market leases, net of accumulated amortization of $14,347 and $13,475	$56,737	$63,586
Amounts related to liabilities held for sale, net of accumulated amortization of $1,190 and $2,601	(1,867)	(6,413)

Total intangible liabilities	$54,870	$57,173

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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(i) Comprehensive Income (Loss)
Comprehensive income (loss) is recorded in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income.” SFAS No.130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and unrealized gains or losses on available-for-sale securities. The Company has entered into derivative agreements to hedge the variability of cash flows related to forecasted interest payments associated with obtaining certain financings in order to fix interest rates and maintain expected returns. The Company incurs a loss on derivative agreements, if interest rates decline, or a gain if interest rates rise, during the period between the derivative inception date and derivative settlement date. Unrealized gains and losses on derivatives are amortized into interest expense in the consolidated statements of operations over the life of the underlying debt. Comprehensive income, net of minority interest, resulted in losses of $22,447 and $55,970 for the three months ended September 30, 2007 and 2006, respectively, and losses of $29,573 and $64,158 for the nine months ended September 30, 2007 and 2006, respectively.
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
Other income includes fees paid by tenants to terminate their leases, which are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. In the event of early termination, the unrecoverable net book values of the assets or liabilities related to the terminated lease are recognized as depreciation and amortization expense in the period of termination.
During the three months ended June 30, 2007, the Company concluded that payments received from a tenant in the amounts of $1,128 and $374, which were received and recognized as income during the quarters ended December 31, 2006 and March 31, 2007, respectively, should have been deferred and amortized over the remaining lease term. The Company has evaluated, on both a quantitative and qualitative basis, the impact of this adjustment on the prior period interim and annual statements, and concluded that it is not material to those financial statements. This analysis was performed in accordance with SAB No. 99 and SAB No. 108 and included, among other factors, the impact these errors had on the Company’s net income (loss) and loss from continuing operations for the interim periods affected, as well as the impact on the estimated net loss for the 12 months ended December 31, 2007. During the three months ended June 30, 2007, the Company corrected the error by recording an adjustment of $1,502, primarily through a reduction of other income.
The Company recognizes sales of real estate properties only upon closing, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (SFAS No. 66). Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectibility of the sale price is reasonable assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate under SFAS No. 66.
(k) Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at September 30, 2007, we had no unrecognized tax benefits. As a result we have no accrued interest or penalties related to uncertain tax positions.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 (“FSP FIN 48-1”) which clarifies when a tax position is settled under FIN 48. The FSP was effective upon the adoption of FIN 48. We adopted FIN 48 on January 1, 2007 and the adoption of FSP FIN 48-1 did not have a material effect on our consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Although the Company will continue to evaluate the application of SFAS 157, management does not currently believe adoption will have a material impact on the Company’s results of operation or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.
(3) Acquisitions and Dispositions
Acquisitions
The following table presents the distribution of properties acquired and the allocation of the net assets acquired and liabilities assumed during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
Real estate investments, at cost:
Land	$6,313	$19,326
Land held for development	1,516	4,451
Buildings	30,722	93,304
Equipment and fixtures	5,050	15,262
Initial tenant improvements	125	1,927

	43,726	134,270

Intangibles and other assets:
In-place leases	1,503	5,228
Above-market lease assets	—	518
Other assets	—	75

	1,503	5,821

Total assets	45,229	140,091

Leasehold interests, net	(1,571)	(502)
Below-market lease liabilities	—	(796)
Other liabilities assumed	—	(1,892)

Cash paid	$43,658	$136,901

Properties:
Owned buildings	40	103
Leasehold interests	4	12

Total	44	115
Land held for development	2	9

Total properties	46	124

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table presents information regarding property and leasehold interests acquired during the nine months ended September 30, 2007:

		Number of
Seller / Property Name	Date of Acquisition	Buildings (1)	Purchase Price (2)
Heritage Oaks	June 2007	4	$13,314
Home Federal Bancorp	Sept 2007	4	3,720
Bank of America Formulated Price Contracts	Various	5	5,397
Wachovia Bank Formulated Price Contracts	Various	31	21,227

		44	$43,658

(1)	Excludes land parcels.

(2)	Includes all acquisition costs, the value of acquired intangible assets and assumed liabilities.
Dispositions
During the nine months ended, the Company disposed of 127 properties, including 14 land parcels and two sub-parcels, for net sale proceeds of $285,765, and a gain of $57,928.
(4) Indebtedness
The Company had several types of financings in place as of September 30, 2007 and December 31, 2006 (totaling $2,179,903 and $2,437,533, respectively), which included mortgage notes payable, a secured credit facility, convertible senior notes and an unsecured credit facility. The weighted average effective interest rate on these borrowings, excluding yield maintenance charges, was 6.07% and 6.06% for the three months ended September 30, 2007 and 2006, respectively, and 6.05% and 6.15% for the nine months ended September 30, 2007 and 2006, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $2,149,726 and $2,380,245 as of September 30, 2007 and December 31, 2006, respectively.
The Company’s secured and unsecured financing agreements contain various financial and non-financial covenants that are customarily found in these types of agreements. As of September 30, 2007 and December 31, 2006, no event of default conditions existed under any of the Company’s secured or unsecured financings.
The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to hold portfolio cash flow in a restricted account until the required ratios are met on an ongoing basis. As of September 30, 2007, the Company was out of debt service coverage compliance, specific to the Release Provisions, under two of its mortgage note financings; although such non-compliance does not, and will not, constitute an event of default, it restricts the Company’s ability to access the properties’ cash flow.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
In July 2007, the Company completed a legal defeasance transaction in which it removed 63 properties which previously served as collateral under one of the mortgage notes that is currently out of debt service coverage compliance, and substituted treasury securities to serve as collateral under these mortgage notes. The Company engaged in this transaction to unencumber the properties from their debt of $52,263 prior to disposal. Simultaneously, the Company funded a $5,000 debt service reserve escrow account required by the lender as a condition of approving this legal defeasance transaction. As a result of this transaction, the Company was legally released from its obligation under the note related to these 63 properties. Accordingly, the Company accounted for this transaction as an extinguishment of the related debt in accordance with the provisions of SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”. This legal defeasance transaction improved the Company’s debt service coverage ratio for this loan, but did not cure the out of compliance condition. However, the Company anticipates it will be in compliance with this condition in the future as the cash flow generated from the properties that remain encumbered exceeds the debt covenant threshold.
In October 2007, the Company repaid the outstanding balance related to the second mortgage note with advances under its secured line of credit, eliminating the out of compliance condition.
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
(a) Mortgage Notes Payable
The following is a summary of mortgage notes payable as of September 30, 2007 and December 31, 2006:

	Encumbered Properties	Balance		Interest Rates	Maturity Dates
September 30, 2007

Fixed-rate mortgages	595	$1,583,469	(1)	4.5% to 8.4%	Oct. 2007 to Sept. 2023
Variable-rate mortgages	—	—

Total mortgage notes payable	595	1,583,469

Unamortized debt premiums and discounts, net		550

Mortgage notes payable related to assets held for sale	—	—

Balance, September 30, 2007	595	$1,584,019

December 31, 2006

Fixed-rate mortgages	644	$1,755,858	(2)	4.5% to 8.8%	Oct. 2007 to Dec. 2023
Variable-rate mortgages	9	21,301		6.8% to 7.4%	Jan. 2007 to Nov. 2023

Total mortgage notes payable	653	1,777,159

Unamortized debt premiums and discounts, net		1,422
Mortgage notes payable related to assets held for sale	(4)	(221,268)

Balance, December 31, 2006	649	$1,557,313

(1)	Includes $83,339 of debt that is collateralized by $86,939 of pledged Treasury securities, net of discounts and premiums and $4,566 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of September 30, 2007.

(2)	Includes $31,344 of debt that is collateralized by $32,391 of pledged Treasury securities, net of discounts and premiums and $4,616 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of December 31, 2006.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
From June 2006 through August 2007, the Company completed in substance defeasances on a total of $84,272 of debt secured by properties that were part of our Bank of America portfolio acquired in 2003, Bank of America portfolio acquired in 2002, and Wachovia portfolio acquired in 2003. The Company defeased these properties in order to unencumber them prior to their disposal. In connection with these defeasances, Treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the respective loan agreements were purchased. The cash flow from these securities has interest and maturities that coincide with the scheduled debt service payments of the mortgage notes and ultimate payment of principal. The Treasury securities were then substituted for the properties that originally served as collateral for the loan. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments when due. The indebtedness remains on the consolidated balance sheet as it was not an extinguishment of the debt and the securities are recorded as pledged Treasury securities, net on the consolidated balance sheet.
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
As of September 30, 2007, the Company had $149,385 of advances outstanding under this facility, secured by 122 properties, with an interest rate of LIBOR plus 1.75% (7.57% at September 30, 2007). As of December 31, 2006, the Company had $212,609 of advances outstanding under this facility, secured by 270 properties, with an interest rate of LIBOR plus 1.75% (7.10% at December 31, 2006).
(c) Convertible Senior Notes
In 2004, the Company completed, through a private offering, the issuance of $450,000 of convertible senior notes and received proceeds of $434,030, net of discount and financing costs. The convertible senior notes are senior unsecured obligations, have a contractual stated maturity of July 15, 2024 and bear interest at a rate of 4.375%.
The Company has the option to redeem all or a portion of the convertible notes at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 or upon a change of control of the Company for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. At both September 30, 2007 and December 31, 2006, the conversion price per share was $17.65. On September 19, 2007, the Company declared a dividend of $0.19 for shareholders of recorded as of September 30, 2007. Accordingly, there was no adjustment to the conversion price per share during the three months ended September 30, 2007. At September 30, 2007 and December 31, 2006, the Company’s share price was $8.05 and $11.44, respectively. Accordingly, there is currently no anticipated conversion obligation in excess of the principal value of the notes.
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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
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
(d) Unsecured Credit Facility
The unsecured credit facility provides a $60,000 sub-limit for letters of credit. In June 2006, the facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. At September 30, 2007, the Company had $74,796 of letters of credit outstanding consisting of $56,484 of unsecured letters of credit and $18,312 of cash collateralized letters of credit. At December 31, 2006, the Company had $68,205 of letters of credit outstanding consisting of $59,049 of unsecured letters of credit and $9,156 of cash collateralized letters of credit. These letters of credit are primarily used to secure payments under leasehold interests and are issued to utility companies in lieu of a cash security deposits to establish service. There were no advances under this facility as of September 30, 2007 or December 31, 2006.
The facility has a stated maturity of September 28, 2007. On that date, the line was extended 30 days while the Company’s lender arranged renewal in the wake of volatility in the credit markets. Effective October 29, 2007, the line was extended another 30 days simultaneous with a $20,000 reduction in the committed facility amount. The Company was able to comply with this reduced commitment amount through a reduction in availability under this unsecured credit facility and by posting cash in lieu of $17.5 million of existing letters of credit.
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
During the three months ended September 30, 2007 and 2006, the Company reclassified $340 and $227 of accumulated other comprehensive loss to interest expense, respectively. During the nine months ended September 30, 2007 and 2006, the Company reclassified $3,041 and ($2,043) of accumulated other comprehensive income (loss) to interest expense, respectively. Over the next 12 months, the Company expects to reclassify $1,314 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.
(6) Shareholders’ Equity
On September 19, 2007, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.19 per common share, totaling $24,281, on October 19, 2007 to shareholders of record as of September 30, 2007. In addition, the Operating Partnership simultaneously paid a distribution of $0.19 per Operating Partnership unit, totaling $347.
On August 16, 2007, the Company issued a press release announcing that it has adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 for the purpose of repurchasing up to 1,500,000 of its common shares of beneficial interest. The trading plan was adopted pursuant to the Company’s previously announced authorization from its Board to repurchase up to $100,000 of its common shares. The trading plan which was effective as of August 16, 2007, expired on September 14, 2007. During the three months ended September 30, 2007, the Company completed the purchase of 1,258,893 of its common shares of beneficial interest.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
On June 6, 2007, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.19 per common share, totaling $24,529, on July 20, 2007 to shareholders of record as of June 30, 2007. In addition, the Operating Partnership simultaneously paid a distribution of $0.19 per Operating Partnership unit, totaling $347.
On March 15, 2007, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.19 per common share, totaling $24,878, on April 20, 2007 to shareholders of record as of March 31, 2007. In addition, the Operating Partnership simultaneously paid a distribution of $0.19 per Operating Partnership unit, totaling $384.
On March 15, 2007, the Company issued a press release announcing that it has adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 for the purpose of repurchasing up to 2,500,000 of its common shares of beneficial interest. The trading plan was adopted pursuant to the Company’s previously announced authorization from its Board to repurchase up to $100,000 of its common shares. The trading plan which was effective as of March 15, 2007, expired on May 10, 2007. During the three months ended June 30, 2007, the Company completed the purchase of 2,378,568 of its common shares of beneficial interest.
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of operations for the three months ended September 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest which includes the Company’s estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
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
Amortization of deferred equity compensation, which represents stock-based employee compensation costs, was $1,404 and $2,979 for the three and nine months ended September 30, 2007, respectively, associated with restricted stock grants. On June 26, 2007, the Company’s President and Chief Executive Officer died unexpectedly. His employment agreement contained no provision for the acceleration of unvested restricted shares upon death. As a result, such shares were forfeited at the date of death. Included in deferred equity compensation expense is

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
the reversal of equity compensation expense previously recorded of $1,246. Subsequently, on August 14, 2007, a $5,000 cash payment to the estate of the former President and Chief Executive Officer was approved by the Company’s Board of Trustees and was recorded as a component of severance and related accelerated amortization of deferred compensation on the Statement of Operations in the three months ended September 30, 2007.
Amortization of deferred equity compensation was $2,080 for the three months ended September 30, 2006, associated with restricted stock grants. Amortization of deferred equity compensation was $7,402 for the nine months ended September 30, 2006, including $7,356 and $46 associated with restricted stock grants and option grants, respectively.
During of the nine months ended September 30, 2007, the Company issued 1,331,855 restricted common shares to employees, executive officers and Board of Trustees. These grants, valued at $14,326 are amortized to expense over a three to six year service period. During the nine months ended September 30, 2007, 232,069 restricted stock grants vested, with an aggregate fair value of $3,067 on the vesting date. As of September 30, 2007, the Company had approximately $15,617 of unrecognized compensation costs related to total issued and outstanding restricted stock grants. Based upon their scheduled amortization, these costs will be recognized over a weighted average period of 3.8 years.
The following table summarizes option activity for the Company for the period from January 1, 2007 to September 30, 2007:

		Weighted
	Number of	Average	Aggregate
	Shares Issuable	Exercise	Exercise	Grant Price Range
	Upon Exercise	Price	Price	From	To
Balance, January 1, 2007	1,877,218	$10.35	$19,434	$10.00	$14.98
Options cancelled	(225,219)	$12.50	(2,812)	$10.00	$14.98

Balance, September 30, 2007	1,651,999	$10.06	$16,622	$10.00	$14.91

The following table summarizes stock options outstanding as of September 30, 2007:

		Weighted
		Average	Weighted
	Number of	Remaining	Average
	Options Outstanding	Contractual	Exercise
Range of Exercise Prices	and Exercisable	Life	Price
$10.00 to $11.65	1,613,999	4.9 years	$10.00
$12.10 to $14.91	38,000	5.6 years	$12.69
The fair value of options granted ranged from $0.19 to $0.33 and was estimated on the grant date using the Black-Scholes option pricing model.
No stock options were granted during the nine months ended September 30, 2007 and 2006. Options outstanding and exercisable at September 30, 2007 had no intrinsic value as the Company’s stock price on the last day of the period was $8.05, which was below the exercise price of all options issued. As of September 30, 2007, the Company had recognized all compensation costs related to options outstanding.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
The following table summarizes restricted stock grant activity for the six months ended September 30, 2007:

		Weighted
	Number of	Average
	Restricted Stock	Grant Date
	Grants Outstanding	Fair Value
Balance, December 31, 2006	1,007,482	$12.17
Granted	1,331,855	$10.76
Vested	(232,069)	$13.21
Forfeited	(666,737)	$11.22

Balance, September 30, 2007	1,440,531	$11.15

Effective April 30, 2007, the Company terminated its 2006 Long-Term Incentive Plan (the “LTIP”) in its entirety and cancelled all of the target units granted to the participants thereunder. In connection with such termination and cancellation, and in complete satisfaction and release of their rights and the Company’s obligations under the LTIP, each of the LTIP participants received a one-time grant of restricted common shares (each, a “Dissolution Grant”) representing 50% of their respective cancelled LTIP target units. In particular, participants received 720,000 restricted shares, in consideration for the cancellation of the 1,440,000 targets units, respectively, awarded to such persons under the LTIP. The Dissolution Grants will vest, according to the following schedule: 12.5% on each of December 31, 2007 and December 31, 2008, 16.7% on each of December 31, 2009 and December 31, 2010 and 20.8% on each of December 31, 2011 and December 31, 2012. During the third quarter of 2007, 96,000 Dissolution Grants were forfeited. As of September 30, 2007, 624,000 Dissolution Grants remain outstanding. Any outstanding restricted shares, including these Dissolution Grants, will fully vest upon a change of control of the Company.
In June 2007, the Company created the 2007 Multi-Year Equity Incentive Plan (the “MYP”) as a long term equity incentive plan designed to reward its participants through the issuance of restricted common shares based on the achievement of certain performance metrics on a cumulative basis during the three (3) year performance period beginning on January 2007 and ending on December 2009. Under the plan, a range of available restricted common share awards may be awarded to participants at the end of the performance period based upon the Company’s achieved level of performance. Participants were awarded Target Units, as defined in the MYP, equal to a percentage of the participant’s base salary divided by the Company’s average share price for the 20 days preceding the date the Board of Trustees created the plan. Restricted common share awards under the MYP are determined based upon the level of achievement of the performance metrics which state the percentage of Target Units, ranging from 50% to 600% (cumulative opportunity), that will be converted into restricted share grants. The Company has accounted for the MYP in accordance with SFAS 123R, and has determined that no compensation cost is required to be recorded during the three and nine month periods ended September 30, 2007.
If a change in control of the Company occurs before the conclusion of the performance period, the participants may be eligible to receive pro rata grants as follows: (i) if a change of control occurs on or before March 31, 2008, participants will receive restricted share grants up to 40% of cumulative opportunity, (ii) if a change of control occurs after March 31, 2008 and on or before December 31, 2008, participants will receive restricted share grants up to 70% of cumulative opportunity, and (iii) if a change of control occurs after December 31, 2008 and on or before December 31, 2009, participants will receive restricted share grants up to 100% of cumulative opportunity. The shares allocated under the MYP will fully accelerate in vesting upon a change of control of the Company.
In July 2006, the Company entered into an agreement with a third-party advisor to assist the Company with bank use real estate acquisition sourcing activities. In connection with entering into this agreement, the Company issued the advisor an unvested warrant to purchase 100,000 common shares of beneficial interest. Provided the agreement is still in effect, on each of first, second, third and fourth anniversary of this sourcing agreement, the Company will grant the advisor additional unvested warrants to purchase 100,000 common shares of beneficial interest. The purchase price of each warrant is equal to the closing common share price of the Company on the date of the respective grant. The advisor will earn, or vest in, each warrant if they successfully source acquisition transactions, as defined within the agreement, equal to $100,000. The right to vest in each warrant is cumulative; however, no warrant will be issued in advance of an anniversary date. The advisor must source and the Company must close transactions equal to $500,000 to vest all of the warrants. The Company will recognize this cost, to the extent the warrants are earned, and capitalize such cost as a component of the acquired properties. A fair value pricing model, such as Black-Scholes, will be utilized to value the warrant when earned. As of September 30, 2007, no warrants have been earned.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
(8) Net Loss Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2007 and 2006:

	Basic and Diluted		Basic and Diluted
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Loss from continuing operations	$(28,851)	$(58,846)	$(72,043)	$(109,475)
Less: Dividends on unvested restricted share awards	(274)	(214)	(839)	(843)

Loss from continuing operations	$(29,125)	$(59,060)	$(72,882)	$(110,318)

Income from discontinued operations	$6,069	$2,663	$45,486	$43,341
Total weighted average common shares outstanding	127,975,032	128,733,558	128,864,838	128,319,706

Loss per share from continuing operations	$(0.23)	$(0.46)	$(0.57)	$(0.86)

Income per share from discontinued operations	$0.05	$0.02	$0.36	$0.34

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is dilutive. The Company uses income (loss) from continuing operations to determine whether common share equivalents are dilutive or antidilutive. Therefore, since common share equivalents are antidilutive to continuing operations per share, common share equivalents are not used to compute discontinued operations or net income (loss) per share amounts.
The following share options and unvested restricted shares, both computed under the treasury stock method, and the weighted average Operating Partnership units were excluded from the diluted loss per share computations for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Share options	—	164,673	21,738	239,914
Unvested restricted shares	212	70,289	355,402	183,037
Operating Partnership units	1,824,816	3,218,691	1,944,064	3,338,060

Total shares excluded from diluted loss per share	1,825,028	3,453,653	2,321,204	3,761,011

(9) Discontinued Operations and Assets Held for Sale
In accordance with SFAS No.144, the Company separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, in accordance with SFAS No.144, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. Properties classified as held for sale as of September 30, 2007 are classified as such in the consolidated statement of operations for all periods presented for purposes of comparability.
During the three and nine months ended September 30, 2007, the Company sold 58 and 112 properties, including sub-parcels, for net sales proceeds of $44,250 and $278,024, respectively. The sales transactions resulted in net gains of $9,672 and $56,448 after minority interest of $137 and $801, for the three and nine months ended September 30, 2007, respectively. The Company also realized a gain on extinguishment of debt totaling $8.3 million related to one of these sales representing the difference between the carrying amount of the debt and its market value on the date of sale. The Company reclassified two and 17 properties previously identified as held for sale to held for investment during the three and nine months ended September 30, 2007, respectively. Each property was transferred to held for investment at the lesser of (i) fair value at the date of the transfer, or (ii) its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used.
The Company generally disposes of properties within its taxable REIT subsidiary. The Company did not record any income tax expense or benefit based on dispositions and other activities occurring in the taxable REIT subsidiary for the three and nine months ended September 30, 2007. During the nine months ended September 30, 2007, there were two properties that were not sold through the Company’s taxable REIT subsidiary, which resulted in a net gain of $43,073.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
During the three months and nine months ended September 30, 2006, the Company sold 38 and 103 properties, in separate transactions, for net sales proceeds of $70,858 and $506,025, respectively. The sales transactions resulted in net gains of $11,227 and $81,093 after minority interest of $255 and $1,841, for the three and nine months ended September 30, 2006, respectively, which was reported in discontinued operations. The Company generally disposes of properties within its taxable REIT subsidiary. An income tax provision of $981 was recorded for the nine months ended September 30, 2006, which is comprised of a $1,553 tax provision related to the taxable income in the Company’s taxable REIT subsidiary which was primarily generated from the sale of properties, offset by an income tax benefit of $572 recorded during the three months ended September 30, 2006 due to the application of net operating loss carry back. During the three months and nine months ended September 30, 2006, one and five properties were not sold through the Company’s taxable REIT subsidiary, which resulted in net gains of $490 and $57,358, respectively.
In accordance with the provisions of SFAS No.144, the Company had classified 129 and 237 properties as held for sale as of September 30, 2007 and December 31, 2006, respectively, as follows:

	September 30,	December 31,
	2007	2006
Assets held for sale:
Real estate investments, at cost:
Land	$28,907	$84,226
Buildings	112,209	388,228
Equipment and fixtures	23,902	68,760

Total real estate investments, at cost	165,018	541,214
Less accumulated depreciation	(17,329)	(41,181)

	147,689	500,033

Intangible assets, net	26,361	76,600
Other assets, net	8,926	18,148

Total assets held for sale	182,976	594,781

Liabilities related to assets held for sale:
Mortgage notes payable	—	221,268
Accrued expenses	9,019	14,519
Below-market lease liabilities, net	1,867	6,413
Deferred revenue	2,844	5,191
Tenant security deposits	200	407

Total liabilities related to assets held for sale	13,930	247,798

Net assets held for sale	$169,046	$346,983

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)
(In thousands, except unit and share, per share and building data)
The following operating results of the properties held for sale as of September 30, 2007 and the properties sold during the three and nine months ended September 30, 2007 and 2006 are included in discontinued operations for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating results:
Revenues	$8,073	$36,822	$39,269	$124,784
Property operating expenses	9,992	18,983	34,415	63,901
Impairment loss	972	2,233	16,738	3,598
Interest (income) expense	(14)	11,222	3,360	41,464
Depreciation and amortization	726	13,591	2,122	41,994

Loss from operations before minority interest	(3,603)	(9,207)	(17,366)	(26,173)
Minority interest	52	680	163	2,042

Loss from operations, net	(3,551)	(8,527)	(17,203)	(24,131)

Yield maintenance fees and gain on extinguishment of debt	(53)	(38)	6,330	(13,930)
Minority interest	1	1	(89)	309

Yield maintenance fees and gain on extinguishment of debt, net	(52)	(37)	6,241	(13,621)

Gain on disposals	9,809	11,482	57,249	82,934
Minority interest	(137)	(255)	(801)	(1,841)

Gain on disposals, net	9,672	11,227	56,448	81,093

Income from discontinued operations	$6,069	$2,663	$45,486	$43,341

Discontinued operations have not been segregated in the consolidated statements of cash flows.
(10) Subsequent Event
On November 2, 2007, the Company, the Operating Partnership, Gramercy Capital Corp. (“Gramercy”), GKK Capital LP, GKK Stars Acquisition LLC, GKK Stars Acquisition Corp. (“Merger Sub”) and GKK Stars Acquisition LP (“Merger Sub OP”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving entity. At the effective time of the Merger (i) each of the issued and outstanding common shares of beneficial interest of the Company will be converted into the right to receive (a) $5.50 in cash and (b) 0.12096 of a share of the common stock, par value $0.001 per share, of Gramercy (together, the “Merger Consideration”). At the closing of the Merger, the Company’s stockholders will also be entitled to receive (i) the regular quarterly dividend declared and paid by Gramercy in respect of the first quarter of 2008, if any, and (ii) a portion of any special dividend declared by Gramercy before closing.
In addition, under the terms of the Merger Agreement, Merger Sub OP will merge with and into the Operating Partnership (the “Partnership Merger” and, together with the Merger, the “Mergers”), with the Operating Partnership continuing after the Partnership Merger as the surviving entity. At the effective time of the Partnership Merger, each unit of limited partnership interest in the Operating Partnership (each, an “OP Unit”) will be converted into the right to receive the applicable amount of Merger Consideration in respect of the number of common shares of beneficial interest of the Company issuable upon redemption of each OP Unit in accordance with the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “OP Agreement”), as if such OP Unit were redeemed for an equal number of common shares of beneficial interest of the Company immediately prior to the effective time of the Partnership Merger.
The Merger Agreement also provides that if the net proceeds received on the sales of specified properties prior to closing exceed agreed levels, an additional cash payment of half of such excess amount, if any (but no more than $0.25 per share) will be made at closing to the Company stockholders. The sales process is subject to various uncertainties and the Company stockholders should not assume that any such payment will be made.
The Company currently has approximately 130.3 million shares outstanding on a fully diluted basis (including common shares issuable upon redemption of OP Units). Gramercy expects to assume approximately $1.45 billion of the Company’s outstanding debt. The Merger will be fully taxable to the Company’s stockholders and the limited partners of the Operating Partnership (including with respect to the stock component of the Merger Consideration).
The Merger Agreement has been approved by the Board of Trustees of the Company and by the Board of Directors of Gramercy.
The Company has agreed to certain covenants, including, among others, subject to certain exceptions described in the Merger Agreement, an obligation not to solicit, initiate or knowingly encourage or knowingly facilitate (including by way of furnishing information) any inquiries, proposals or offers or any other efforts or attempts that constitute or that reasonably may be expected to lead to, a competing proposal (as defined in the Merger Agreement) or initiate or participate in any discussions or negotiations (other than to seek clarifications with respect to any competing proposal) regarding, or that reasonably may be expected to lead to, a competing proposal or approve or recommend, or publicly propose to approve or recommend, a competing proposal or enter into any merger agreement, letter of intent, agreement in principle, share purchase agreement, asset purchase agreement or share exchange agreement, option agreement or other similar agreement relating to a competing proposal, or enter into any agreement or agreement in principle requiring the Company or the Operating Partnership to abandon, terminate or fail to consummate the transactions contemplated by the Merger Agreement or breach its obligations under the Merger Agreement or resolve, propose or agree to do any of the foregoing, except as otherwise contemplated in the Merger Agreement.
Prior to the closing, the Company has agreed to operate its business in the ordinary course consistent with past practice and not to take certain actions specified in the Merger Agreement. Prior to the closing, Gramercy has agreed to operate its business in the usual, regular and ordinary course consistent with good business judgment and not to take certain actions specified in the Merger Agreement. The Company will be permitted to pay quarterly dividends for the fourth quarter of 2007, but will not be permitted to pay dividends for any quarter thereafter. Gramercy will be permitted to pay quarterly dividends through the consummation of the Merger.
Consummation of the Merger is subject to customary conditions, including the approval of the Merger by the holders of the Company common shares of beneficial interest, the approval of the issuance of Gramercy’s common stock to be issued in the Mergers by the holders of Gramercy’s shares of common stock, the registration of Gramercy’s shares of common stock to be issued in the Merger, the listing of such shares on the New York Stock Exchange and the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the Mergers. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party (subject to the materiality standards contained in the Merger Agreement), (ii) compliance in all material respects of the other party with its covenants, (iii) the absence of a material adverse effect (as defined in the Merger Agreement) on the other party and (iv) the delivery of opinions of counsel with respect to each other’s status as a real estate investment trust.
The Merger Agreement contains certain termination rights for both the Company and Gramercy and provides that, upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, the Company would be required to pay Gramercy an amount equal to $18.0 million on account of expenses and, in certain circumstances, a termination fee of $32.0 million. In addition, Gramercy will be required to pay the Company $14.0 million upon termination under specified circumstances described in the Merger Agreement.
The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties.
Contemporaneously with the execution and delivery of the Merger Agreement, the Company entered into a voting agreement with SL Green Operating Partnership, L.P. (“SLG OP”), which currently owns approximately 22% of Gramercy’s common stock, pursuant to which SLG OP agreed to, among other things, vote its shares of Gramercy’s common stock in favor of the issuance of Gramercy’s common stock in the Mergers (the “SLG Voting Agreement”). On November 7, 2007, the Company entered into a voting agreement with SSF III Gemini, LP, an affiliate of Morgan Stanley Real Estate Special Situations Fund III (“SSF III Gemini”), which currently owns approximately 11.3% of Gramercy’s common stock, pursuant to which SSF III Gemini agreed to, among other things, vote its shares of Gramercy’s common stock in favor of the issuance of Gramercy’s common stock in the Mergers (the “SSF III Gemini Voting Agreement”).
The foregoing description of the Merger Agreement, the SLG Voting Agreement and the SSF III Gemini Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, the SLG Voting Agreement and the SSF III Gemini Voting Agreement, respectively, copies of which are filed as Exhibit 2.1, Exhibit 10.1 and Exhibit 10.2 to the Form 8-K filed by the Company on November 8, 2007 and are incorporated in this report by reference.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:
•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing with respect to our properties on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to execute our business plan;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	our ability to maintain an adequate, effective control environment;

•	our ability to accurately project future financial performance;

•	changes in our industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes;

•	the additional risks relating to our business described under the heading “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007; and

•	the additional risks relating to our business described in Part II, Item 1A of this Form 10-Q.
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
As of September 30, 2007, we owned or held leasehold interests in 1,066 properties located in 36 states and Washington, D.C., including 669 bank branches, 385 office buildings and 12 land parcels containing an aggregate of approximately 30.7 million rentable square feet. In addition, we own 239 retail bank branches comprising of 975,000 square feet in 11 states in an unconsolidated joint venture.

On November 5, 2007, the Company announced that it had entered into a definitive merger agreement with Gramercy Capital Corp. (“Gramercy”). The terms of this merger agreement are described in Part I, Item 1, note 10 Subsequent Event of this Form 10-Q (the “Merger Agreement”).
Acquisitions
During the three months ended September 30, 2007, we acquired interests in five properties, containing an aggregate of approximately 27,000 square feet, for a total net purchase price of $4.3 million. Four of these properties were purchased under the terms of a sale lease back agreement and one was purchased under terms of an existing formulated price contract.
Dispositions
During the three months ended September 30, 2007, the Company generated $44.3 million of net proceeds from the disposition of 57 properties comprising approximately 754,000 square feet and one sub-parcel. Included in these dispositions were 38 branch properties with an average occupancy rate of 54.9% and 19 office properties with an average occupancy rate of 65.0%.
Financings
During the three months ended September 30, 2007, the Company increased advances under its secured credit facility by $75.9 million. Advances of approximately $65.8 million were used to purchase treasury securities in connection with defeasance transactions. As of September 30, 2007, the Company had $149.4 million of advances outstanding from the secured credit facility, $100.1 million of additional collateralized availability under this facility, and $150.5 million of additional uncollateralized availability under this facility.
In September 2007, the Company financed 30 properties through two non-recourse, fixed-rate financings; 28 properties were previously pledged to our secured credit facility and two properties were previously unencumbered by debt. The initial loan amounts for these financings were $26.4 million and $22.7 million, both loans have a maturity date of October 5, 2017 and a coupon of 6.80%. The loans will be interest-only for five-years after which principal will be repaid based on a 30-year amortization schedule.
Portfolio Review
Summarized in the table below are our key portfolio statistics as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
Occupancy	86.6%	86.9%
% base revenue from financial institutions	80.2%	81.2%
% base revenue from tenants rated “A-” or better (per Standard & Poor’s)	74.4%	76.5%
% base revenue from net leases (1)	76.6%	77.8%
Average remaining lease term (years)	11.2	11.6

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.
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
We review payments the Company receives from tenants in connection with the termination of their leases and recognize the payments as other income when the fee is fixed and determinable, no further actions or services are required to be performed by the Company, and collectibility is reasonably assured. In the event of early termination, the unrecoverable net book values of the assets or liabilities related to the terminated lease are recognized as depreciation and amortization expense in the period of termination.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at September 30, 2007, we had no unrecognized tax benefits. As a result we have no accrued interest or penalties related to uncertain tax positions.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 (“FSP FIN 48-1”) which clarifies when a tax position is settled under FIN 48. The FSP was effective upon the adoption of FIN 48. We adopted FIN 48 on January 1, 2007 and the adoption of FSP FIN 48-1 did not have a material effect on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard will have on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

Results of Operations
Comparison of the Three Months Ended September 30, 2007 and 2006
The following comparison of our results of operations for the three months ended September 30, 2007 to the three months ended September 30, 2006, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2006 and still owned by us at September 30, 2007, excluding assets held for sale at September 30, 2007; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2006 through September 30, 2007; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Acquisitions include the Home Federal, Heritage Oaks portfolio, Sterling portfolio, Banner Elk, Umpqua Western Sierra, Meadowmont, Dripping Springs, Hinsdale, National City portfolio and properties acquired under our formulated price contracts

					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
Amounts in thousands:	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
Rental income	$64,424	$62,625	$3,321	$2,035	$(25)	$(317)	$67,720	$64,343
Operating expense reimbursements	34,033	43,134	385	196	(224)	62	34,194	43,392

Total revenues	98,457	105,759	3,706	2,231	(249)	(255)	101,914	107,735
Property operating expenses	53,320	64,289	1,911	1,388	(2,792)	(1,812)	52,439	63,865

Net operating income (1)	45,137	41,470	1,795	843	2,543	1,557	49,475	43,870

Marketing, general and administrative	—	—	—	—	4,572	6,170	4,572	6,170
Repositioning	—	—	—	—	—	8,157	—	8,157
Amortization of deferred equity compensation	—	—	—	—	1,404	2,080	1,404	2,080
Severance and related accelerated amortization of deferred compensation	—	—	—	—	5,000	21,622	5,000	21,622

Earnings before interest, depreciation and amortization	45,137	41,470	1,795	843	(8,433)	(36,472)	38,499	5,841
Depreciation and amortization	30,965	29,873	1,454	547	1,182	1,480	33,601	31,900

Operating income (loss)	$14,172	$11,597	$341	$296	$(9,615)	$(37,952)	4,898	(26,059)

Interest and other income							3,138	946
Interest expense on mortgages and other debt							(37,223)	(35,473)
Gain on sale of properties in continuing operations							—	1,213
Equity in loss from joint venture							(702)	(719)
Minority interest							1,038	1,246

Loss from continuing operations							(28,851)	(58,846)

Discontinued operations:
Loss from operations							(3,551)	(8,527)
Yield maintenance fees							(52)	(37)
Net gains on disposals							9,672	11,227

Income from discontinued operations							6,069	2,663

Net loss							$(22,782)	$(56,183)

(1)	We use the term “net operating income” when discussing our financial results, which represents total revenues less total property operating expenses. In our opinion, net operating income (or NOI) is helpful to investors as a measure of the Company’s performance as an equity REIT because it provides investors with an understanding of the Company’s operating performance and profitability. NOI is a non-GAAP financial measure commonly used in the REIT industry, and therefore, this measure may be useful in comparing the Company’s performance with that of other REITs. NOI should be evaluated along with GAAP net income in evaluating the performance of equity REITs. The above table reconciles NOI to GAAP net income.
Rental Revenue
Rental income increased $3.4 million, or 5.3%, to $67.7 million for the three months ended September 30, 2007 from $64.3 million for the three months ended September 30, 2006. This increase is due primarily to a $1.8 million or 2.9% increase in rental income from Same Store and a $1.3 million increase in rental income from Acquisitions.
The increase in rental income from Same Store primarily reflects the impact of new leasing activity compared to the prior year. Leasing activity in properties acquired under our Formulated Price Contracts (“FPCs”) resulted in higher rental income, up $0.6 million versus the prior period. Properties acquired under FPCs are vacant when first purchased. Additionally, a net increase in rental revenue in our Regions portfolio, Dana portfolio and Bank of America portfolio acquired in 2003 totaling $0.8 million was realized primarily due to net leasing activity. Occupancy at our Harbourside leasehold location increased from approximately 158,000 square feet or 55.2% at September 30, 2006 to approximately 170,000 square feet or 59.2% at September 30, 2007. This increase in occupancy resulted in a $0.3 million increase in rental income in the current period compared to the same period in the prior year.
The increase in rental revenue from Acquisitions includes the results for properties purchased since October 2006. The current period includes rental income of approximately $1.0 million primarily from the Sterling acquisition and Wachovia FPC acquisitions for which there was no revenue in the prior year period. Rental revenue from Acquisitions also includes $0.2 million of revenue from properties acquired in June 2007 from Heritage Oaks Bank.
Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements decreased $9.2 million, or 21.2%, to $34.2 million for the three months September 30, 2007, from $43.4 million for the three months ended September 30, 2006. Property operating expenses decreased $11.5 million, or 18.0%, to $52.4 million for the three months ended September 30, 2007, from approximately $63.9 million for three months ended September 30, 2006. Total operating expense reimbursement as a percentage of total property operating expenses (“reimbursement ratio”) decreased from 67.9% to 65.3%. The decrease in both operating expense reimbursements and property operating expenses and the reduction in the reimbursement ratio are primarily the result of a lease modification affecting certain properties in our Wachovia portfolio that became effective in the current period. Under the modified terms, Wachovia, which is generally the sole tenant in the affected properties, will now pay for all operating expenses directly. Previously Wachovia self-managed these properties and the Company paid for and was subsequently reimbursed for these property operating expenses. While the tenant is responsible for the operating expenses of the affected properties under both the original lease agreement and the current modified agreement, the new terms eliminate operating expense reimbursements and property operating expenses that previously generated a reimbursement ratio of nearly 100%. The change in total operating expense reimbursements and total property operating expenses also reflects a full quarter of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007.
The table below segregates Same Store operating expense reimbursement and property operating expenses for properties affected by the Wachovia lease modification from total Same Store properties:

	Three Months ended September 30,
	2007			2006
	Total			Total
	Same	Modified	Adjusted	Same	Modified	Adjusted
	Store	Properties	Same Store	Store	Properties	Same Store
Operating expense reimbursements	$34,033	$1,545	$32,488	$43,134	$10,013	$33,121
Property operating expenses	$53,320	$1,684	$51,636	$64,289	$10,132	$54,157
Reimbursement ratio	63.8%	91.8%	62.9%	67.1%	98.8%	61.2%
Excluding properties affected by the Wachovia lease modification, Same Store operating expense reimbursements decreased $0.6 million for the three months September 30, 2007 compared to the three months ended September 30, 2006. Property operating expenses decreased $2.6 million, or 4.8%, to $51.6 million for the three months ended September 30, 2007, from approximately $54.2 million for three months ended September 30, 2006. The reimbursement ratio on the remaining Same Store portfolio improved to 62.9% from 61.2%.
The improvement in Same Store operating expense reimbursement is primarily due to a reduction in impairment charges in the three months ended September 30, 2007 compared to the three months ended September, 30, 2006. No impairment charges were taken in the current period within the Same Store portfolio. Impairment charges in the prior period totaled $6.4 million primarily due to impairment charges taken on a single property in our Bank of America portfolio acquired in 2004 and impairments taken in connection with the execution of subleases at our Harborside, NJ leasehold location. Excluding the reduction in impairment charges, the Same Store operating expense reimbursement ratio reflects a decrease of 6.4 percentage points from an adjusted rate of 69.3% for the three months ended September 30, 2006.
Adjusted Same Store operating expense reimbursements were adversely affected by a lease modification at our 123 S. Broad Street property, located in Philadelphia, Pennsylvania that became effective in 2007. This modification, done in connection with the extension of a major tenant lease, reset the base year for purposes of determining the amount of operating expenses reimbursed by the tenant. As a result of this modification, operating expense reimbursements declined to less than one-third of their prior-year levels. During the three months ended September 30, 2007, the Company experienced lower operating expense reimbursement at two large properties in the Bank of America portfolio acquired in 2004. Bank of America exercised termination rights with respect to these two properties in the fourth quarter of 2006. These properties have since been 100% leased and operating expense reimbursements are anticipated to increase in future periods.
Adjusted Same Store operating expense reimbursements were also impacted by an increase in certain non-billable expenses during the three months ended September 30, 2007 compared to the same period last year. Among these is $0.8 million of non-billable incentive management fee recorded on our 801 Market Street property. This fee, earned annually by the Company’s property management entity, is charged to the property but eliminated within Corporate and Eliminations for financial statement presentation. In the prior year, this fee was charged to 801 Market Street during the three months ended June 30th.
  Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased $1.6 million, or 25.8%, to $4.6 million for three months ended September 30, 2007, from $6.2 million for the three months ended September 30, 2006. This decrease primarily reflects lower personnel and related costs resulting from the closing of the Company’s New York office as well as lower legal and professional fees.
  Repositioning
On August 17, 2006, the Company announced the results of a strategic review of its operations. This review resulted in several broad initiatives which include accelerating asset sales, reducing the Company’s leverage ratio and reducing marketing, general and administrative expenses. During the three months ended September 30, 2006, the Company incurred $8.2 million of charges associated with the repositioning plan. Substantially all the costs of the repositioning plan were recognized in 2006. Accordingly, no repositioning related expenses have been recorded in the three months ended September 30, 2007.
  Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation was $1.4 million in the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006, a decrease $0.7 million or 33.3%. The decrease primarily reflects the full amortization of restricted shares issued in September 2003, which vested over a three year period and the acceleration of amortization on certain restricted shares in 2006 and the elimination in 2007 of amortization for shares forfeited since the prior year, partially offset by the issuance of additional unvested restricted shares in 2007.
  Severance and Related Accelerated Amortization of Deferred Compensation
Severance expense for the three months ended September 30, 2007, represents a $5.0 million payment to the estate of our former President and Chief Executive Officer which was approved by the Company’s Board of Trustees. During the three months ended September 30, 2006, we recorded estimated severance charges related to the separation of our then President and Chief Executive Officer, and two additional senior executives, positions which were not refilled, as well as certain other employees. These charges include a combination of cash severance and accelerated vesting of equity compensation totaling $17.3 million and $4.3 million, respectively.
   Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.7 million, or 5.3%, to $33.6 million for the three months ended September 30, 2007, from $31.9 million for the three months ended September 30, 2006. Depreciation and amortization in Same Store increased $1.1 million from $29.9 million for the three months ended September 30, 2006, to $31.0 million for the three months ended September 30, 2007. This increase primarily reflects $0.7 million of accelerated amortization of intangible assets within our Regions portfolio recorded in connection with the termination of a lease in the current period. The remainder of the increase primarily reflects higher depreciation on improvements within the Bank of America portfolio acquired in 2003.
Depreciation and amortization within Acquisitions increased $1.0 million primarily due to the three months ended September 30, 2007 including a full quarter of expense for Acquisitions purchased in 2006 and a partial period of expense for Acquisitions purchased in 2007.
   Interest and Other Income
Interest and other income increased $2.2 million, or 144.4%, to $3.1 million for the three months ended September 30, 2007, from $0.9 million for the three months ended September 30, 2006. The improvement includes a $1.1 million increase in lease termination fees principally due to the termination of a lease within the Regions portfolio for which the Company received a $0.8 million fee. Additionally, interest income increased $1.1 million primarily due to $0.7 million of interest income earned on Treasury securities purchased and pledged in connection with a series of in-substance defeasance transactions completed over the prior 12 months and $0.2 million of higher interest earned on investments.

   Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt decreased $1.7 million, or 4.8%, to $37.2 million for the three months ended September 30, 2007, from $35.5 million for the three months ended September 30, 2006. Included in mortgage interest expense are $4.2 million of yield maintenance charges incurred primarily in connection with a legal defeasance transaction which removed 63 properties which previously served as collateral under a mortgage note. Excluding the yield maintenance charges from this transaction, interest expense on mortgages and other debt decreased $2.5 million or 7.0%.
Mortgage Interest. Interest expense on permanent mortgages decreased $0.9 million to $27.9 million for the three months ended September 30, 2007, from $28.8 million for the three months ended September 30, 2006. The decrease in interest expense on permanent mortgages primarily reflects reductions in average outstanding balances due to refinancing of mortgages with advances from our secured credit facility or other permanent financing, early extinguishment of mortgages with high interest rates or high debt constants and extinguishment of related debt within the Same Store portfolio, and scheduled debt amortization.
Secured Credit Facility. Interest expense on our secured credit facility decreased by $1.8 million from $4.7 million for the three months ended September 30, 2006, to $2.9 million for the three months ended September 30, 2007. This decrease is attributable to a decrease in average advances to $158.3 million during the three months ended September 30, 2007, compared to $260.3 million during the three months ended September 30, 2006, partially offset by an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 7.3% during the three months ended September 30, 2007, from 7.1% during the three months ended September 30, 2006. We used this facility to finance the purchase of the Western Sierra portfolio and other single property acquisitions purchased during 2006 and to provide financing for purchases under our formulated price contracts. We also refinanced certain mortgages with the secured credit facility where we were able to lower interest rates, increase funds availability or reduce high debt constants.
  Gain on Disposal of Properties in Continuing Operations
The Company sold seven parcels of land for a net gain of $1.2 million in the three months ended September 30, 2006. There were no sales of land parcels during the three months ended September 30, 2007.
   Equity in Loss from Unconsolidated Joint Venture
During the three months ended September 30, 2007, our allocated share in the loss of our Citizens Bank unconsolidated joint venture totaled $0.7 million. This loss includes our allocated portion of depreciation and interest expense totaling $2.1 million. The Company earns a management fee of 0.15% of property value under management, defined as the original purchase price. The gross amount of management fees, totaling $0.1 million are included in other income from continuing operations.
  Minority Interest
Minority interest was $1.0 million for the three months ended September 30, 2007 compared to $1.2 million in the three months ended September 30, 2006. These amounts represent an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from 801 Market Street property to third parties that own a minority interest in that property. The decrease in minority interest allocation also reflects the 99.9% allocation of an incentive management fee expense to the minority interest shareholder of 801 Market Street which was incurred and recorded during the three months ended September 30, 2007. Additionally, the proportionate share of our Operating Partnership held by unitholders has decreased from approximately 2.2% at September 30, 2006 to 1.4% at September 30, 2007. Accordingly, the amount of net loss allocable to these unitholders has decreased.
  Discontinued Operations
Following the announcement of its repositioning plan on August 17, 2006, the Company began a process of identifying and disposing of non-core assets and selected marquee properties. Included in discontinued operations is State Street Financial Center, sold in December 2006, HSBC Operations Center, sold in January 2007 and Fireman’s Fund Insurance Company building, sold in May 2007. In addition, discontinued operations includes 129 non-core properties included in held for sale at September 30, 2007 and 58 non-core properties which were sold during the three months ended September 30, 2007.
  Discontinued Operations — Loss from Discontinued Operations
Loss from discontinued operations decreased $4.9 million to a loss of $3.6 million, net of minority interest, for the three months ended September 30, 2007, from a loss of $8.5 million, net of minority interest, for the three months ended September 30, 2006. The change in loss from discontinued operations reflects the combination of lower net operating income from properties included in discontinued operations and $1.7 million of expense from an unfavorable judgment related to a formerly owned property, partially offset by lower depreciation and interest expense in the current three month period compared to the similar period in the prior year.

A majority of the properties included in discontinued operations were owned and operated by the Company as of and for the quarter ended September 30, 2006, but sold prior to September 30, 2007. Accordingly, discontinued operations for these properties includes three months of operating results for the period ended September 30, 2006, but less than three months of operating results for these properties for the period ended September 30, 2007 due to the property’s sale prior to this date. As a result, the change in loss from discontinued operations reflects an $17.5 million decrease in net operating income generated from these properties reported in discontinued operations, primarily due to properties that were owned in the prior period and for which there is no activity in the current period as they were disposed.
The decrease in net operating income was offset by lower interest and depreciation and amortization expense. Interest expense on properties included in discontinued operations decreased approximately $10.0 million primarily due to the sale of encumbered properties during or after the three months ended September 30, 2006 but prior to September 30, 2007 such as State Street Financial Center, Fireman’s Fund and HSBC Operations Center. These properties incurred no interest expense in the three months ended September 30, 2007. Depreciation and amortization expense on properties included in discontinued operations at September 30, 2007 decreased approximately $11.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
Depreciation and amortization on a property ceases subsequent to being reclassified as held for sale. As a result, depreciation and amortization expense was incurred on many of these properties during the three months ended September 30, 2006, but not during the comparable period in 2007.
The Company also recorded impairment charges of $1.0 million on properties included in discontinued operations during the three months ended September 30, 2007 compared to $2.2 million during the three months ended September 30, 2006, a decrease of $1.2 million.
  Discontinued Operations — Net Gains
During the three months ended September 30, 2007 and 2006, we sold 58 and 38 properties, including sub-parcels, for gains of $9.7 million and $11.2 million, net of minority interest and income tax expense, respectively.
We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of identification or acquisition and dispose of them within approximately 12 months. The Company generally disposes of properties within its taxable REIT Subsidiary. If we sell properties at a gain, we may incur income tax liability. The Company did not record any income tax expense or benefit based on dispositions and other activities occurring in the three months ended September 30, 2007 as the taxable REIT subsidiary generated a taxable loss.

Comparison of the Nine Months Ended September 30, 2007 and 2006
The following comparison of our results of operations for the nine months ended September 30, 2007 to the nine months ended September 30, 2006, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2006 and still owned by us at September 30, 2007, excluding assets held for sale at September 30, 2007; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2006 through September 30, 2007; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Acquisitions include the Heritage Oaks portfolio, Home Federal Bancorp portfolio, Sterling portfolio, First Charter Bank, Umpqua Western Sierra, Meadowmont, Dripping Springs, Hinsdale, National City, Washington Mutual and properties acquired under our formulated price contracts.

					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
Amounts in thousands:	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
Rental income	$191,573	$185,790	$8,850	$4,025	$149	$(846)	$200,572	$188,969
Operating expense reimbursements	103,296	126,786	764	339	(387)	(92)	103,673	127,033

Total revenues	294,869	312,576	9,614	4,364	(238)	(938)	304,245	316,002
Property operating expenses	156,850	179,509	5,724	2,928	(5,860)	(5,986)	156,714	176,451

Net operating income (1)	138,019	133,067	3,890	1,436	5,622	5,048	147,531	139,551

Marketing, general and administrative	—	—	—	—	15,321	19,533	15,321	19,533
Repositioning	—	—	—	—	—	8,649	—	8,649
Amortization of deferred equity compensation	—	—	—	—	2,979	7,402	2,979	7,402
Severance and related accelerated amortization of deferred compensation	—	—	—	—	5,000	21,904	5,000	21,904

Earnings before interest, depreciation and amortization	138,019	133,067	3,890	1,436	(17,678)	(52,440)	124,231	82,063
Depreciation and amortization	91,623	90,382	3,736	1,004	3,450	3,218	98,809	94,604

Operating income (loss)	$46,396	$42,685	$154	$432	$(21,128)	$(55,658)	25,422	(12,541)

Interest and other income							5,880	3,412
Interest expense							(102,984)	(104,412)
Gain on sale of properties in continuing operations							679	2,030
Equity in loss from joint venture							(2,162)	(700)
Minority interest							1,122	2,736

Loss from continuing operations							(72,043)	(109,475)

Discontinued operations:
Loss from operations							(17,203)	(24,131)
Yield maintenance fees and gain on extinguishment of debt							6,241	(13,621)
Net gains on disposals							56,448	81,093

Income from discontinued operations							45,486	43,341

Net loss							$(26,557)	$(66,134)

(1)	We use the term “net operating income” when discussing our financial results, which represents total revenues less total property operating expenses. In our opinion, net operating income (or NOI) is helpful to investors as a measure of the Company’s performance as an equity REIT because it provides investors with an understanding of the Company’s operating performance and profitability. NOI is a non-GAAP financial measure commonly used in the REIT industry, and therefore, this measure may be useful in comparing the Company’s performance with that of other REITs. NOI should be evaluated along with GAAP net loss in evaluating the performance of equity REITs. The above table reconciles NOI to GAAP net loss.
Rental Revenue
Rental income increased $11.6 million, or 6.1%, to $200.6 million for the nine months September 30, 2007 from $189.0 million for the nine months ended September 30, 2006. This increase is primarily due to a $5.8 million or 3.1% increase in rental income from Same Store and a $4.9 million increase in rental income from Acquisitions.
The increase in rental income from Same Store primarily reflects the impact of net new leasing activity compared to the prior year. Occupancy at our Harborside leasehold location increased from approximately 133,000 square feet or 41.4% at December 2005 to approximately 170,000 square feet or 59.2% at September 2007. This increase in occupancy resulted in a $1.6 million increase in rental income in the current period compared to the same period in the prior year. Company realized an increase in rental income of $2.3 million due to lease up of space in our

Wachovia and Bank of America portfolio acquired in 2003. New leasing in certain properties acquired under our Formulated Price Contract (“FPC’s”) also resulted in higher rental income, up $1.3 million versus the prior period. Properties acquired under such FPC’s are vacant when purchased.
The increase in rental revenue from Acquisitions includes a full nine months of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007. Significant acquisition activity includes the National City portfolio, acquired in March 2006, the Sterling Bank portfolio, acquired in December 2006, and the Heritage Oaks portfolio, acquired in June 2007.
   Operating Expense Reimbursements and Property Operating Expenses
Operating expense reimbursements decreased $23.3 million, or 18.4%, to $103.7 million for the nine months September 30, 2007, from $127.0 million for the nine months ended September 30, 2006. Property operating expenses decreased $19.8 million, or 11.2%, to $156.7 million for the nine months ended September 30, 2007, from approximately $176.5 million for nine months ended September 30, 2006. Total operating expense reimbursement as a percentage of total property operating expenses (“reimbursement ratio”) decreased from 72.0% to 66.2%. The decrease in both operating expense reimbursements and property operating expenses and the reduction in the reimbursement ratio are primarily the result of a lease modification affecting certain properties in our Wachovia portfolio that became effective in the current period. Under the modified terms, Wachovia, which is generally the sole tenant in the affected properties, will now pay for all operating expenses directly. Previously Wachovia self-managed these properties and the Company paid for and was subsequently reimbursed for these property operating expenses. While the tenant is responsible for the operating expenses of the affected properties under both the original lease agreement and the current modified agreement, the new terms eliminate operating expense reimbursements and property operating expenses that previously generated a reimbursement ratio of nearly 100%. The change in total operating expense reimbursements and total property operating expenses also reflects a full nine months of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007.
The table below segregates Same Store operating expense reimbursement and property operating expenses for properties affected by the Wachovia lease modification from total Same Store properties:

	Nine Months ended September 30,
	2007			2006
	Total			Total
	Same	Modified	Adjusted	Same	Modified	Adjusted
	Store	Properties	Same Store	Store	Properties	Same Store
Operating expense reimbursements	$103,296	$4,112	$ 99,184	$126,786	$27,959	$ 98,827
Property operating expenses	$156,850	$4,390	$152,460	$179,509	$28,334	$151,175
Reimbursement ratio	65.9%	93.7%	65.1%	70.6%	98.7%	65.4%
Excluding properties affected by the Wachovia lease modification, Same Store operating expense reimbursements increased $0.4 million, or 0.3%, to $99.2 million for the nine months September 30, 2007 from $98.9 million for the nine months ended September 30, 2006. Property operating expenses increased $1.3 million, or 0.9%, to $152.5 million for the nine months ended September 30, 2007, from approximately $151.2 million for nine months ended September 30, 2006. The reimbursement ratio on the remaining Same Store portfolio decreased to 65.1% from 65.4%.
The improvement in Same Store operating expense reimbursement is primarily due to a reduction in impairment charges in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Impairment charges of $0.3 million taken in the nine months ended September 30, 2007 within the Same Store portfolio. Impairment charges in the prior period totaled $8.4 million primarily due to impairment charges taken on a single property in our Bank of America portfolio acquired in 2004 and impairments taken in connection with the execution of subleases at our Harborside, NJ leasehold location. Excluding the reduction in impairment charges, the Same Store operating expense reimbursement ratio reflects a decrease of 4.0 percentage points from an adjusted rate of 69.2% for the three months ended September 30, 2006.
Adjusted Same Store operating expense reimbursements were adversely affected by a lease modification at our 123 S. Broad Street property, located in Philadelphia, Pennsylvania that became effective in 2007. This modification, done in connection with the extension of a major tenant lease, reset the base year for purposes of determining the amount of operating expenses reimbursed by the tenant. As a result of this modification, operating expense reimbursements declined to less than one-third of their prior-year levels. During the nine months ended September 30, 2007, the Company experienced lower operating expense reimbursement at two large properties in the Bank of America portfolio acquired in 2004. Bank of America exercised termination rights with respect to these two properties in the fourth quarter of 2006. These properties have since been 100% leased and operating expense reimbursements are anticipated to increase in future periods.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased $4.2 million, or 21.5%, to $15.3 million for nine months ended September 30, 2007, from $19.5 million for the nine months ended September 30, 2006. The decrease reflects achieved results in the current period of reducing expenses under our repositioning plan. These costs include rent on our former New York and European offices as well as lower salary, travel and other expenses from related staff reductions.

Amortization of Deferred Equity Compensation
The amortization of deferred equity compensation was $3.0 million in the nine months ended September 30, 2007 compared to $7.4 million for the nine months ended September 30, 2006, a decrease $4.4 million or 59.5%. On June 26, 2007, the Company’s President and Chief Executive Officer died unexpectedly. His employment agreement contained no provision for the acceleration of unvested restricted shares upon death. As a result, such shares were forfeited at the date of death and the Company reversed $1.6 million of previously recorded stock compensation expense associated with these restricted stock awards in the current period. Additionally, there was a favorable variance of $2.9 million from the full amortization of restricted shares issued in July and September 2003, which vested over a three year period. These decreases were partially offset by the current year issuance of additional unvested restricted shares in connection with the termination of the Company’s former Long-term Incentive Plan as well unvested restricted shares awarded under its Equity Incentive Plan.
Severance and Related Accelerated Amortization of Deferred Compensation
Severance expense for the nine months ended September 30, 2007, represents a $5.0 million payment to the estate of our former President and Chief Executive Officer which was approved by the Company’s Board of Trustees. During the nine months ended September 30, 2006, we recorded estimated severance charges related to the separation of our then President and Chief Executive Officer, and two additional senior executives, positions which were not refilled, as well as certain other employees. These charges include a combination of cash severance and accelerated vesting of equity compensation totaling $17.3 million and $4.3 million, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.2 million, or 4.4%, to $98.8 million for the nine months ended September 30, 2007, from $94.6 million for the nine months ended September 30, 2006.

The increase of $2.7 million in depreciation in Acquisitions is primarily related to the timing of acquisitions due to depreciation and amortization expense for the nine months ended September 30, 2007 including a full nine months of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007.
Depreciation and amortization in Same Store increased $1.2 million from $90.4 million for the nine months ended September 30, 2006, to $91.6 million for the nine months ended September 30, 2007. This increase primarily reflects additional depreciation on improvements at within the Bank of America portfolio acquired in 2003, our Harborside leasehold and Regions portfolio. Additionally, we recorded $0.7 million of accelerated amortization of intangible assets within our Regions portfolio in connection with the termination of a lease in the current period.
Interest and Other income
Interest and other income increased $2.5 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase primarily reflects $2.9 million of higher interest income principally from $2.3 million earned on Treasury securities purchased and pledged in connection with a series of in-substance defeasance transactions completed over the prior 12 months. The Company recorded an increase of $0.9 million of net termination fee expense in the nine months ended September 30, 2007 reflecting a $1.9 million increase in fees paid to terminate leasehold obligations previously assumed. These payments were partially offset a $1.0 million increase in termination fees received reflecting a $0.7 million fee received for a single lease termination in the Region portfolio.
In addition, during the six months ended June 30, 2007, the Company concluded that payments received from a tenant in the amounts of $1.1 million and $0.3 million, which were received and recognized as income during the quarters ended December 31, 2006 and March 31, 2007, respectively, should have been deferred and amortized over the remaining lease term. The Company has evaluated, on both a quantitative and qualitative basis, the impact of this adjustment on the prior period interim and annual statements, and concluded that it is not material to those financial statements. This analysis was performed in accordance with SAB No. 99 and SAB No. 108 and included, among other factors, the impact these errors had on the Company’s net income (loss) and loss from continuing operations for the interim periods affected, as well as the impact on the estimated net loss for the 12 months ended December 31, 2007. During the six months ended June 30, 2007, the Company corrected the error by recording a reduction in other income of $1.0 million.
Interest Expense on Mortgages and Other Debt
Interest expense on mortgage notes and other debt decreased $1.4 million, or 1.3%, to $ 103.0 million for the nine months ended September 30, 2007, from $104.4 million for the nine months ended September 30, 2006. Included in mortgage interest expense are $4.4 million of yield maintenance charges incurred primarily in connection with a legal defeasance transaction which removed 63 properties which previously served as collateral under a mortgage note. Excluding the yield maintenance charges from this transaction, interest expense on mortgages and other debt decreased $5.8 million or 5.6%.
Mortgage Interest. Interest expense on permanent mortgages decreased $3.7 million to $83.5 million for the nine months ended September 30, 2007, from $87.2 million for the nine months ended September 30, 2006. The decrease in interest expense on permanent mortgages primarily reflects reductions in average outstanding balances due to refinancing of mortgages with advances from our secured credit facility or other permanent financing, early extinguishment of mortgages with high interest rates or high debt constants, sales of properties and extinguishment of related debt within the Same Store portfolio, and scheduled debt amortization.
In the second and fourth quarters of 2006, we refinanced approximately $19.0 million and $40.3 million of debt related to our One Montgomery and Pitney Bowes — Wachovia properties, respectively, with advances under our secured credit facility. Additionally, we refinanced a total of $68.2 million in acquisition bridge financings related to our One Colonial and One Citizens properties in December 2006. In December 2006 and January 2007, we extinguished 24 mortgages totaling $17.6 million that had high debt constants and nominal prepayment costs. The decrease in interest expense caused by these payments and financings was partially offset by interest expense from new borrowings related to our Sterling Bank portfolio acquisition in December 2006 and the permanent financings in May 2007 and September 2007 of 62 properties previously assigned to our secured credit facility.
Secured Credit Facility. Interest expense on our secured credit facility decreased by $2.1 million from $11.4 million for the nine months ended September 30, 2006, to $9.3 million for the nine months ended September 30, 2007. This decrease is attributable to a decrease in average advances to $172.3 million during the nine months ended September 30, 2007, compared to $222.4 million during the nine months ended September 30, 2006, partially offset by an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 7.1% during the nine months ended September 30, 2007, from 6.8% during the nine months ended September 30, 2006. We used this facility to finance the purchase of the Western Sierra portfolio and other single acquisitions acquired during 2006 and to provide financing for purchases under our formulated price contracts. We also refinanced certain mortgages with the secured credit facility where we were able to lower interest rates, increase funds availability or reduce high debt constants.
Gain on Disposal of Properties in Continuing Operations
The Company sold 14 parcels of land, and one sub-parcel, for a net gain of $0.7 million in the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company realized a gain of $2.0 million related to the sale of 13 parcels of land.
Equity in Loss from Unconsolidated Joint Venture
On June 23, 2006 we acquired an interest in 239 single-tenanted bank branches through a joint venture. Accordingly, results for the nine months ended September 30, 2007 include a full nine months of activity compared to the three months of activity included in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, our allocated share in the loss of our Citizens Bank unconsolidated joint venture totaled $2.2 million. This loss includes our allocated portion of depreciation and interest expense totaling $6.3 million. The Company earns a management fee of 0.15% of property value under management, defined as the original purchase price. The gross amount of management fees, totaling $0.4 million are included in other income from continuing operations.
Minority Interest
Minority interest was $1.1 million and $2.7 million, during the nine months ended September 30, 2007 and September 30, 2006, respectively. During the nine months ended September 30, 2007, and 2006, this amount represents an allocation of net loss to unitholders in our Operating Partnership and an allocation of net income or loss from 801 Market Street property to third parties that own a minority interest in that property. The decrease in minority interest allocation also reflects a decrease in the proportionate share of our Operating Partnership held by unitholders. The share of our Operating Partnership held by unitholders has decreased from approximately 2.2% at September 30, 2006 to 1.4% at September 30, 2007. Accordingly, the amount of net loss allocable to these unitholders has decreased as well.
Discontinued Operations
Following the announcement of its repositioning plan on August 17, 2006, the Company began a process of identifying and disposing of non-core assets and selected marquee properties. Included in discontinued operations is State Street Financial Center, sold in December 2006, HSBC Operations Center, sold in January 2007 and Fireman’s Fund Insurance Company building, sold in May 2007. In addition, discontinued operations includes 129 non-core properties included in held for sale at September 30, 2007 and 110 non-core properties which were sold during the nine months ended September 30, 2007.
Discontinued Operations — Loss from Discontinued Operations
Loss from discontinued operations increased $6.9 million to a loss of $17.2 million, net of minority interest, for the nine months ended September 30, 2007, from a loss of $24.1 million, net of minority interest, for the nine months ended September 30, 2006. The change in loss from discontinued operations reflects the combination of lower net operating income from properties included in discontinued operations in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and $1.7 million of expense from an unfavorable judgment related to a formerly owned property. These decreases were partially offset by lower depreciation and interest expense in the current nine month period compared to the similar period in the prior year.

A majority of the properties included in discontinued operations, including large stand-alone properties such as State Street Financial Center, Fireman’s Fund, and HSBC Operations Center, were owned and operated by the Company as of and for the periods ended September 30, 2006, but sold prior to September 30, 2007. Accordingly, discontinued operations for these properties includes nine months of operating results for the period ended September 30, 2006, but less than nine months of operating results for these properties for the period ended September 30, 2007 due to the property’s sale prior to this date. As a result, the change in loss from discontinued operations reflects a $44.1 million decrease in net operating income generated from these properties reported in discontinued operations, primarily due to properties that were owned in the prior period and for which there is no activity in the current period as they were disposed.
The decrease in net operating income was offset by lower interest and depreciation and amortization expense. Interest expense on properties included in discontinued operations decreased approximately $30.0 million primarily due to the sale of encumbered properties during or after the nine months ended September 30, 2006 but prior to September 30, 2007 such as State Street Financial Center, Fireman’s Fund and HSBC Operations Center. These properties incurred partial or no interest expense in the nine months ended September 30, 2007. Depreciation and amortization expense on properties included in discontinued operations at September 30, 2007 decreased approximately $31.4 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Depreciation and amortization on a property ceases subsequent to being reclassified as held for sale. As a result, depreciation and amortization expense was incurred on many of these properties during the nine months ended September 30, 2006, but not during the comparable period in 2007.
The Company also recorded impairment charges of approximately $13.2 million on properties included in discontinued operations during the nine months ended September 30, 2007 compared to approximately $2.8 million during the nine months ended September 30, 2006, an increase of approximately $10.3 million. The increase impairment charges primarily reflects the accrual costs anticipated to be incurred on properties held for sale such as charges to repair or demise the premises.
Discontinued Operations — Yield Maintenance Fees and Gains on Extinguishment of Debt
During the nine months ended September 30, 2007, we sold three properties encumbered by mortgages. The Company’s mortgage note encumbering the Fireman’s property was assumed by the purchaser which resulted in a gain on the extinguishment of debt of $8.3 million. This gain represents the difference between the net carrying value of the debt and its market value on the date of sale. In addition, the Company repaid two other mortgage notes during this period and incurred yield maintenance charges of approximately $2.1 million. In comparison, during the nine months ended September 30, 2006, we sold 12 properties encumbered by mortgages and incurred prepayment and yield maintenance charges of approximately $13.6 million, net of minority interest.
Discontinued Operations — Net Gains
During the nine months ended September 30, 2007 and 2006, we sold 112 and 103 properties, including sub-parcels, for a gain of $56.4 million and $81.1 million, net of minority interest and income tax expense, respectively.
We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of identification or acquisition and dispose of them within approximately 12 months. The Company generally disposes of properties with in it taxable REIT subsidiary. If we sell properties at a gain, we may incur income tax liability. The Company did not record any income tax expense or benefit based on dispositions and other activities occurring in the nine months ended September 30, 2007 as the taxable REIT subsidiary generated a taxable loss. During the nine months ended September 30, 2007 and 2006, the Company sold two and five properties through its operating partnership, generating a net gain of $43.1 million and $57.4 million, respectively. The Company reviewed the terms of the transactions and concluded that no income tax accrual was required related to these dispositions.

Cash Flows for the Nine Months Ended September 30, 2007
Cash flows provided by operating activities were $28.6 million for the nine months ended September 30, 2007 compared to $1.2 million used in operating activities for the nine months ended September 30, 2006, an increase of $29.8 million. This increase in cash flows from operating activities is significantly impacted by property sales over the preceding 12 months and the operating cash flow that these properties generated. Since September 30, 2006, the Company has disposed of nearly $1.2 billion of real estate assets and the cash flows attributable to them. Most of these sales were executed as part of the Company’s repositioning plan announced in August 2006 which included as an objective the disposal of non-core assets. A significant portion of the properties identified as non-core are vacant. However, the most significant source of net sales proceeds resulted from the sale of two fully occupied marquee properties, which enabled the company to achieve its overall de-leveraged objectives. As a result, the remaining 129 properties held for sale at September 30, 2007 have sub-standard occupancy, which approximates 56.7%, and generally produce negative operating cash flows. The Company believes that selling the remaining non-core properties will eliminate a significant source of negative operating cash flows and improve overall performance.
It is the Company’s objective to generate cash flow from operations sufficient to fund its operations, meet debt service and provide for its dividend payments. The Company was able to partially meet that objective in the nine months ended September 30, 2007 due to rent payments received in advance and recorded as deferred revenue. These payments include a $40.4 million annual rent payment received in the first quarter of each year related to the Dana portfolio and $9.2 million of standby subtenant fees from Charles Schwab & Co., Inc. Accordingly, the Company expects cash flows from operations will decline in future quarters due to the non-recurring nature of these annual payments. Additionally the standby subtenant fees received from Charles Schwab & Co., Inc. will terminate completely in December 2007.
Net cash provided by investing activities was approximately $155.6 million for the nine months ended September 30, 2007 compared to cash provided by investing activities of $292.9 million in the nine months ended September 30, 2006. The cash flows from investing activities, generated during the nine months ended September 30, 2007 reflect the execution of the Company’s repositioning plan, which began in 2006, and a refocus on core business operations to improve financial and operating performance. A key component of that plan was the sale of non-core real estate assets. Consistent with this objective, investment activities in the nine months ended September 30, 2007 reflect our current emphasis on the sale of non-core real estate assets. Included in property dispositions in 2007 were the sale of 111 properties, 14 land parcels and two sub-parcels, including Fireman’s Fund Headquarters which was sold for a purchase price of $310.2 million after transactions costs and HSBC Operations Center which was sold for proceeds of $27.3 million after transaction costs. Proceeds from sales of non-core assets and other dispositions decreased by $228.6 million from $514.4 million during the nine months ended September 30, 2006 to $285.8 million during the nine months ended September 30, 2007. Proceeds from the sale of real estate assets in the nine months ended September 30, 2006 include the proceeds from the sale of five 100% leased properties to Resnick Development Corp which was a specific transaction outside of the scope of our repositioning plan. Conversely, cash paid for the acquisition of real estate investments decreased from $136.4 million in the nine months ended September 30, 2006 to $44.7 million in the nine months ended September 30, 2007. Acquisitions in the nine months ended September 30, 2007 reflects the purchase of 44 properties, the majority of which were comprised of properties purchased under existing formulated price contracts. Other significant investing activities include the purchase of $56.2 million of treasury securities which were acquired in connection with property defeasance transactions completed during the nine months ended September 30, 2007.
Net cash used in financing activities was approximately $186.7 million for the nine months ended September 30, 2007 compared with $338.0 million used in the nine months ended September 30, 2006. A significant portion of the cash proceeds from the sale of non-core assets were used to repay borrowings in order to de-lever our balance sheet. Net mortgage and credit facility cash activity in the nine months ended September 30, 2007 reflects the repayment of $212.4 million in borrowings. In addition to the debt repayments, the Company extinguished $186.1 million of debt which was assumed by the purchaser of Fireman’s Fund Headquarters. Net mortgage and credit facility cash activity in the nine months ended September 30, 2006 reflects the repayment of $229.0 million in borrowings but do not include $66.1 million of debt assumed by the purchaser of five properties by Resnick Development Corp. Dividends and distributions totaled $76.9 million for the nine months ended September 30, 2007 compared to $109.1 million for the nine months ended September 30, 2006. This reduction in dividends and distributions primarily reflects the reduction in our dividend rate announced in August 2006. Our quarterly dividend rate decreased from $0.27 per share during the nine months ended September 30, 2006 to $0.19 per share for the nine months ended September 30, 2007, or a total decrease in dividends and distributions of approximately $32.2 million. Finally, the Company repurchased $35.0 million of its shares pursuant to a repurchase plan authorized by its Board of Trustees, which approved the repurchase of up to $100.0 million common shares, during the nine months ended September 30, 2007.
Cash Flows for the Nine Months Ended September 30, 2006
During the nine months ended September 30, 2006, net cash used in operating activities was approximately $1.2 million. The level of cash flows provided by operating activities is affected by both the timing of interest payments and amount of borrowings outstanding during the period. It is also affected by the receipt of scheduled rent payments particularly in the Bank of America, N.A. portfolio purchased in October 2004 due to higher rental revenue in the initial 12 month period and the timing of the payment of operating expenses. The increase in deferred revenue is due to the receipt of approximately $40.4 million from the Bank of America N.A. in January 2006 under the terms of a lease that we assumed in the acquisition of Dana Commercial Credit portfolio. We also received

$9.2 million of standby subtenant fees from Charles Schwab & Co., Inc. during the nine months ended September 30, 2006. The quarterly prepayment received from Charles Schwab & Co., Inc was $3.1 million. These changes were partially offset by the increase in prepaid expenses and other assets as a result of the prepayment of interest expense associated with the refinancing of the debt on the Dana Commercial Credit portfolio and various real estate taxes.
Total 2006 dividends and distributions declared during the nine months ended September 30, 2006 were $97.1 million. As noted above, cash used in operations during this period totaled $1.2 million, a difference of approximately $98.3 million compared to the amounts declared for dividends and distributions. This difference is partially attributable to $20.6 million in charges related to repositioning expenses and severance costs paid during the nine months ended September 30, 2006, although additional amounts were accrued to be paid in a subsequent quarter. Additionally, increased borrowings under our secured credit facility and adjustments on variable rate debt caused interest expense to increase $29.3 million from the comparable 2005 period. Furthermore, changes in operating assets and liabilities versus the comparable nine months period caused a decrease in cash flows of $19.2 million, principally resulting from higher prepaid expenses and lower deferred revenues (advance payments received under the Schwab agreement).
Net cash provided by investing activities was approximately $292.9 million. Investing activities consisted primarily of proceeds from sales of real estate of approximately $514.4 million, including proceeds from the sale of five 100% leased properties to Resnick Development Corp. These proceeds were partially offset by payments for acquisitions and an investment in a joint venture, net of cash acquired and deposits paid in previous periods, of approximately $160.0 million. Such acquisitions consisted of sixteen properties acquired from National City Bank, eight properties from Western Sierra, one property from First Charter Bank, and various properties under our formulated price contracts. Additionally, we spent approximately $32.1 million related to capital expenditures and leasehold costs, and purchase of $31.6 million of investments, including Pledged treasury securities.
Net cash used in financing activities was approximately $338.0 million. Financing activities consisted primarily of (i) dividends to shareholders and distributions to Operating Partnership unit holders of approximately $109.1 million, (ii) repayment of mortgage notes payable and credit facilities of approximately $346.2 million, and (iii) approximately $1.1 million paid for deferred financing costs. These outflows were partially offset by proceeds from our secured credit facility of approximately $117.2 million, to fund a portion of the purchase price of the properties acquired during the nine months ended September 30, 2006, and approximately $1.2 million related to the exercise of stock options by a former executive officer.
Liquidity and Capital Resources
Short-Term Liquidity Requirements
We had an aggregate of $103.4 million of cash and cash equivalents as of September 30, 2007, of which $21.9 million will be used to fund future contractual debt service payments.
As of September 30, 2007, we had $149.4 million of advances outstanding from our secured credit facility, $100.1 million of collateralized availability, and an additional $150.5 million of uncollateralized availability under this facility.
In addition to our secured credit facility, we have an unsecured credit facility with a $60.0 million borrowing limit, available for general corporate purposes, which includes a $60.0 million sub-limit for letters of credit. In June 2006, the unsecured credit facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. As of September 30, 2007, we had $74.8 million of letters of credit outstanding, consisting of $56.5 million of unsecured letters of credit and $18.3 million of cash collateralized letters of credit, resulting in net availability of approximately $3.5 million.
The facility has a stated maturity of September 28, 2007. On that date, the line was extended 30 days while the Company’s lender arranged renewal in the wake of volatility in the credit markets. Effective October 29, 2007, the line was extended another 30 days simultaneous with a $20,000 reduction in the committed facilty amount. The Company was able to comply with this reduced commitment amount through a reduction in availability under this unsecured credit facility and by posting cash in lieu of $17.5 million of existing letters of credit.
As of October 31, 2007, we had approximately $73.0 million of cash and cash equivalents versus $103.4 million as of September 30, 2007. This decrease during the period from September 30, 2007 to October 31, 2007 primarily relates to $26.8 million acquisition of properties under our formulated price contracts, $25.0 million dividend and unitholder payments for the third quarter, $12.8 million increase in lender lockbox account balances during the period, and $7.8 million of advances from our secured credit facility.
During July 2007 we removed 63 properties from a non-recourse loan, through a partial defeasance of the loan, collateralized by the Bank of America properties we acquired in October 2004. These properties were released in advance of their expected disposition during the remainder of 2007. As part of the partial defeasance transaction, we were required to make a payment of $56.3 million to purchase the defeasance collateral and for the payment of related transaction costs. Simultaneously with the partial defeasance transaction we posted an additional debt service reserve of $5.0 million for the loan as required by the loan servicer as a condition of their approving the partial defeasance. Subsequent to the release of properties we sold 27 of the corresponding properties as of September 30, 2007 for net sales proceeds of $19.3 million. We anticipate selling the remaining 36 properties through 2007 but we cannot ensure we will successfully close these transactions. If such properties are not sold in a timely manner, our liquidity position could be adversely affected.

As of September 30, 2007, we had executed agreements of sale related to the disposition of non-core properties with estimated proceeds of approximately $53.9 million, net of transaction related expenses, debt extinguishment and loan defeasance costs. We anticipate closing these dispositions in the fourth quarter of 2007. We cannot ensure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.
Excluding acquisitions under our formulated price contracts, as of September 30, 2007, we had no pending acquisitions under contract. As of September 30, 2007, we had approximately $103.5 million in pending acquisitions under outstanding notifications under our formulated price contracts. During October 2007, we completed the acquisition of a portion of these properties for a purchase price of $26.8 million. Pursuant to our formulated price contracts, we acquire or assume leasehold interests in the surplus bank branches of financial institutions at a formulated price established by independent appraisals. We are still in due diligence periods and have not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate acquiring, based on the appraisals we have received for similar properties. The acquisition of these properties will be principally funded with available cash, proceeds generated by property disposition and our secured line of credit.
As of September 30, 2007, we had 10 formulated price contracts with banking institutions, including contracts with two of the four largest depositary institutions in the United States. Unless terminated, our formulated price contracts automatically renew on an annual basis. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms, or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses; contractually obligated reimbursable and non-reimbursable capital expenditures; dividend and distribution payments to our shareholders and unitholders, respectively; and debt service, inclusive of principal repayment and interest expense related to both secured and unsecured debt and commitments to complete pending acquisitions. Although cash flow from real estate operating activity is a source from which these payments are provided, with the exception of acquisitions, it alone is not sufficient to meet these obligations. Additionally, in December 2007, the Company will receive the last of the standby subtenant fees from Charles Schwab & Co., and such termination of fees will result in the Company having to draw on additional sources of liquidity to compensate for the negative impact that this termination will have on its short-term liquidity. We are obligated under the terms of our major tenant leases to fund all capital expenditures at the time of completing certain capital improvements. These tenants reimburse these costs over a useful life schedule plus interest. In addition to cash flow from real estate operating activity and cash available from our credit facilities, we expect to fund short-term liquidity requirements from any or all of the following sources:
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
Long-Term Liquidity Requirements
Our long-term requirements generally consist of real property investments, the refinancing of existing long-term debt obligations, which may come due in the next 12 months, as well as the repayment of balances outstanding on our credit facilities. These investments and refinancing requirements may be funded utilizing capital market transactions, which may include the issuance of preferred equity, common equity and various forms of secured and unsecured long-term debt instruments. Such financings may also be funded through short-term bank loans and long-term mortgages. In addition, subject to the covenants in the Merger Agreement, we are actively managing our debt and capital position.

We expect to continue to acquire additional properties in the next 12 months. We expect to fund current acquisition commitments and future commitments with any or all of the sources of capital described above. Subject to the covenants in the Merger Agreement, we intend to arrange for debt in accordance with our general borrowing policies, which include utilizing our credit facilities prior to securing permanent debt financing and/or obtaining short-term floating rate bridge financings to expedite the closing of such acquisitions.
We anticipate that our current cash, cash equivalents, short-term investments, cash flow from real estate operating activity and access to the capital markets is sufficient to meet our short-term and long-term capital requirements. However, if these sources of funds become unavailable or our access to the capital markets becomes restricted, our ability to meet current dividend and other payment requirements will be adversely affected. Additionally, in December 2007, the Company will receive the last of the standby subtenant fees from Charles Schwab & Co., and commencing in January 2011 and ending in June 2022, the Company will not receive any base rental income from its Dana Commercial Credit Portfolio. These two events will result in the Company having to draw on additional sources of liquidity to compensate for the negative impact that they will have on the Company’s short and long-term liquidity. If the Company is not able to draw on additional sources of liquidity, its ability to meet current dividend and other payment requirements will be adversely affected.

Our properties are encumbered by mortgages and other financing agreements aggregating approximately $2,182.9 million in outstanding principal, excluding unamortized premiums and discounts, as of September 30, 2007, with a weighted average remaining term of 9.1 years and a weighted average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.66%. During the period from October 1, 2007 through December 31, 2007, we are required to pay $58.9 million in mortgage principal payments, which includes $50.0 million of balloon payments on mortgage loans and $8.9 million of contractual mortgage principal amortization. The table below summarizes the properties financed and the principal payments required as of September 30, 2007, in the following calendar years (dollars in millions):

			Balance at	Coupon
		Number of	September	Interest	Remainder
Property/Borrowing		Properties	30, 2007	Rate (1)	of 2007	2008	2009	2010	2011	Thereafter
Convertible Senior Notes	(2)	0	450.0	4.38%	0.0	0.0	0.0	0.0	0.0	450.0
Bank of America, N.A. acquired in June 2003	(3)	121	374.2	5.47%	2.6	10.6	11.2	11.9	12.6	325.3
Bank of America, N.A. acquired in Oct. 2004		139	223.8	5.96%	0.8	3.3	3.6	3.8	4.0	208.3
Wachovia Bank, N.A.	(4)	109	181.5	6.40%	0.7	3.0	3.2	3.5	171.1	0.0
Dana Commercial Credit		13	180.0	5.61%	0.0	0.0	0.0	0.0	0.0	180.0
Secured Credit Facility	(5)	192	149.4	7.57%	0.0	149.4	0.0	0.0	0.0	0.0
101 Independence Center, Charlotte, NC		1	76.8	5.53%	0.3	1.3	1.3	1.4	1.5	71.0
Bank of America Plaza, St. Louis, MO		1	56.4	4.55%	0.5	2.1	53.8	0.0	0.0	0.0
Pitney Bowes-Bank of America		71	54.2	5.33%	2.9	2.0	1.5	1.6	1.7	44.5
123 S. Broad Street, Unit 2, Philadelphia, PA		1	50.0	8.43%	50.0	0.0	0.0	0.0	0.0	0.0
One Citizens Plaza, Providence, RI		1	43.5	5.70%	0.0	0.0	0.0	0.0	0.0	43.5
801 Market Street, Philadelphia, PA		1	41.5	6.17%	0.2	0.6	0.7	0.7	0.8	38.5
Three Beaver Valley, Wilmington, DE		1	41.0	5.06%	0.2	0.7	0.7	0.8	0.8	37.8
Deutsche Bank 6000D		16	31.3	5.80%	0.0	0.0	0.0	0.2	0.4	30.7
Deutsche Bank 6000B		16	30.0	5.80%	0.0	0.0	0.0	0.2	0.4	29.4
LaSalle Bank 6000A		15	26.4	6.80%	0.0	0.0	0.0	0.0	0.0	26.4
Pitney Bowes — Wachovia		23	23.7	5.50%	0.2	1.0	1.0	1.1	1.2	19.2
LaSalle Bank 6000C		15	22.7	6.80%	0.0	0.0	0.0	0.0	0.0	22.7
Sterling Bank		14	19.9	5.57%	0.0	0.0	0.0	0.0	0.0	19.9
One Colonial Place, Glen Allen, VA		1	18.0	5.68%	0.0	0.0	0.0	0.0	0.0	18.0
6900 Westcliff Drive, Las Vegas, NV		1	16.4	5.41%	0.1	0.3	0.3	0.3	0.3	15.1
610 Old York Road, Jenkintown, PA		1	14.5	8.29%	0.0	0.2	0.2	14.1	0.0	0.0
177 Meeting Street, Charleston, SC		1	9.4	7.44%	0.0	0.2	0.2	0.2	8.8	0.0
1965 East Sixth Street, Cleveland, OH		1	6.3	5.31%	0.0	0.1	0.1	0.1	0.2	5.8
200 Reid Street, Palatka, FL		1	3.1	5.81%	0.0	0.1	0.1	0.1	0.1	2.7
4 Pope Avenue, Hilton Head, SC		1	3.0	5.89%	0.0	0.1	0.1	0.1	0.0	2.7
Debt between $1.0 million and $3.0 million	(6)	16	26.0	5.81%	0.3	0.8	0.9	0.9	0.9	22.2
Debt less than $1.0 million		14	9.9	6.15%	0.1	0.5	0.4	0.5	0.4	8.0

		787	$2,182.9	5.66%	$58.9	$176.3	$79.3	$41.5	$205.2	$1,621.7

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	The table above identifies the contractual maturities of the convertible senior notes as July 15, 2024. The note holders have the option to redeem the notes on July 15, 2009, 2015, and 2019 or upon a change of control of the Company.

(3)	Includes $71.8 million collateralized by pledged Treasury securities.

(4)	Includes $9.0 million collateralized by pledged Treasury securities.

(5)	Borrowings bear interest at LIBOR plus 1.75%.

(6)	Includes $2.6 million collateralized by pledged Treasury securities.

Our indebtedness contains various financial and non-financial covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our unsecured credit facility, limitations on our total indebtedness and our total secured indebtedness. As of September 30, 2007 and December 31, 2006, we were in compliance with all event of default covenants.
The following table outlines the timing of payment requirements (excluding interest payments) related to our contractual obligations as of September 30, 2007 (amounts in thousands):

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total(1)
Mortgage notes payable — fixed-rate	$77,365	$120,794	$275,830	$1,109,480	$1,583,469
Convertible senior notes (3)	—	—	—	450,000	450,000
Credit facilities	—	149,385	—	—	149,385
Interest payments	121,622	213,593	186,830	491,912	1,013,957
Operating and capital leases	18,266	36,229	35,363	179,351	269,209
Purchase obligations and other commitments (2)	140,496	—	—	—	140,496

	$357,749	$520,001	$498,023	$2,230,743	$3,606,516

(1)	Excludes unamortized debt premium and discounts.

(2)	Includes approximately $103.5 million related to notifications outstanding under our formulated price contracts. However, since our formulated price contracts require us, with limited exceptions, to purchase, or assume leasehold interest in all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.

(3)	The table above identifies the contractual maturities of the convertible senior notes as July 15, 2024. The note holders have the option to redeem the notes on July 15, 2009, 2015, and 2019, or upon a change of control of the Company.
As of September 30, 2007, we had $74.8 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $48.5 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. The amount of the letter of credit will increase concurrently with each rent credit and sublease management fee paid to us by Charles Schwab & Co., Inc. up to $51.6 million and then decrease over the term of our obligations through October 2017. In connection with various reserve requirements for our long-term financing of the Bank of America, N.A. portfolio we acquired in October 2004, we posted a $20.0 million letter of credit as collateral. This letter of credit may be reduced when certain conditions are met, including various leasing and maintenance requirements. The current letter of credit amount outstanding is $17.5 million. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service. In addition, the Company has $0.8 million in surety bonds outstanding as of September 30, 2007 issued to utility companies in lieu of a cash security deposit to establish service.
We generally intend to refinance the remaining principal balance of our mortgage notes payable as they become due or repay them if the respective property is sold
Cash Distribution Policy
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
We intend to continue our policy of making sufficient cash distributions to shareholders in order for us to maintain our REIT status under the IRC and to avoid corporate income and excise tax on undistributed income. Pursuant to the terms of the Merger Agreement, the Company will be permitted to pay dividends through the fourth quarter of 2007, but will not be permitted to pay any dividends thereafter.
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
As of September 30, 2007, our debt included fixed-rate debt, including debt secured by assets held for sale, with a carrying value of approximately $2,030.5 million and a fair value of approximately $2,000.3 million. A change in market interest rates on our fixed-rate debt impacts the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates increase 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $134.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $149.0 million.
As of September 30, 2007, our debt included variable-rate mortgage notes payable and credit facilities with a carrying value of $149.4 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $1.5 million annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.

Item 4. Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTORS
As of September 30, 2007 and December 31, 2006
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
Financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 has been derived from the financial information of Bank of America Corporation and Subsidiaries furnished to the Securities and Exchange Commission on their Current Report on Form 8-K.
Financial information as of December 31, 2006 and for the years ended December 31, 2006, 2005, and 2004 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries as filed with the Securities and Exchange Commission on their Annual Report on Form 10-K for the year ended December 31, 2006.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
(Dollars in millions)	2007	2006
Assets
Cash and cash equivalents	$34,956	$36,429
Time deposits placed and other short-term investments	8,829	13,952
Federal funds sold and securities purchased under agreements to resell	135,150	135,478
Trading account assets	179,365	153,052
Derivative assets	30,843	23,439
Securities:
Available-for-sale	176,778	192,806
Held-to-maturity, at cost	518	40

Total securities	177,296	192,846

Loans and leases	793,537	706,490
Allowance for loan and lease losses	(9,535)	(9,016)

Loans and leases, net of allowance	784,002	697,474

Premises and equipment, net	9,762	9,255
Mortgage servicing rights (includes $3,179 and $2,869 measured at fair value)	3,417	3,045
Goodwill	67,433	65,662
Intangibles assets	9,635	9,422
Other assets	138,075	119,683

Total assets	$1,578,763	$1,459,737

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$165,343	$180,231
Interest-bearing	434,728	418,100
Deposits in foreign offices:
Noninterest-bearing	3,950	4,577
Interest-bearing	95,201	90,589

Total deposits	699,222	693,497

Federal funds purchased and securities sold under agreements to repurchase	199,293	217,527
Trading account liabilities	87,155	67,670
Derivative liabilities	19,012	16,339
Commercial paper and other short-term borrowings	201,155	141,300
Accrued expenses and other liabilities (includes $397 and $397 of reserve for unfunded lending commitments)	48,932	42,132
Long-term debt	185,484	146,000

Total liabilities	1,440,253	1,324,465

Shareholders’ equity

Preferred stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding - 143,739 and 121,736 shares	3,401	2,851
Common stock and additional paid-in capital, $0.01 par value; authorized - 7,500,000,000 shares; issued and outstanding — 4,436,855,341 and 4,498,145,315 shares	60,276	61,574
Retained earnings	84,027	79,024
Accumulated other comprehensive loss	(8,615)	(7,711)
Other	(579)	(466)

Total shareholders’ equity	138,510	135,272

Total liabilities and shareholders’ equity	$1,578,763	$1,459,737

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except per share information; shares in thousands)	2007	2006	2007	2006
Interest income
Interest and fees on loans and leases	$14,111	$12,638	$40,318	$35,569
Interest and dividends on securities	2,334	3,080	7,046	9,215
Federal funds sold and securities purchased under agreements to resell	1,839	2,146	5,974	5,755
Trading account assets	2,519	1,856	7,059	5,031
Other interest income	1,230	952	3,428	2,524

Total interest income	22,033	20,672	63,825	58,094

Interest expense
Deposits	4,545	3,976	12,840	10,491
Short-term borrowings	5,521	5,467	16,376	14,618
Trading account liabilities	906	727	2,619	1,840
Long-term debt	2,446	1,916	6,721	5,153

Total interest expense	13,418	12,086	38,556	32,102

Net interest income	8,615	8,586	25,269	25,992

Noninterest income
Card income	3,595	3,473	10,486	10,571
Service charges	2,221	2,147	6,493	6,125
Investment and brokerage services	1,378	1,085	3,720	3,334
Investment banking income	389	510	1,801	1,623
Equity investment gains	904	705	3,747	2,122
Trading account profits	(1,457)	731	305	2,706
Mortgage banking income	155	189	516	415
Gains (losses) on sales of debt securities	7	(469)	71	(464)
Other income	122	1,227	1,239	1,670

Total noninterest income	7,314	9,598	28,378	28,102

Total revenue	15,929	18,184	53,647	54,094

Provision for credit losses	2,030	1,165	5,075	3,440
Noninterest expense
Personnel	4,169	4,474	13,931	13,767
Occupancy	754	696	2,211	2,100
Equipment	336	318	1,018	978
Marketing	552	587	1,644	1,713
Professional fees	258	259	770	710
Amortization of intangibles	429	441	1,209	1,322
Data processing	463	426	1,372	1,245
Telecommunications	255	237	750	685
Other general operating	1,243	1,156	3,558	3,423
Merger and restructuring charges	84	269	270	561

Total noninterest expense	8,543	8,863	26,733	26,504

Income before income taxes	5,356	8,156	21,839	24,150
Income tax expense	1,658	2,740	7,125	8,273

Net income	$3,698	$5,416	$14,714	$15,877

Preferred stock dividends	43	—	129	9
Net income available to common shareholders	$3,655	$5,416	$14,585	$15,868
Per common share information
Earnings	$0.83	$1.20	$3.30	$3.49
Diluted earnings	$0.82	$1.18	$3.25	$3.44
Dividends paid	$0.64	$0.56	$1.76	$1.56
Average common shares issued and outstanding	4,420,616	4,499,704	4,424,269	4,547,693
Average diluted common shares issued and outstanding	4,475,917	4,570,558	4,483,465	4,614,599

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share information)	2006	2005	2004
Interest income
Interest and fees on loans and leases	$48,274	$34,843	$28,051
Interest and dividends on securities	11,655	10,937	7,256
Federal funds sold and securities purchased under agreements to resell	7,823	5,012	1,940
Trading account assets	7,232	5,743	4,016
Other interest income	3,601	2,091	1,690

Total interest income	78,585	58,626	42,953

Interest expense Deposits	14,480	9,492	5,921
Short-term borrowings	19,840	11,615	4,072
Trading account liabilities	2,640	2,364	1,317
Long-term debt	7,034	4,418	3,683

Total interest expense	43,994	27,889	14,993

Net interest income	34,591	30,737	27,960

Noninterest income
Card income	14,293	5,753	4,592
Service charges	8,224	7,704	6,989
Investment and brokerage services	4,456	4,184	3,614
Investment banking income	2,317	1,856	1,886
Equity investment gains	3,189	2,212	1,024
Trading account profits	3,166	1,763	1,013
Mortgage banking income	541	805	414
Other income	2,246	1,077	1,473

Total noninterest income	38,432	25,354	21,005

Total revenue	73,023	56,091	48,965

Provision for credit losses	5,010	4,014	2,769
Gains on sales of debt securities	(443)	1,084	1,724

Noninterest expense
Personnel	18,211	15,054	13,435
Occupancy	2,826	2,588	2,379
Equipment	1,329	1,199	1,214
Marketing	2,336	1,255	1,349
Professional fees	1,078	930	836
Amortization of intangibles	1,755	809	664
Data processing	1,732	1,487	1,330
Telecommunications	945	827	730
Other general operating	4,580	4,120	4,457
Merger and restructuring charges	805	412	618

Total noninterest expense	35,597	28,681	27,012

Income before income taxes	31,973	24,480	20,908
Income tax expense	10,840	8,015	6,961

Net income	$21,133	$16,465	$13,947

Net income available to common shareholders	$21,111	$16,447	$13,931

Per common share information
Earnings	$4.66	$4.10	$3.71

Diluted earnings	$4.59	$4.04	$3.64

Dividends paid	$2.12	$1.90	$1.70

Average common shares issued and outstanding (in thousands)	4,526,637	4,008,688	3,758,507

Average diluted common shares issued and outstanding (in thousands)	4,595,896	4,068,140	3,823,943

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In connection with the proposed merger between us and Gramercy Capital Corp., we are subject to certain risks including, but not limited to, those set forth below.
If we are unable to realize our proposed merger with Gramercy, our business, financial condition, operating results and stock price could suffer.
If our shareholders do not approve the transactions contemplated by the Merger Agreement or we otherwise fail to satisfy the closing conditions to the transaction, we could face adverse consequences, including:
•	we would remain liable for significant costs relating to the transaction, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	activities relating to the proposed merger and related uncertainties could divert management’s attention from our day-to-day business and disrupt our operations;

•	an announcement that we have abandoned the proposed merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger;

•	we could be required to pay Gramercy a termination fee and/or expense reimbursement if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.
The Merger Agreement limits our ability to pursue alternatives to the proposed merger.
Under the Merger Agreement, we are generally precluded from encouraging or participating in any discussions that could lead to an alternative acquisition proposal. Similarly our Board of Trustees is restricted in its ability to withdraw or modify its recommendation that our shareholders approve this merger. In certain circumstances, our Board of Trustees may terminate the Merger Agreement or withdraw or modify its recommendation that our shareholders approve this merger in order to pursue a proposal that it deems to be superior. In these circumstances, we would be required to pay Gramercy a termination fee and expense reimbursement.
The effect of these provisions could be to discourage or prevent a party interested in a possible acquisition of our Company from pursuing an offer to acquire us. The occurrence of these events individually or in combination could have a material adverse effect on our business, financial condition, cash flows and operating results.
Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.
Pending completion of the proposed merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We have also agreed to restrictions on the conduct of our business. These restrictions could have a material adverse effect on our business, financial condition, cash flows, operating results and stock price.
There may be unexpected delays in the consummation of the proposed merger.
The proposed merger is currently expected to be consummated by the end of the first quarter of 2008. However, certain events may delay or prevent the consummation of the proposed merger, including, without limitation, the failure of the Company or Gramercy to obtain the requisite approval of their respective shareholders and the failure to satisfy other closing conditions to which the proposed merger is subject. If these events were to occur, the receipt of the consideration by our shareholders and the Operating Partnership unitholders would be delayed. Further, if these events were to delay the closing past March 31, 2008, either we or Gramercy may terminate the Merger Agreement in accordance with its terms.
Uncertainties associated with the proposed merger may cause us to lose key personnel.
Our current and prospective officers and employees may be uncertain about their future roles and relationships with the Company following the completion of the proposed merger. This uncertainty may adversely affect our ability to attract and retain key management and personnel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

				Maximum
	Total Number	Average	Dollar Value	Number that
	of Shares	Price Paid	of Shares	May Yet Be
Period	Purchased	per Share	Purchased	Purchased
July 1, 2007 - July 31, 2007	—	—	—	—
August 1, 2007 - August 31, 2007	550,793	$7.80	$4,294,328	949,207
September 1, 2007 - September 30, 2007	708,100	$8.00	$5,667,128	241,107
These purchases were made pursuant to a written trading plan adopted by the Company pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 for the purpose of repurchasing up to 1,500,000 of its common shares of beneficial interest in open market or negotiated transactions. The trading plan, which was announced on August 16, 2007, expired on September 16, 2007. In total, the Company completed the purchase of 1,258,893 of its common shares of beneficial interest.
The trading plan was adopted pursuant to the Company’s ongoing authorization from its Board to repurchase up to $100 million of its common shares. Under the terms of the Merger Agreement, the Company is prohibited from purchasing additional shares pursuant to this authorization.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Exhibit	Herewith
2.1	Agreement and Plan of Merger, dated November 2, 2007, by and among Gramercy Capital Corp., GKK Capital LP, GKK Stars Acquisition LLC, GKK Stars Acquisition Corp., GKK Stars Acquisition LP, American Financial Realty Trust and First States Group, L.P.	8-K	11/8/07	2.1

3.1	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of First States Group, L.P., dated November 2, 2007.	8-K	11/8/07	3.1

10.1	Stockholder Voting Agreement, dated as of November 2, 2007, by and between SL Green Operating Partnership, L.P. and American Financial Realty Trust.	8-K	11/8/07	10.1

10.2	Stockholder Voting Agreement, dated as of November 7, 2007, by and between SSF III Gemini, LP and American Financial Realty Trust.	8-K	11/8/07	10.2

10.3†	2007 Annual Incentive Plan				X

10.4†	2007 Multi-Year Equity Incentive Plan				X

31.1	Certificate of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certificate of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certificate of Chief Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

32.2*	Certificate of Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST
Date: November 9, 2007	/s/ DAVID J. NETTINA
David J. Nettina
President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: November 9, 2007	/s/ CHRISTOPHER BARONE
Christopher Barone
Vice President and Chief Accounting Officer (Principal Accounting Officer)