Form 10-K
period 2007-12-31
AMERICAN FINANCIAL REALTY TRUST
filed 2008-02-28
CIK 1193558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to       .
Commission file number 001-31678
AMERICAN FINANCIAL REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	02-0604479
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
610 Old York Road, Jenkintown, PA	19046
(Address of principal executive offices)	(Zip code)
(215) 887-2280
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest,	New York Stock Exchange, Inc.
par value $0.001 per share
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2007, was approximately $1,317,237,917. Such aggregate market value was computed by reference to the closing price of the common shares of beneficial interest as reported on the New York Stock Exchange on June 30, 2007. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.
     The number of shares outstanding of the Registrant’s common shares of beneficial interest, $0.001 par value were 128,508,310 as of February 26, 2008
DOCUMENTS INCORPORATED BY REFERENCE
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
          As of December 31, 2007, our portfolio consisted of 929 bank branches, 377 office buildings and 14 land parcels, of which 239 bank branches and one office building were partially-owned through joint ventures. Our wholly-owned properties aggregated approximately 29.9 million rentable square feet and our partially-owned properties aggregated approximately 1.3 million rentable square feet, including 1.0 million rentable square feet in an unconsolidated joint venture. Our properties are located in 36 states and Washington, D.C., with the most aggregate square footage in the Southeast region but closely followed by the Northeast region. As of December 31, 2007, the occupancy of our wholly-owned properties was 86.5% and the occupancy of our partially-owned properties was 99.9%. Our two largest tenants are Bank of America, N.A. and Wachovia Bank, N.A. and as of December 31, 2007, they represented approximately 36% and 15%, respectively, of our portfolio’s rental income and occupied approximately 42.8% and 18.7%, respectively, of our total rentable square feet.
          Since our tenants are predominately regulated financial institutions, a significant portion of our base revenue is derived from high credit quality tenants. As of December 31, 2007, 79.9% of base rent from our portfolio was derived from financial institutions in the aggregate and 74.1% was derived from entities with current credit ratings of “A” or better as reported by Standard & Poor’s. The income stream we derive from other banks that are not formally credit rated has the enhanced benefit of being derived from a closely regulated industry. Further, due to the nature of the business of our tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term triple net or bond net leases with our tenants. As of December 31, 2007, the weighted average term of our leases was 11.0 years and approximately 76.6% of our base revenue was derived from triple net and bond net leases. With in-house capabilities in acquisitions, property management and leasing, we are focused on maximizing the value of our portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.
          We were formed as a Maryland REIT on May 23, 2002 and commenced our operations on September 10, 2002 when we completed our private offering of common shares and acquired our initial portfolio of properties from various individuals, including our founder and parties related to that founder. We completed our initial public offering of common shares on June 27, 2003.
          Our interest in our properties is held through our Operating Partnership, First States Group, L.P. Through its wholly-owned subsidiary, First States Group, LLC, American Financial Realty Trust is the sole general partner of the Operating Partnership and held a 98.6% interest in the Operating Partnership as of December 31, 2007. We are organized so as to qualify and have elected to qualify as a REIT under the Internal Revenue Code of 1986, or the Code. If we qualify as a REIT, we generally will not be subject to Federal income tax on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute to its shareholders at least 90% of its annual REIT taxable income (excluding net taxable gains).
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

Significant 2007 Developments
          In the first of half of 2007, we substantially completed our five point strategic repositioning plan that we announced on August 17, 2006. The substantial completion of this plan was capped by the sale of Fireman’s Fund Headquarters, a three building Class “A” office campus located in Novato, California for a sale price of $312.0 million before transaction costs.
          On June 27, 2007, we announced the loss of our president and chief executive officer, Harold W. Pote, who died suddenly and unexpectedly while vacationing with his wife in Turkey. On November 6, 2007, we announced the appointment of David J. Nettina as President and the dissolution of the interim office of the President occupied by our three senior executives.
          On November 2, 2007, we entered into an agreement to be acquired by Gramercy Capital Corp., or Gramercy. The joint proxy statement filed by us and Gramercy with the Securities and Exchange Commission on January 7, 2008 describes this merger agreement, or the Merger Agreement, and also includes the Merger Agreement in its entirety. On February 13, 2008, our shareholders approved the Merger Agreement with Gramercy.
Business Strategies
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
          Transactions flow to us in one of three ways:
•	Long-term sale-leasebacks on a triple net basis. A triple net lease provides the tenant use and occupancy of a banking facility on a long-term basis, by paying to us a rental stream of payments and all costs associated with the occupancy and management of the property. These arrangements also make the tenant responsible for the capital expenditures needed in the property over the life of the lease.

•	Acquiring vacant surplus bank branches. We acquire vacant surplus branch properties either under negotiated long-term contracts (formulated price contracts) or on a transaction by transaction basis. These properties are then re-leased to other banks or sold to alternative users who then typically redevelop the property for a non-bank use. Banks often find leasing these properties attractive since they are in proven locations and have in place much of the physical infrastructure needed to commence banking operations. This allows another bank to save the time of permitting, construction and fixturing, while acquiring the facility through an operating lease, often at a reduced cost over a de novo branch opening. In late 2007, primarily due to current market conditions, we terminated a number of formulated price contracts, including two of our highest volume contracts, to better manage the “put” feature in these contracts which require us to purchase vacant properties at formulated prices. We are currently re-negotiating the terms and conditions of one or more of these terminated contracts.

•	Customized or specifically tailored transactions. In specific circumstances, we will enter into customized or specifically tailored transactions, which afford our tenants significant long-term flexibility and a short-term solution to nationally adjust their real estate occupancy requirements. These transactions incorporate elements of our triple net lease structure on some properties, and often result in some properties having a mix of triple net leases and standard commercial leases (differing operating cost recovery methods) and some properties being identified as non-core and therefore slated for sale. Due to their nature, these types of customized or specifically tailored transactions occur infrequently and we cannot predict when, if at all, we will enter into any such transaction in the future.

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
          Property Dispositions. We continuously evaluate our properties to identify which are most suitable to meet our long-term earnings growth objectives and contribute to our goal of fostering customer relationships. Properties that are leased to tenants who are not central to our customer relationships and which do not meet our long-term earnings growth objectives are generally considered for disposition. In 2007, we substantially completed the disposition component of our five point repositioning plan.
          Leasing. We seek to capitalize on our knowledge of the market for bank branches and office properties occupied by financial institutions by applying a proactive approach to leasing, which includes: (i) identifying the most attractive and efficient use of vacant or low occupancy properties; (ii) renegotiating below market leases to achieve longer lease terms at market rates; (iii) using market research; and (iv) utilizing a broad network of third-party brokers. We also seek to provide customers who lease multiple properties from us with specialized lease structures such as substitution and relocation rights and in some cases shorter lease terms in selected properties within a portfolio.
          Property Management. We seek to capitalize on our knowledge of our portfolio and the needs of our multi-property tenants by applying a customer-focused, hands-on approach to property management, which includes: (i) focusing on tenant satisfaction by providing quality tenant services at affordable rental rates; and (ii) hiring and closely overseeing third party property managers.
Market Opportunity
          We have identified two major trends that we believe will continue to generate significant opportunities to acquire core, surplus and underutilized real estate from banks and other financial institutions.
•	Intensified Pressure on Earnings and Efficient Capital Utilization. We believe that banks and other financial institutions will continue to experience intense pressures to maintain and grow their earnings which require them to more efficiently utilize their capital. As a result of these pressures, we believe that banks and other financial institutions are attracted to the benefits of selling their properties and entering into long-term leases with the acquirer. The potential benefits of this type of transaction to the banks and financial institutions include: (i) re-deployment of the proceeds from these sales into their primary business; (ii) increased earnings and key financial ratios; and (ii) improved efficiency of capital utilization.

•	Surplus Property Disposition. We anticipate that banks and other financial institutions will have a continuing need to dispose of surplus properties resulting from industry consolidation and periodic initiatives to drive more efficient real estate utilization. The sale of surplus bank properties due to these factors represents a significant acquisition opportunity.
          According to the FDIC, commercial banks and savings institutions in the U.S. that are FDIC-insured owned approximately $115.8 billion in operating real estate as of June 30, 2007. Although the number of commercial banks and savings institutions has been declining due to consolidation, the number of bank branches in the U.S. has grown by over 10% as banks have been expanding their branch networks. According to the FDIC, the number of commercial banks and savings institutions that are FDIC-insured declined from 9,613 as of December 31, 2001 to 8,605 as of June 30, 2007 (most recent date that data is available).
          However, the FDIC reported that, during the same period, the number of FDIC-insured bank branches increased from 77,270 to 97,272. The following chart shows the total number of commercial banks and other financial institutions that are FDIC-insured and the total number of bank branches operating in the United States from 2001 through June 30, 2007 as reported by the FDIC:

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	6/30/2006	06/30/2007
Commercial Banks and Savings Institutions	9,613	9,354	9,182	8,988	8,855	8,767	8,605
Bank Branches	77,270	77,872	79,141	81,947	82,928	94,752	97,272

Financing Strategies
          We pursue a capitalization strategy aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions. Key components of our policy are set forth below:
          Debt Strategy. We utilize three fundamental debt structures in our business:
•	Acquisition financing: We use floating rate acquisition facilities to initially acquire assets which may not be fully stabilized, or require relatively short closing times. A property or portfolio of properties is considered stabilized when it is 90% or more occupied and when all of the properties in that portfolio are considered to be held for investment. Properties or portfolios which require a high degree of lease-up, non-core property dispositions, or prime tenant occupancy repositioning cannot be efficiently financed until these issues are reasonably addressed. The latter type assets are best financed on a short-term basis. The primary source of this acquisition capital comes from our secured acquisition credit facility, which currently provides us up to $400 million in acquisition capacity. As of December 31, 2007, $169.6 million of capacity was available under this facility. We also have used deal specific acquisition and bridge financing facilities. These facilities are generally paid off with the proceeds from the permanent financing of the acquired assets once they are stabilized and/or the proceeds from the sale of certain assets acquired and initially financed on these facilities.

•	Secured permanent debt: We use long-term fixed rate secured non-recourse mortgage financing to permanently finance our investment or core real estate assets (stabilized assets intended for a long-term hold). Assets may be financed on a permanent basis at the time of acquisition or after they have been stabilized. We generally seek to match the maturity of this debt to the lease term on the property securing the debt or tie the maturity of such financings to particular anticipated events occurring at the property or property portfolio being financed (such as the rollover of certain tenancy). Given the high credit or near high credit quality of much of our income and long-term nature of many of our leases we believe that this strategy enhances the stability of our cash flow.

•	Balance sheet financing: From time to time, we evaluate market conditions and assess where the most flexible instrument and lowest cost of funds can be secured to finance our business needs. Sometimes balance sheet level financing, as contrasted by property level secure financing, is a better alternative. These types of financings bring with them a general obligation for the Company to honor the aspects of the debt agreement as contrasted with property level financing, which relies on the value and income stream of the underlying asset. Our Convertible Senior Notes are an example of a general corporate obligation. Funds obtained from this type of financing can be used to repay any corporate or property level debt, provide new investment capital for acquisitions or fund general operations. These particular notes may be repayable in cash or stock under various conditions.
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
          We also compete with numerous commercial properties for tenants. Some of the properties competing with ours may be newer or have more desirable locations or the competing properties’ owners may be willing to accept lower rents than are acceptable to us. In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.
          On September 10, 2007, a newly formed REIT founded by our former president and chief executive officer, Nicholas S. Schorsch, filed a registration statement with the Securities and Exchange Commission for a public offering of securities. Based on the disclosures in such registration statement, it is expected that this REIT, if successful in raising capital, will compete with us for similar properties and tenants. On November 6, 2007, Mr. Schorsch’s non-compete obligation with the Company was terminated.
Environmental Matters
          Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. Such laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination or the failure to properly remediate contamination on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using such property as collateral, and may adversely impact our investment on that property.

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
          Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the result of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.
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
Employees
          We employed 174 full-time employees as of December 31, 2007. We believe that our relations with our employees are good.
Available Information
          Our Internet address is www.afrt.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC and is intended to be an inactive textual reference only. We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance guidelines. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendments to or waivers of our code of business conduct and ethics by posting the required information in the corporate governance section of our website.
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

Item 1A. Risk Factors
Risks Related to Our Proposed Merger with Gramercy Capital Corp.
          Our business, operations and financial condition are subject to various risks. Some of these risks are described below; however, this section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors. Additional risks relating to the announced merger between us and Gramercy are described in the joint proxy statement filed on January 7, 2008 under the heading “Risk Factors, Risk Factors Relating to the Merger” starting on page 32 and ending on page 35, which risk factors are incorporated herein by reference. If any of the following risks or the risks described in the joint proxy statement actually occur, we could be materially and adversely affected.
If we are unable to consummate our proposed merger with Gramercy, our business, financial condition, operating results and stock price could suffer.
          If we fail to satisfy the closing conditions to in the Merger Agreement, we could face adverse consequences, including:
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
          The proposed merger is currently expected to be consummated in the second half of March 2008. However, certain events may delay or prevent the consummation of the proposed merger, including, without limitation, the failure of the Company or Gramercy to satisfy one or more of the closing conditions to which the proposed merger is subject. If these events were to occur, the receipt of the consideration by our shareholders and the Operating Partnership unitholders would be delayed. Further, if these events were to delay the closing past March 31, 2008, either we or Gramercy may terminate the Merger Agreement in accordance with its terms.
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
          As a result of the rapid growth of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate these properties into our portfolio without operating disruptions or unanticipated costs. Further, although at a reduced pace, we continue to acquire additional vacant properties under various formulated price contracts which generate additional operating expenses that we would be required to pay until such properties are leased or sold. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate these properties into our portfolio could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to shareholders at historical levels or at all.
If we are unable to acquire additional properties through our relationships with financial institutions or otherwise, our ability to execute our business plan and our operating results could be adversely affected.
          One of our key business strategies is to capitalize on our relationships with financial institutions to acquire additional office buildings and bank branches through formulated price contracts and other structured purchase agreements. Typically, our formulated price contracts may be terminated without cause upon 90 days or less written notice. Moreover, these agreements only cover surplus vacant bank branches and do not cover each bank’s core office buildings and branches. Therefore, we cannot assure you that we will be able to acquire desirable office buildings and bank branches and execute our business strategy. Other than these formulated price contracts, the financial institutions that we have relationships with have no ongoing contractual obligation to sell any of their real estate to us. If we fail to maintain our formulated price contracts or if there is a disruption in any of our key relationships with financial institutions, we may be unable to execute our business plan, which could have a material adverse effect on our operating results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.
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
          We have incurred, and expect to incur in the future, debt to fund the acquisition of properties. As of December 31, 2007, we had approximately $2,198.2 million of outstanding indebtedness, which includes the aggregate principal amount of our convertible notes of $450.0 million and outstanding advances under our secured acquisition credit facility of $230.4 million. Increases in market interest rates on our existing variable rate indebtedness or on refinancing indebtedness when existing debt matures would increase our interest expense, which could harm our cash flow and our ability to pay dividends. If we incur additional indebtedness, debt service requirements would increase accordingly, which could further adversely affect our financial condition and results of operations, our cash available for distribution to shareholders and our equity value. In addition, increased leverage could increase the risk of our default on debt obligations, which could ultimately result in loss of properties through foreclosure.
          Since we anticipate that our cash from operations will be insufficient to repay all of our indebtedness prior to maturity we expect that we will be required to repay debt through refinancings, financing of unencumbered properties, sale of properties or the sale of additional equity. As of December 31, 2007, we will have to refinance or repay an aggregate amount of approximately $230.4 million during the year ending December 31, 2008. This amount relates entirely to our secured acquisition credit facility, which has a maturity date in October 2008.
          The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings, extension of our existing secured acquisition credit facility, or the structuring of a new secured credit facility. If we are unable to refinance our indebtedness, extend the term of our secured acquisition credit facility, or structure a new secured credit facility on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on unfavorable terms, which might result in losses to us and which might adversely affect cash available for distributions to shareholders. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing and / or lower proceeds from refinancings, interest expense would increase, which could have a material adverse effect on our operating results and financial condition and our ability to pay dividends to shareholders at historical levels or at all.
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
          We may experience interest rate volatility in connection with borrowings that bear interest at variable rates, such as our credit facilities. Although we generally seek to place permanent debt financing on our properties on a fixed rate basis, we may seek floating rate financing on our properties when we deem it appropriate. We have a secured acquisition credit facility of up to $400.0 million that bears interest at a variable rate. Our use of variable rate debt and volatility in interest rates may adversely affect our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.
          We may seek to mitigate our exposure to interest rate volatility by using interest rate hedging arrangements. These arrangements also involve risks, however, and may not be effective in reducing our exposure to interest rate changes.
Failure of our tenants to pay rent could seriously harm our operating results and financial condition.
          We rely on rental payments from our tenants as a source of cash to pay dividends to our shareholders. At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition, including as a result of the recent disruptions in the credit markets. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy, insolvency, or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our company. This risk is particularly prominent with respect to our office buildings and our sale leaseback properties, which typically have tenants with larger aggregate lease obligations than our bank branches. A default by a large tenant on one of these properties could have a material adverse effect on our operating results and financial condition, as well as on our ability to pay dividends to shareholders.
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
A significant portion of our properties are leased to banks, making us more economically vulnerable in the event of a downturn in the banking industry.
          As of December 31, 2007, approximately 79.9% of our base revenue was derived from financial institutions, including regulated banks. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate, including negative conditions caused by thr recent disruptions in the financial markets. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.
We acquire a substantial number of vacant bank branches, which are specialty-use properties and therefore may be more difficult to lease to non-banks.
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
          As of December 31, 2007, Bank of America, N.A. and Wachovia Bank, N.A. represented approximately 36% and 15%, respectively, of our portfolio’s rental income and occupied approximately 43% and 19%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America N.A. or Wachovia Bank, N.A., or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant property at a comparable lease rate or at all, which could have a material adverse impact on our operating results and financial condition as well as our ability to pay dividends to shareholders.

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
          With respect to the properties we acquired from a wholly-owned subsidiary of Dana Commercial Credit Corporation, we are restricted from selling any individual property in the portfolio so long as the existing master lease for the portfolio is in effect.
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
          In July 2003, we completed a financing with Deutsche Bank Securities Inc., acting on behalf of Deutsche Bank AG, Cayman Islands Branch, for a $300.0 million secured acquisition credit facility. In September 2005, we executed a renewal of this facility, expanding the maximum available under the facility to $400.0 million. As of December 31, 2007, we had $230.4 million of advances outstanding under this facility. Advances under this facility must be repaid within 18 months. Advances under this facility are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties we acquire with the borrowings under this facility or (ii) the acquisition cost of those properties. The lender has the right to reassess this ratio from time to time. If the lender determines that this ratio exceeds a ratio that the lender deems appropriate based on then current market conditions, the lender may require us to pledge additional qualifying collateral under the facility or repay a portion of the principal outstanding under the facility. If we do not have additional qualifying collateral or sufficient available liquidity to satisfy the lender’s requirements, then we could default on our obligations under the facility and thereby risk foreclosure by the lender on the properties we acquired with the borrowings under this facility or we could incur losses in an effort to raise sufficient liquidity to repay the portion of the principal required by the lender. We may complete additional debt financings with similar obligations in the future.
We may be unable to extend the term of our secured acquisition credit facility or structure a new credit facility, which could have an adverse impact on our ability to repay the current advances outstanding.
          Our existing $400.0 million secured acquisition credit facility has a maturity date in October 2008. As of December 31, 2007, we had $230.4 million of advances outstanding under this facility. If we are unable to extend the term of the existing facility or structure a new facility, the lender may require us to repay the principal outstanding under the facility. If we do not have sufficient liquidity to satisfy the lender’s requirements or are unable to refinance the properties securing the facility, then we could default on our obligations under the facility and thereby risk foreclosure by the lender on the properties we acquired with the borrowings under this facility or we could incur losses in an effort to raise sufficient liquidity to repay the portion of the principal required by the lender.
We may be unable to extend the term of our secured operating credit facility or structure a new credit facility, which could adversely affect our operating results and financial condition.
          Our existing secured operating credit facility with a stated commitment amount of $40.0 million has a maturity date in April 2008. The facility permits cash collateralized letters of credit in excess of this stated commitment amount. As of December 31, 2007, we had $53.6 million of letters of credit outstanding under this facility, $12.0 million of which were collateralized by a pledge of the subleases from our Harborside leasehold location and the remainder collateralized by cash escrow deposits of $41.9 million. If we are unable to extend the term of the existing facility or structure a new facility, the lender may terminate all or a portion of the letters of credit outstanding under the facility. The termination of the letters of credit will negatively impact our liquidity.
Certain of our mortgage loans impose “cash traps” when the financial performance of the property or the portfolio of properties securing such loans fails to meet certain pre-determined financial metrics, which if enforced could adversely affect our financial condition and operating results.
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
          Under our formulated price contracts, we are obligated to purchase properties at a formulated price based on independent appraisals using a valuation methodology that values the properties based on their highest and best use and their alternative uses, and then applies a negotiated discount or, in some cases, a premium. Therefore, where we ultimately lease or sell a property to a non-bank, the fair market value of the property measured with respect to the lease or sale may be less than the purchase price that we paid for the property. In addition, the consideration that we pay for our properties not acquired under a formulated price contract will be based upon numerous factors and such properties will often be purchased in negotiated transactions rather than through a competitive bidding process. We cannot assure you that the purchase prices we pay for our properties or their appraised values will be a fair price for these properties, that we will be able to generate an acceptable return on these properties, or that the location, lease terms or other relevant economic and financial data of any properties that we acquire, including our existing portfolio, will meet risk profiles acceptable to our investors. As a result, our investments in these properties may fail to perform in accordance with our expectations, which may substantially harm our operating results and financial condition, as well as our ability to pay dividends to shareholders at historical levels or at all.
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
          Under the terms of the Merger Agreement, we may not declare or pay any dividends in respect of any fiscal quarter after the fourth quarter of 2007, except to the extent required to maintain our REIT status or to eliminate any U.S. federal income taxes or excise taxes otherwise payable.

Risks Related to Our Organization and Structure
We depend on key personnel with long-standing business relationships, the loss of whom could threaten our ability to operate our business successfully.
          Our future success depends, to a significant extent, upon the continued services of our management team. In particular, the extent and nature of the relationships that members of our management team have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. Although we have an employment agreement with our key executives, there is no guarantee that such executives will remain employed with us. We do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our corporate management team would harm our business and our prospects.
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
          The issuance of additional shares could be substantially dilutive to our existing shareholders. Under the terms of the Merger Agreement, the Company is prohibited from issuing additional shares except as required under the terms of its employee compensation plans and arrangements.
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
          Our declaration of trust permits our board of trustees to issue up to 100,000,000 preferred shares, issuable in one or more classes or series. Our board of trustees may classify or reclassify any unissued preferred shares and establish the preferences and rights (including the right to vote, participate in earnings and to convert into common shares) of any such preferred shares. Thus, our board of trustees could authorize the issuance of preferred shares with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of the common shares might receive a premium for their shares over the then current market price of our common shares. Under the terms of the Merger Agreement, the Company is prohibited from issuing preferred shares.
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
          Subject to the limitations set forth in the Merger Agreement, our major policies, including our policies and practices with respect to investments, financing, growth, debt capitalization, REIT qualification and distributions, are determined by our board of trustees. Our board of trustees may amend or revise these and other policies from time to time without a vote of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies.
          We have set a targeted range for the amount of net indebtedness (debt less unrestricted cash and short-term investments) that we incur from time to time. Although our average target range is 60% to 65% of total assets, we may amend or waive this target range at any time without shareholder approval and without notice to our shareholders. For example, as of December 31, 2007 our ratio of net debt to total net assets was approximately 61.5% and we anticipate that we will continue to exceed our target range of indebtedness for some period of time. Our declaration of trust and bylaws do not limit the amount of indebtedness that we or our operating partnership may incur. If we become highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.
Certain of our executive officers have agreements that provide them with benefits in the event their employment is terminated, which could prevent or deter a potential acquirer from pursuing a change of control of our company.
          We have entered into agreements with certain of our executive officers that provide them with severance benefits if their employment ends due to a termination by our company without cause. In the case of such terminations or upon a change of control, the vesting of the restricted shares and options to purchase our common shares held by the executive officers will be accelerated. These benefits could increase the cost to a potential acquirer of our company and thereby prevent or deter a change of control of the company that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
Risks Related to the Real Estate Industry
Recent disruptions in the financial markets could have adverse effects on us.
          The United States credit markets have recently experienced significant dislocations and liquidity disruptions. Continued uncertainty in the credit markets may negatively impact our ability to make acquisitions. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These disruptions in the financial markets also may have other unknown adverse effects on us or the economy generally.
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
The costs of compliance with our liabilities under environmental laws may harm our operating results.
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
Item 1B. Unresolved Staff Comments
          None

Item 2. Properties
          As of December 31, 2007, we owned or held leasehold interests in 1,081 properties located in 36 states and Washington, D.C., containing an aggregate of approximately 30.2 million rental square feet. Additionally, we own an interest in 239 fully leased bank branches aggregating 983,000 square feet through our investment in an unconsolidated joint venture. The following table presents our owned portfolio as of December 31, 2007, grouped according to the transaction in which we acquired the properties:

		Number of	Rentable	Occupancy
Seller/ Property Name	Date of Acquisition	Buildings	Square Feet	Percentage
Formation Transactions	September 2002	56	1,082,455	85.3%
Bank of America, N.A.	December 2002	4	138,625	83.2%
Dana Commercial Credit Corp.	January 2003	15	3,720,608	94.0%
Pitney Bowes — Wachovia	March 2003	80	973,414	100.0%
Finova Capital — BB&T	April 2003	9	324,054	100.0%
Bank of America, N.A.	June 2003	124	5,960,200	88.6%
Citigroup	August 2003	4	24,502	98.4%
Bethel, OH	August 2003	1	5,228	69.4%
Pitney Bowes — Key Bank	September 2003	30	140,590	100.0%
Pitney Bowes — Bank of America	September 2003	91	452,504	99.1%
Three Beaver Valley	September 2003	1	263,058	100.0%
Bank of America Plaza	December 2003	1	750,000	89.6%
Potomac Realty — Bank of America	February 2004	5	50,982	100.0%
Schwab Harborside	June 2004	1	287,838	77.4%
Virginia — BB&T	June 2004	1	4,795	100.0%
101 Independence Center	July 2004	1	564,724	96.8%
Wachovia Bank, N.A.	September 2004	106	5,539,134	88.4%
Bank of America, N.A.	October 2004	176	5,034,979	86.1%
National City Bank Building	January 2005	1	159,749	100.0%
Bank of America — Las Vegas	March 2005	1	82,255	79.9%
One Montgomery Street	April 2005	1	75,880	100.0%
801 Market Street	April 2005	1	365,624	99.7%
First Charter — Midland	May 2005	1	2,160	100.0%
Regions Bank	June 2005	77	1,923,056	57.4%
Charter One Bank	June 2005	7	127,265	56.2%
One Citizens Plaza	October 2005	1	224,089	99.4%
One Colonial Plaza	November 2005	1	163,920	100.0%
Wachovia South Trust	November 2005	53	162,344	93.4%
National City Formulated Price Contracts	March 2006	6	500,580	71.5%
Hinsdale	March 2006	1	12,927	100.0%
Dripping Springs	April 2006	1	11,344	100.0%
Meadowmont	May 2006	2	12,816	100.0%
Umpqua Western Sierra Bancorp	June 2006	8	51,103	100.0%
AmSouth	August 2006	6	21,871	13.0%
First Charter Bank — Banner Elk	August 2006	1	2,108	100.0%
Sterling Bank	December 2006	14	120,793	100.0%
Heritage Oaks	June 2007	4	38,361	100.0%
Home Federal Bancorp	September 2007	4	25,000	100.0%
Wachovia Formulated Price Contracts	Various	150	651,608	49.7%
Bank of America Formulated Price Contracts	Various	34	171,622	75.4%

		1,081	30,224,165	86.7%

          The following descriptions reflect the principal terms of each significant acquisition.
          Dana Commercial Credit Portfolio: In January 2003, we acquired 16 office buildings, including parking facilities, containing approximately 3.8 million net rentable square feet, from a wholly-owned subsidiary of Dana Commercial Credit Corporation. Under the terms of the Company’s net lease with Bank of America, we will receive annual minimum rental payments of approximately $40.4 million from January 2003 through January 2010. From January 2011 through June 2022, Bank of America is not required to pay any base rental income (except for an approximately $3.0 million payment in January 2011), but will continue to pay operating expenses on the space that it occupies. Over the life of the lease, Bank of America is permitted to vacate space totaling 50.0% of the value of the portfolio based on the original purchase price paid by Dana Commercial Credit Corporation. The annual rental payments under this lease are fixed regardless of the square feet leased by Bank of America. If Bank of America does not vacate space as otherwise permitted under the lease, Bank of America will pay additional rent as provided in the lease agreement for the space it does not vacate. In June 2004, Bank of America exercised its option to vacate appropriately 654,000 square feet. Future options for additional vacancy occur in June 2009 and June 2015, of approximately 695,000 and 654,000 square feet, respectively.
          Bank of America Specifically Tailored and Sale Leaseback Transaction: In June 2003, we acquired from Bank of America, N.A., a portfolio of 27 large office buildings and 131 small office buildings containing approximately 8.1 million rentable square feet. As of December 31, 2007, Bank of America, N.A. occupied approximately 4.8 million square feet, or 81%, of the rentable square feet in this portfolio with an initial lease term of 20 years. Bank of America, N.A. will pay approximately $41.7 million in annual base rent under the 20 year lease for this portfolio. Bank of America, N.A. has the option to renew this lease for up to six successive five-year terms. In the case of a renewal, the rent will be the fair market rental value of the premises, as determined in accordance with the lease.
          Harborside: In June 2004, we entered into an agreement to sublease from Schwab approximately 288,000 square feet of vacant space in Harborside, a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, we agreed to sublease this additional space from Schwab. All of our subleases with Schwab will terminate in September 2017, the same date that Schwab’s leases with the ultimate owner terminate. In exchange for the agreements described above, Schwab has agreed to pay a sublease management and standby subtenant fee of approximately $11.5 million, paid over the 18 months ended December 31, 2005. Additionally, Schwab provided a rent credit, paid over the 42 months ended December 31, 2007, totaling approximately $40.0 million, against our initial sublease obligations.
          Wachovia Bank, N.A.: In September 2004, we acquired from Wachovia Bank, N.A. a portfolio of 140 properties aggregating approximately 7.6 million square feet. As of December 31, 2007, Wachovia Bank, N.A. occupied approximately 4.5 million square feet, or 82%, of the remaining portfolio for a 20-year term on a triple net basis and an additional approximately 16,000 square feet of the remaining portfolio on a short term (cancelable) basis for rent equal to operating expenses for the properties. The lease permits Wachovia Bank, N.A. to reduce its leased premises by up to 5% after each of the fourth, ninth and fourteenth lease years without penalty. Such rights are cumulative, such that if Wachovia Bank, N.A. does not exercise its termination rights in the fourth and ninth years, it carries over any such unexercised rights into future years. Wachovia Corporation has guaranteed the lessee’s obligations under the leases.
          Bank of America, N.A.: In October 2004, we completed the acquisition of a portfolio of 248 properties, aggregating 7.3 million square feet, from Bank of America, N.A. On November 22, 2004, we acquired Bank of America, N.A.’s operations center in Kansas City, Missouri, a 317,000 square foot property that was temporarily held back from the original transaction, increasing the size of the overall portfolio to 249 properties and 7.6 million square feet. As of December 31, 2007, Bank of America, N.A. occupied approximately 3.6 million square feet, or 72%, of the remaining portfolio for a term of 15 years on a triple net basis. The lease permits Bank of America, N.A. to reduce its long-term leased premises by up to 200,000 square feet after the end of the second lease year upon payment of a termination fee equal to approximately $3.00 per square foot and up to an additional 200,000 square feet after the end of the third lease year upon payment of a termination fee equal to approximately $4.50 per square foot. Additionally, Bank of America, N.A. has the right to reduce its long-term leased premises by up to 150,000 square feet after three and one-half lease years and eight and one-half lease years without penalty. All such rights are cumulative, such that if Bank of America, N.A. does not exercise its termination rights in any year, it carries over any such unexercised rights into future years. Bank of America Corporation has guaranteed the lessee’s obligations under the lease.
          Regions Bank: In June 2005, we acquired a portfolio of 111 properties, aggregating approximately 3.0 million square feet from Regions Bank. As of December 31, 2007, Regions Bank occupied approximately 779,000 square feet, or 41% of the remaining portfolio for a 15-year term on a triple net basis.

          Assets Held For Sale: At December 31, 2007 we classified 131 buildings comprising approximately 4.5 million square feet as held-for-sale based on our intent to sell these properties. Properties classified as held-for-sale have been determined to be non-core assets that are not central to our business plan or customer relationships.
          At December 31, 2007, we leased properties to over 965 tenants. The following table sets forth information regarding leases with our five largest tenants based upon rentable square feet:

			% of
		Rentable	Portfolio
	Number of	Square	Rentable
	Locations	Feet	Square Feet
Bank of America, N.A.	406	12,927,787	42.8%
Wachovia, N.A.	178	5,665,018	18.7%
Regions Bank	92	859,398	2.8%
Citizens Bank	12	393,323	1.3%
American International Insurance Company (AIG)	1	263,058	0.9%

	689	20,108,584	66.5%

          As of December 31, 2007, Bank of America, N.A. and Wachovia, N.A. represented 36% and 15%, respectively, of rental income. No other tenants represented more than 10% of rental income.
Item 3. Legal Proceedings
          None
Item 4. Submission of Matters to a Vote by Security Holders
          On February 13, 2008, the Company’s shareholders held a special meeting to vote on the approval of the merger with Gramercy and the other transactions contemplated by the Merger Agreement. Approximately 72.9% of outstanding shares, or 93,720,255 shares, voted for, and approximately 0.4% of outstanding shares, or 527,227 shares, voted against the approval of the merger with Gramercy. Approximately 0.2% of outstanding shares, or 212,899 shares, abstained from voting.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common shares of beneficial interest trade on the New York Stock Exchange under the symbol “AFR.” The following table sets forth the high and low sales prices for each quarter in the years ended December 31, 2006 and 2007, as quoted on the New York Stock Exchange:

	High	Low
Fiscal Year 2006:
First Quarter	$12.81	$11.52
Second Quarter	$12.00	$9.52
Third Quarter	$12.25	$9.59
Fourth Quarter	$12.08	$10.90
Fiscal Year 2007:
First Quarter	$11.77	$9.98
Second Quarter	$11.58	$9.91
Third Quarter	$11.13	$6.17
Fourth Quarter	$8.65	$6.31
          The number of holders of record of our shares was 370 as of December 31, 2007. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.
Dividend and Distributions Policy
          We elected to be taxed as a REIT under the Internal Revenue Code (IRC) commencing as of our taxable year ended December 31, 2002. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our ordinary taxable income to our shareholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute (in accordance with the IRC and applicable regulations) to our shareholders. However, as property dispositions are a part of our on-going business plan, it is necessary to transfer properties held for sale to our taxable REIT subsidiary, prior to completion of such sales, in order to maintain the favorable REIT tax status under the IRC. Gains on sales of these assets may be subject to taxes according to the individual property’s resident jurisdiction. When taxes are due on such sales, the tax liability is paid by our taxable REIT subsidiary. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the IRC and applicable regulations thereunder.)
          On November 2, 2007 we entered into a merger agreement with Gramercy. Subject to the terms of the Merger Agreement, we are not allowed to declare or pay dividends after our fourth quarter 2007 dividend, which was paid on January 18, 2008, except to the extent required to maintain our REIT status or to eliminate any U.S. federal income taxes or excise taxes otherwise payable. Notwithstanding the terms of the Merger Agreement, our policy has been to pay to our shareholders, within the time periods prescribed by the IRC, all or substantially all of our annual taxable income, including gains from the sale of real estate and recognized gains on the sale of securities. If the merger is not completed, we cannot assure you that our Board of Trustees will reinstate a dividend payout consistent with past levels, if any, nor can we assure you that we will continue to have cash available for distributions at historical levels or at all. See the section entitled “Risk Factors” in Item 1A, Part I of this Form 10-K.

          Since inception, dividends and Operating Partnership unit distributions have exceeded the minimum amounts required to satisfy the IRC distribution requirements. As such, any distribution amount in excess of our taxable income is designated as a return of capital. The dividend distribution policy is set by our board of trustees annually and reviewed quarterly. Payments made in excess of our taxable income are at the discretion of the board of trustees. Dividends have been authorized by our board of trustees and declared by us based upon a number of factors, including:
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
          Cash dividends declared during the years ended December 31, 2006 and 2007 were as follows (in thousands, except per share data):

	Per Common Share	Total Dollars Declared to
	and Operating	Common	Operating Partnership
	Partnership Unit	Shareholders	Unit holders
Fiscal Year 2006:
First Quarter	$0.27	$34,961	$921
Second Quarter	$0.27	$34,968	$908
Third Quarter	$0.19	$24,771	$562
Fourth Quarter	$0.19	$24,884	$444
Fiscal Year 2007:
First Quarter	$0.19	$24,877	$384
Second Quarter	$0.19	$24,687	$347
Third Quarter	$0.19	$24,416	$347
Fourth Quarter	$0.19	$24,417	$347
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
Equity Compensation Plans
          Information about our equity compensation plans at December 31, 2007 was as follows:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights(2)	Column(a))
Equity Compensation plans approved by security holders(1)	2,955,278	$10.06	4,229,842
Equity Compensation plans not approved by security holders	—	—	—

Total	2,955,278	$10.06	4,229,842

(1)	Relates to our 2002 Equity Incentive Plan

(2)	Weighted-average exercise price of outstanding options excludes restricted common shares

Item 6. Selected Financial Data
          The selected financial data presented below as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are derived from the consolidated financial statements of American Financial Realty Trust.
          Historical financial results are not indicative of our future performance. In addition, since the financial information presented below is only a summary and does not provide all of the information contained in our financial statements, including related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements, including related notes and the reports of Independent Registered Public Accounting Firm.
Amounts in thousands, except per share data

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Information:
Total revenues	$372,900	$388,774	$349,188	$232,939	$119,790
Loss from continuing operations	$(81,902)	$(131,487)	$(79,932)	$(46,476)	$(25,084)
Net loss	$(49,511)	$(20,598)	$(93,615)	$(22,245)	$(18,822)
Basic income (loss) per share:
From continuing operations	$(0.65)	$(1.03)	$(0.67)	$(0.45)	$(0.35)
From discontinued operations	$0.26	$0.86	$(0.11)	$0.23	$0.09
Total basic loss per share	$(0.39)	$(0.17)	$(0.78)	$(0.22)	$(0.26)
Diluted income (loss) per share:
From continuing operations	$(0.65)	$(1.03)	$(0.67)	$(0.45)	$(0.35)
From discontinued operations	$0.26	$0.86	$(0.11)	$0.23	$0.09
Total diluted loss per share	$(0.39)	$(0.17)	$(0.78)	$(0.22)	$(0.26)
Dividends/distributions declared per common share and Operating Partnership units	$0.76	$0.92	$1.08	$1.02	$1.00
Cash Flow Information:
From operating activities	$68,238	$(26,689)	$80,637	$118,620	$94,809
From investing activities	$146,758	$1,124,225	$(700,745)	$(1,744,112)	$(46,387)
From financing activities	$(196,154)	$(1,101,775)	$619,746	$1,524,940	$101,894

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Information:
Real estate investments, at cost	$2,467,365	$2,617,971	$3,556,878	$3,054,532	$1,654,723
Cash and cash equivalents	$124,848	$106,006	$110,245	$110,607	$211,158
Marketable investments and accrued interest	$2,675	$3,457	$3,353	$24,272	$67,561
Intangible assets, net	$271,294	$314,753	$642,467	$590,341	$115,084
Total assets	$3,231,378	$3,606,164	$4,623,576	$3,951,847	$2,142,339
Mortgage notes payable	$1,436,248	$1,557,313	$2,467,596	$2,008,554	$921,355
Credit facilities	$195,363	$212,609	$171,265	$270,000	$—
Convertible debt, net	$446,551	$446,343	$446,134	$445,926	$—
Total debt	$2,078,162	$2,216,265	$3,084,995	$2,724,480	$921,355
Below-market lease liabilities, net	$43,660	$57,173	$67,613	$59,232	$49,485
Total liabilities	$2,617,581	$2,807,807	$3,662,509	$3,016,789	$1,128,373
Minority interest	$7,380	$12,393	$53,224	$65,099	$36,365
Total shareholders’ equity	$606,417	$785,964	$907,843	$869,959	$977,601
Total liabilities and shareholders’ equity	$3,231,378	$3,606,164	$4,623,576	$3,951,847	$2,142,339

	December 31,
	2007	2006	2005	2004	2003
Portfolio statistics:
Occupancy	86.7%	86.9%	86.3%	87.0%	88.9%
% base revenue from financial institutions	79.9%	81.2%	86.7%	88.4%	86.3%
% base revenue from tenants rated “A–” or better (per Standard & Poor’s)	74.1%	76.5%	84.2%	86.3%	82.8%
% base revenue from net leases(1)	76.6%	77.8%	85.1%	89.9%	86.6%
Average remaining lease term (years)	11.0	11.6	13.4	14.7	13.3

(1)	Includes triple net and bond net leases, as well as other similar leases in which our exposure to operating expenses is capped at the amount that has been, or we expect will be, reached in the near future.

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
          The following discussion includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, reflecting information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. These forward-looking statements are subject to risks and uncertainties. Statements regarding the following subjects are forward-looking by their nature:
•	our business strategy;

•	our projected operating results;

•	our ability to identify and complete additional property acquisitions;

•	our ability to profitably dispose of non-core assets;

•	our ability to complete and finance pending property acquisitions, including those under our formulated price contracts, and the estimated timing of the closings of such acquisitions;

•	our ability to obtain future financing;

•	our ability to lease-up assumed leasehold interests above the leasehold liability obligation;

•	estimates relating to our future dividends;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	the impact of technology on our products, operations and business; and

•	the successful completion of our proposed merger or our ability to continue to operate independently in the event that the merger is not completed.
          The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in the forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common shares, along with the following factors that could cause actual results to vary from our forward-looking statements:
•	general volatility of the capital markets and the market price of our common shares;

•	our ability to obtain financing, in light of the on-going credit crisis on favorable terms or at all;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to execute our business plan;

•	availability, terms and deployment of capital;

•	availability or the retention of qualified personnel;

•	our ability to maintain an adequate, effective control environment;

•	our ability to accurately project future financial performance;

•	changes in our industry, the banking industry, interest rates or the general economy;

•	the degree and nature of our competition;

•	the conversion provisions of our convertible senior notes; and

•	the additional risks relating to our business described under the heading “Risk Factors” in Item IA, Part I of this Form 10-K.
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
          As of December 31, 2007, we owned or held leasehold interests in 1,081 properties located in 36 states and Washington, D.C., including 690 bank branches and 376 office buildings, containing an aggregate of approximately 30.2 million rentable square feet.
     Acquisitions
          During the year ended December 31, 2007, we acquired interests in 75 properties, containing an aggregate of approximately 0.4 million square feet, and six land parcels, for a total net purchase price of $78.2 million. We acquired four branches each in sale-leaseback transactions with Heritage Oaks Bank and Home Federal Bancorp. These portfolios contain 38,000 and 25,000 square feet and were acquired for $13.3 million and $3.7 million, respectively. Also, we acquired 62 and five branches under the terms of our Formulated Price Contracts with Wachovia Bank and Bank of America for $55.7 million and $5.5 million, respectively.
     Dispositions
          During the year ended December 31, 2007, we disposed of 146 non-core properties, land parcels and leasehold interests aggregating approximately 3.4 million square feet, for net proceeds of $335.4 million. Included in these dispositions is the sale of HSBC Operations Center in January of 2007, an office building with approximately 158,000 rentable square feet, located at 2200 East Benson Road, Sioux Falls, South Dakota, for a gross sale price of $27.5 million. In February of 2007 we sold Bank of America Financial Center, an office building with approximately 328,000 rentable square feet, located at 601 W. Riverside Avenue, Spokane, Washington, for a gross sale price of $36.0 million. Additionally, in May of 2007, we sold the Fireman’s Fund Insurance Company building, an office building with approximately 710,000 rentable square feet located at 777 San Marin Drive, Novato, California. This property was sold for a gross sale price of $312 million. In December of 2007, we sold Bank of Oklahoma Plaza, an office building with approximately 234,000 rentable square feet, located at 201 Robert S. Kerr Avenue, Oklahoma City, Oklahoma, for a gross sale price of $15.8 million.
     Financings
          During the year ended December 31, 2007, we received proceeds of $332.9 million from new financings, including (i) $61.3 million long-term refinancing of 32 properties during May 2007 which were previously pledged to our secured acquisition credit facility, (ii) $49.1 million long-term refinancing of 30 properties during September 2007 which were previously pledged to our secured acquisition credit facility, and (iii) $222.5 million from our secured acquisition credit facility.
          During the year ended December 31, 2007, principal payments and extinguishment of mortgage principal aggregated $574.5 million. Included in this amount were (i) two defeaseance transactions that extinguished $56.0 million of debt, (ii) other repayments due to property dispositions of $18.9 million, (iii) refinancings and bridge loan repayments of $161.7 million, (iv) $186.1 million extinguishment of mortgage principal that was assumed by the buyer in connection with the sale of Fireman’s Fund Insurance Company building in Novato, California, (v) repayments of advances under our secured acquisition credit facility of $99.8 million utilizing proceeds from the sale of the Fireman’s Fund Insurance Company building, (vi) early repayment of $14.1 million of high constant debt, (vii) other repayments of advances under our acquisition credit facility of $6.5 million, and (viii) scheduled debt amortization of $28.2 million.

          In January 2007, we sold the HSBC Operations Center located in Sioux Falls, South Dakota. We extinguished $15.3 million of mortgage principal through a legal defeasance at the time the property was sold.
          In January 2007, we repaid $16.4 million of mortgage principal in connection with the termination of the short-term bridge facility secured by Bank of Oklahoma in Oklahoma City, Oklahoma.
          In May 2007, we sold the Fireman’s Fund Insurance Company building located in Novato, California. We extinguished $186.1 million of mortgage principal that was assumed by the buyer in connection the sale of the property. In addition, we repaid advances under our secured acquisition credit facility of $99.8 million utilizing proceeds from the sale of this property.
          In May 2007, we refinanced 32 properties through two non-recourse, fixed-rate financings; two properties were previously pledged to our secured acquisition credit facility and two properties were previously unencumbered by debt. The initial loan amounts for these financings were $30.0 million and $31.3 million, both loans have a maturity date of June 5, 2017 and a coupon of 5.80%. The loans will be interest-only for 3 years and then will pay principal based on a 30-year amortization schedule.
          During July 2007 we removed 63 properties from a non-recourse loan, through a partial defeasance of the loan, collateralized by the Bank of America properties we acquired in October 2004. These properties were released in advance of their expected disposition. As part of the partial defeasance transaction, we were required to make a payment of $56.3 million to purchase the defeasance collateral and for the payment of related transaction costs. Simultaneously with the partial defeasance transaction we posted an additional debt service reserve of $5.0 million for the loan as required by the loan servicer as a condition of their approving the partial defeasance.
          In September 2007, we financed 30 properties through two non-recourse, fixed-rate financings; 28 properties were previously pledged to our secured acquisition credit facility and two properties were previously unencumbered by debt. The initial loan amounts for these financings were $26.4 million and $22.7 million, both loans have a maturity date of October 5, 2017 and a coupon of 6.80%. The loans will be interest-only for 5 years after which principal will be repaid based on a 30-year amortization schedule.
          In October 2007, we refinanced the mortgage on our 123 S. Broad Street property located in Philadelphia, Pennsylvania. We repaid the previous mortgage balance of $50.0 million using $35.0 million in proceeds from the advance associated with pledging the property to our secured acquisition credit facility and a $15.0 million advance from our secured acquisition credit facility against other properties. The $35.0 million advance secured by the 123 S. Broad Street property has an interest rate of LIBOR plus 2.25%.
          During 2007 we entered into several amendments with our lender to the credit agreement of our secured operating credit facility. The initial credit facility commitment in September 2004 was for a $60.0 million unsecured operating credit facility. This commitment was subsequently reduced to $40.0 million effective October 29, 2007, due to the recent volatility in the credit markets, the lender required us to collateralize the facility during the same period. Effective September 28, 2007 the Company executed an extension of this facility to October 29, 2007. Effective October 29, 2007 the Company executed an extension of this facility to November 29, 2007. Effective November 29, 2007 the Company executed an extension of this facility to April 30, 2008. The facility maintains a $40.0 million sub-limit for letters of credit. In June 2006, the facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. Effective November 29, 2007, the facility was amended to require collateralization of all outstanding letters of credit under the facility. As of December 31, 2007, the Company had $53.6 million letters of credit outstanding under this facility, $12.0 million of which were collateralized by a pledge of subleases from our Harborside leasehold location and the remainder collateralized by cash escrow deposits of $41.9 million.
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
          As part of our strategic repositioning plan, we committed to a plan to divest of non-core assets. Properties identified as such are classified as assets held for sale if there is an expectation that disposal within 12 months is probable. Such properties are actively marketed at prices management believes are reasonable in comparison to current fair values.
          In accordance with FAS 144, assets held for sale are carried at the lower of carrying value or fair value less costs to sell. We utilize sales contracts, recent appraisals and internal and external estimates in order to determine the reasonableness of the carrying value of properties classified as held for sale. A substantial portion of properties held for sale, based upon net carrying value of the assets, was either under contract or sold subsequent to December 31, 2007. In such cases, written sales contracts or closing documents supported the fair market values for these properties.
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
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statements 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. Although the Company will continue to evaluate the application of SFAS 159, management does not believe adoption will have a material impact on the Company’s results of operations or financial position.
          In December 2007, the FASB issued Statement No. 141 R, Business Combinations (a revision of Statement No. 141). This Statement applies to all transactions or other events in which an entity obtains control of one or more business, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, FASB No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the consolidated financial statements of the Company.
          In December 2007, the FASB issued Statement No. 160, Non-controlling Interest on Consolidated Financial Statements — an amendment of ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amount attributable to both the parent and the non-controlling interest. This Statement is effective for interim period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the consolidated financial statements of the Company.

Results of Operations
     Comparison of the Years Ended December 31, 2007 and 2006
          The following comparison of our results of operations for the year ended December 31, 2007 to the year ended December 31, 2006, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2006 and still owned by us at December 31, 2007, excluding assets held for sale at December 31, 2007; (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2006 through December 31, 2007; and (iii) the effect of “Corporate and Eliminations,” which includes information related to our corporate entity and intercompany income, expenses and eliminations. Acquisitions include the Heritage Oaks portfolio, Home Federal Bancorp portfolio, Sterling portfolio, First Charter Bank, Umpqua Western Sierra, Meadowmont, Dripping Springs, Hinsdale, National City and properties acquired under our formulated price contracts.

					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
Amounts in thousands:	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
Rental income	$226,765	$221,641	$12,223	$6,250	$126	$(974)	$239,114	$226,917
Operating expense reimbursements	133,403	161,237	851	450	(468)	170	133,786	161,857

Total revenues	360,168	382,878	13,074	6,700	(342)	(804)	372,900	388,774
Property operating expenses	189,223	221,997	7,568	4,295	(8,515)	(6,677)	188,276	219,615

Net operating income (1)	170,945	160,881	5,506	2,405	8,173	5,873	184,624	169,159
Marketing, general and administrative	—	—	—	—	19,483	25,110	19,483	25,110
Amortization of deferred equity compensation	—	—	—	—	4,471	8,687	4,471	8,687
Repositioning	—	—	—	—	—	9,065	—	9,065
Merger costs	—	—	—	—	399	—	399	—
Severance and related accelerated amortization of deferred compensation	—	—	—	—	5,000	21,917	5,000	21,917

Earnings before interest, depreciation and amortization	170,945	160,881	5,506	2,405	(21,180)	(58,906)	155,271	104,380
Depreciation and amortization	109,520	107,207	5,462	1,602	4,574	4,291	119,556	113,100

Operating income (loss)	$61,425	$53,674	$44	$803	$(25,754)	$(63,197)	35,715	(8,720)

Interest and other income							11,728	6,315
Interest expense on mortgages and other debt							(128,423)	(132,459)
Gain on sale of properties in continuing operations							782	2,043
Equity in loss from joint venture							(2,878)	(1,397)
Minority interest							1,174	2,731

Loss from continuing operations							(81,902)	(131,487)
Discontinued operations:
Loss from operations							(42,741)	(80,258)
Yield maintenance fees and gain on extinguishment of debt							5,870	(46,409)
Net gains on disposals							69,262	237,556

Income from discontinued operations							32,391	110,889

Net loss							$(49,511)	$(20,598)

(1)	We use the term “net operating income” when discussing our financial results, which represents total revenues less total property operating expenses. In our opinion, net operating income (or NOI) is helpful to investors as a measure of the Company’s performance as an equity REIT because it provides investors with an understanding of the Company’s operating performance and profitability. NOI is a non-GAAP financial measure commonly used in the REIT industry, and therefore, this measure may be useful in comparing the Company’s performance with that of other REITs. NOI should be evaluated along with GAAP net loss in evaluating the performance of equity REITs. The above table reconciles NOI to GAAP net loss.

     Rental Revenue
          Rental income increased $12.2 million, or 5.4%, to $239.1 million for the year ended December 31, 2007 from $226.9 million for the year ended December 31, 2006. This increase is due to the combination of a $6.0 million increase in rental income from Acquisitions and a $5.1 million or 2.3% increase in rental income from Same Store.
          The 2007 rental income from Acquisitions includes a full year of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007. Significant acquisition activity includes the Sterling Bank portfolio, acquired in December 2006, the National City portfolio, acquired in March 2006, the Heritage Oaks portfolio, acquired in June 2007 and properties purchased under our formulated price contracts.
          The increase in rental income from Same Store primarily reflects the impact of net new leasing activity compared to the prior year. Occupancy at our Harborside leasehold location increased from approximately 167,000 square feet or 58.2% at December 2006 to approximately 223,000 square feet or 77.4% at December 2007. This increase in occupancy resulted in a $1.7 million increase in rental income in 2007 compared to 2006. The Company realized an increase in rental income of $1.7 million due to lease up of space in our Bank of America portfolio acquired in 2003. New leasing in certain properties acquired under our Formulated Price Contract (“FPC’s”) also resulted in higher rental income, up $1.3 million versus the prior period. Properties acquired under such FPC’s are vacant when purchased.
     Operating Expense Reimbursements and Property Operating Expenses
          Operating expense reimbursements decreased $28.1 million, or 17.4%, to $133.8 million for the year ended December 31, 2007, from $161.9 million for the year ended December 31, 2006. Property operating expenses decreased $31.3 million, or 14.3%, to $188.3 million for the year ended December 31, 2007, from approximately $219.6 million for year ended December 31, 2006. Total operating expense reimbursement as a percentage of total property operating expenses (“reimbursement ratio”) decreased from 73.7% to 71.1%. The decrease in both operating expense reimbursements and property operating expenses and the reduction in the reimbursement ratio are primarily the result of a lease modification affecting certain properties in our Wachovia portfolio that became effective in the current period. Under the modified terms, Wachovia, which is generally the sole tenant in the affected properties, will now pay for all operating expenses directly. Previously, Wachovia self-managed these properties and the Company paid for and was subsequently reimbursed for these property operating expenses. While the tenant is responsible for the operating expenses of the affected properties under both the original lease agreement and the current modified agreement, the new terms eliminate operating expense reimbursements and property operating expenses that previously generated a reimbursement ratio of nearly 100%. The 2007 total operating expense reimbursements and total property operating expenses also reflect a full year of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007.
          The table below segregates Same Store operating expense reimbursement and property operating expenses for properties affected by the Wachovia lease modification from total Same Store properties:

	Twelve Months Ended December 31,
	2007			2006
	Total			Total
	Same	Modified	Adjusted	Same	Modified	Adjusted
	Store	Properties	Same Store	Store	Properties	Same Store
Operating expense reimbursements	$133,403	$6,075	$127,328	$161,237	$38,019	$123,218
Property operating expenses	$189,223	$6,430	$182,793	$221,997	$38,625	$183,372
Reimbursement ratio	70.5%	94.5%	69.7%	72.6%	98.4%	67.2%

          Excluding properties affected by the Wachovia lease modification, Same Store operating expense reimbursements increased $4.1 million, or 3.3%, to $127.3 million for the year ended December 31, 2007 from $123.2 million for the year ended December 31, 2006. Property operating expenses decreased $0.6 million, or 0.3%, to $182.8 million for the year ended December 31, 2007, from approximately $183.4 million for year ended December 31, 2007. The reimbursement ratio on the remaining Same Store portfolio increased from 67.2% to 69.7%.
          The improvement in Adjusted Same Store operating expense reimbursement is primarily due to a reduction in impairment charges taken during the year ended December 31, 2007 compared to the year ended December 31, 2006. Impairment charges of $0.4 million were taken in the year ended December 31, 2007 within the Same Store portfolio. Impairment charges in the prior year totaled $9.0 million primarily due to impairment charges taken on a single property in our Bank of America portfolio acquired in 2004 and impairment charges taken in connection with the execution of subleases at our Harborside, NJ leasehold location. Excluding the reduction in impairment charges, the Same Store operating expense reimbursement ratio reflects a decrease of 0.9 percentage points from an adjusted rate of 70.7% for the twelve months ended December 31, 2006 to 69.8% for the twelve months ended December 31, 2007.
          Adjusted Same Store operating expense reimbursements were adversely affected by lower operating expense reimbursement at two large properties in the Bank of America portfolio acquired in 2004. Bank of America exercised termination rights with respect to these two properties in the fourth quarter of 2006. Accordingly, these properties were vacant for a portion of 2007. These properties were subsequently 100% leased and operating expense reimbursements are anticipated to increase in future periods.
     Marketing, General and Administrative Expenses
          Marketing, general and administrative expenses decreased $5.6 million, or 22.3%, to $19.5 million for year ended December 31, 2007, from $25.1 million for the year ended December 31, 2006. The decrease reflects results achieved results in the current period in reducing expenses under our repositioning plan. These costs reductions primarily include rent on our former New York and European offices as well as lower salary, travel and other expenses from related staff reductions, as well as other operating expense reductions.
     Amortization of Deferred Equity Compensation
          The amortization of deferred equity compensation was $4.5 million in the year ended December 31, 2007 compared to $8.7 million for the year ended December 31, 2006, a decrease of $4.2 million or 48.3%. On June 26, 2007, the Company’s President and Chief Executive Officer died unexpectedly. His employment agreement contained no provision for the acceleration of unvested restricted shares upon death. As a result, such shares were forfeited at the date of death and the Company reversed $1.2 million of previously recorded stock compensation expense associated with these restricted stock awards in the current period. Additionally, there was a favorable variance of $2.9 million from the full amortization of restricted shares issued in July and September 2003, which vested over a three year period. These decreases were partially offset by the current year issuance of additional unvested restricted shares in connection with the termination of the Company’s former Long-term Incentive Plan as well unvested restricted shares awarded under its Equity Incentive Plan.
     Repositioning
          During the year ended December 31, 2006, the Company incurred $9.1 million of charges associated with the repositioning plan. These charges are primarily comprised of $4.4 million in professional and other fees related to the strategic review, $2.7 million in termination and impairment charges incurred in connection with subleasing the Company’s New York office, and $1.6 million of previously deferred costs related to the Company’s decision not to pursue a collateralized financing arrangement. No repositioning expenses were incurred during the year ended December 31, 2007
     Merger Costs
          The Company incurred $0.4 million of costs related to its proposed merger with Gramercy Capital Corp. The merger was approved by the shareholders of both companies on February 13, 2008 and is expected to close in the second half of March 2008,
     Severance and Related Accelerated Amortization of Deferred Compensation
          Severance expense for the year ended December 31, 2007, represents a $5.0 million payment to the estate of our former President and Chief Executive Officer which was approved by the Company’s Board of Trustees. During the year ended December 31, 2006, we recorded estimated severance charges related to the separation of our then President and Chief Executive Officer, and two additional senior executives, positions which were not refilled, as well as certain other employees. These charges include a combination of cash severance and accelerated vesting of equity compensation totaling $17.6 million and $4.3 million, respectively.

     Depreciation and Amortization Expense
          Depreciation and amortization expense increased $6.5 million, or 5.7%, to $119.6 million for the year ended December 31, 2007, from $113.1 million for the year ended December 31, 2006.
          The increase of $3.9 million in depreciation in Acquisitions primarily relates to the timing of acquisitions. Depreciation and amortization expense for the year ended December 31, 2007 includes a full twelve months of results for Acquisitions purchased in 2006 and a partial period of results for Acquisitions purchased in 2007.
          Depreciation and amortization in Same Store increased $2.3 million from $107.2 million for the year ended December 31, 2006, to $109.5 million for the year ended December 31, 2007. This increase primarily reflects additional depreciation on improvements within the Bank of America portfolio acquired in 2003, our Harborside leasehold and Regions portfolio. Additionally, we recorded $0.7 million of accelerated amortization of intangible assets within our Regions portfolio in connection with the termination of a lease in the current period.
     Interest and Other income
          Interest and other income increased $5.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase primarily reflects $3.8 million of higher interest income principally from $2.9 million earned on Treasury securities purchased and pledged in connection with a series of in-substance defeasance transactions completed over the prior 18 months. The Company recorded an increase of $1.3 million of net termination fee income in the year ended December 31, 2007. During the twelve months ended December 31, 2007, the Company received termination fees of $3.1 million and $1.0 million from two separate financial institutions upon the termination of leases at six locations. The increase in termination fee income was partially offset by $1.0 million paid by the Company to terminate leasehold obligations previously assumed.
          In addition, in 2007, the Company concluded that payments received from a tenant in the amount of $1.1 million, which were received and recognized as income during 2006, but should have been deferred and amortized over the remaining lease term. The Company has evaluated, on both a quantitative and qualitative basis, the impact of this adjustment on the prior period interim and annual statements, and concluded that it is not material to those financial statements. This analysis was performed in accordance with SAB No. 99 and SAB No. 108 and included, among other factors, the impact these errors had on the Company’s net income (loss) and loss from continuing operations for the interim periods affected, as well as the impact on the estimated net loss for the 12 months ended December 31, 2007. In 2007, the Company corrected the error by recording a reduction in other income of $1.0 million.
     Interest Expense on Mortgages and Other Debt
          Interest expense on mortgage notes and other debt decreased $4.1 million, or 3.1%, to $ 128.4 million for the year ended December 31, 2007, from $132.5 million for the year ended December 31, 2006. Included in mortgage interest expense are $5.3 million of yield maintenance charges incurred in connection with two legal defeasance transactions executed during the twelve months ended December 31, 2007. Excluding the yield maintenance charges, interest expense on mortgages and other debt decreased $9.0 million or 6.8%.
          Mortgage Interest. Interest expense on mortgages increased $0.9 million to $113.5 million for the year ended December 31, 2007, from $112.6 million for the year ended December 31, 2006. The increase in interest expense on mortgages primarily reflects interest expense from new borrowings related to our Sterling Bank portfolio acquisition in December 2006 and the permanent financings in May 2007 and September 2007 of 62 properties previously assigned to our secured acquisition credit facility. These increases were partially offset by lower interest expense due to scheduled debt amortization. Additionally, interest expense in the twelve months ended December 31, 2006 was reduced by $1.1 million due to the termination of an interest rate hedge associated with the State Street Financial Center permanent mortgage. The mortgage and related hedge were extinguished on December 29, 2006.

          Secured Acquisition Credit Facility. Interest expense on our secured acquisition credit facility decreased by $5.0 million from $19.9 million for the year ended December 31, 2006, to $14.9 million for the year ended December 31, 2007. This decrease is attributable to a decrease in average advances to $183.3 million during the year ended December 31, 2007, compared to $248.0 million during the year ended December 31, 2006. On December 29, 2006, we reduced the outstanding balance on the secured acquisition credit facility by $150.3 million using the proceeds from the sale of the State Street Financial Center. The decrease in average advances was partially offset by an increase in the weighted average effective interest rate, excluding the amortization of deferred financing costs, to 7.1% during the year ended December 31, 2007, from 6.9% during the year ended December 31, 2006. We use this facility to finance the purchase of the acquisitions not separately financed and to provide financing for purchases under our formulated price contracts. We also have refinanced certain mortgages with the secured acquisition credit facility where we were able to lower interest rates, increase funds availability or reduce high debt constants.
     Gain on Disposal of Properties in Continuing Operations
          The Company sold 16 parcels of land, and one sub-parcels, for a net gain of $0.8 million in the year ended December 31, 2007. During the year ended December 31, 2006, the Company realized a gain of $2.0 million related to the sale of 15 parcels of land.
     Equity in Loss from Unconsolidated Joint Venture
          On June 23, 2006 we acquired an interest in 239 single-tenanted bank branches through a joint venture. Accordingly, results for the year ended December 31, 2007 include a full twelve months of activity compared to the six months of activity included in the year ended December 31, 2006. During the year ended December 31, 2007, our allocated share in the loss of our Citizens Bank unconsolidated joint venture totaled $2.9 million. This loss includes our allocated portion of depreciation and interest expense totaling $8.3 million. The Company earns a management fee of 0.15% of property value under management, defined as the original purchase price. The gross amount of management fees, totaling $0.5 million are included in other income from continuing operations.
     Minority Interest
          Minority interest was $1.2 million and $2.7 million, during the year ended December 31, 2007 and December 31, 2006, respectively. During the twelve months ended December 31, 2007, and 2006, this amount represents an allocation of net loss to unitholders in our Operating Partnership. The decrease in minority interest allocation also reflects a decrease in the proportionate share of our Operating Partnership held by unitholders. The share of our Operating Partnership held by unitholders has decreased from approximately 1.8% at December 31, 2006 to 1.4% at December 31, 2007. Accordingly, the amount of net loss allocable to these unitholders has decreased as well. On November 2, 2007, Gramercy’s operating partnership, GKK Capital LP, purchased approximately 1.4 million units of our Operating Partnership from our founder and related parties in anticipation of entering into the Merger Agreement with the Company. The merger was approved by the shareholders of both companies on February 13, 2008 and it expected to close in the second half of March 2008. In the event the merger is not consummated, GKK Capital LP will continue to hold these units as a limited partner of our Operating Partnership.
     Discontinued Operations
          Following the announcement of its repositioning plan on August 17, 2006, the Company began a process of identifying and disposing of non-core assets and selected marquee properties. Included in discontinued operations is State Street Financial Center, sold in December 2006, HSBC Operations Center, sold in January 2007 and Fireman’s Fund Insurance Company building, sold in May 2007. Discontinued operations includes 131 non-core properties included in held for sale at December 31, 2007 and 114 non-core properties which were sold during the twelve months ended December 31, 2007. Included in discontinued operations are six large office properties the Company classified as held for sale during the fourth quarter of 2007. These are the 123 S. Broad Street, 801 Market Street, One Montgomery Street, BOA West (Las Vegas), One Colonial and National City Bank properties.
     Discontinued Operations — Loss from Discontinued Operations
          Loss from discontinued operations decreased $37.6 million to a loss of $42.7 million, net of minority interest, for the year ended December 31, 2007, from a loss of $80.3 million, net of minority interest, for the year ended December 31, 2006. The decrease in loss from discontinued operations reflects the combination of lower net operating income from properties included in discontinued operations in the year ended December 31, 2007 compared to the year ended December 31, 2006. These decreases were partially offset by lower depreciation and interest expense in the current year compared to the prior year.

          A majority of the properties included in discontinued operations, including large stand-alone properties such as State Street Financial Center, Fireman’s Fund, and HSBC Operations Center, were owned and operated by the Company for all, or substantially all, of the twelve months ended December 31, 2006, but were sold prior to December 31, 2007. Accordingly, discontinued operations for these properties includes twelve months, or nearly twelve months, of operating results for the year ended December 31, 2006, but less than twelve months of operating results for these properties for the year ended December 31, 2007 due to the property’s sale prior to this date. As a result, the change in loss from discontinued operations reflects a $77.6 million decrease in net operating income generated from these properties reported in discontinued operations, primarily due to properties that were owned in the prior period and for which there is no or limited activity in the current period as they were disposed.
          The decrease in net operating income was offset by lower interest and depreciation and amortization expense. Interest expense on properties included in discontinued operations decreased approximately $51.9 million primarily due to the sale of encumbered properties during or after the twelve months ended December 31, 2006 but prior to December 31, 2007 such as State Street Financial Center, Fireman’s Fund and HSBC Operations Center. These properties incurred partial or no interest expense in the twelve months ended December 31, 2007. Depreciation and amortization expense on properties included in discontinued operations at December 31, 2007 decreased approximately $46.7 million for the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006. Depreciation and amortization on a property ceases subsequent to being reclassified as held for sale. As a result, depreciation and amortization expense was incurred on many of these properties during the twelve months ended December 31, 2006, but not during the comparable period in 2007.
          The Company also recorded impairment charges of approximately $34.6 million on properties included in discontinued operations during the twelve months ended December 31, 2007 compared to approximately $52.5 million during the twelve months ended December 31, 2006, a decrease of approximately $17.9 million.
     Discontinued Operations — Yield Maintenance Fees and Gain on Extinguishment of Debt
          During the twelve months ended December 31, 2007, we sold five properties encumbered by mortgages. The Company’s mortgage note encumbering the Fireman’s property was assumed by the purchaser which resulted in a gain on the extinguishment of debt of $8.3 million. This gain represents the difference between the net carrying value of the debt and its market value on the date of sale. In addition, the Company repaid three other mortgage notes during this period and incurred yield maintenance charges of approximately $2.3 million. In comparison, during the twelve months ended December 31, 2006, we sold 14 properties encumbered by mortgages and incurred prepayment and yield maintenance charges of approximately $46.4 million, net of minority interest.
     Discontinued Operations — Net Gains on Disposals
          During the twelve months ended December 31, 2007 and 2006, we sold 129 and 128 properties, including sub-parcels, for a gain of $69.3 million and $237.6 million, net of minority interest.
          We have established investment criteria for properties included in our real estate portfolio and a policy to dispose of non-core properties that do not meet such criteria. Pursuant to our policy, we generally intend to commence efforts to dispose of non-core properties within 30 days of identification or acquisition and dispose of them within approximately 12 months. The Company generally disposes of properties within its taxable REIT subsidiary. If we sell properties at a gain, we may incur income tax liability. The Company did not record any income tax expense or benefit based on dispositions and other activities occurring in the twelve months ended December 31, 2007 as the taxable REIT subsidiary generated a taxable loss. During the twelve months ended December 31, 2007 and 2006, the Company sold two and five properties through its operating partnership, generating net gains of $43.1 million and $290.0 million, respectively. The Company reviewed the terms of the transactions and concluded that no income tax accrual was required related to these dispositions.

     Comparison of the Year Ended December 31, 2006 and 2005
          The following comparison of our results of operations for the year ended December 31, 2006 to the year ended December 31, 2005, makes reference to the following: (i) the effect of the “Same Store,” which represents all properties owned by us at January 1, 2005 and still owned by us at December 31, 2006, excluding assets held for sale at December 31, 2007 and (ii) the effect of “Acquisitions,” which represents all properties acquired during the period from January 1, 2005 through December 31, 2006. Acquisitions include Harborside, 101 Independence Center, the Wachovia Bank, N.A. portfolio acquired in September 2004, the Bank of America, N.A. portfolio acquired in October 2004, the National City Bank Building, Charter One Bank portfolio, Regions Bank portfolio, One Citizen Plaza and properties acquired under our formulated price contracts.

					Corporate and
	Same Store		Acquisitions		Eliminations		Total Portfolio
Amounts in thousands:	2006	2005	2006	2005	2006	2005	2006	2005
Revenues:
Rental income	$194,936	$191,826	$32,955	$7,454	$(974)	$(528)	$226,917	$198,752
Operating expense reimbursements	152,204	146,148	9,483	4,234	170	54	161,857	150,436

Total revenues	347,140	337,974	42,438	11,688	(804)	(474)	388,774	349,188
Property operating expenses	203,091	184,193	23,201	7,679	(6,677)	(11,939)	219,615	179,933

Net operating income (1)	144,049	153,781	19,237	4,009	5,873	11,465	169,159	169,255
Marketing, general and administrative	—	—	—	—	25,110	25,364	25,110	25,364
Amortization of deferred equity compensation	—	—	—	—	8,687	10,411	8,687	10,411
Repositioning	—	—	—	—	9,065	—	9,065	—
Severance and related accelerated amortization of deferred compensation	—	—	—	—	21,917	4,503	21,917	4,503

Earnings before interest, depreciation and amortization	144,049	153,781	19,237	4,009	(58,906)	(28,813)	104,380	128,977
Depreciation and amortization	98,349	100,380	10,460	2,855	4,291	1,355	113,100	104,590

Operating income (loss)	$45,700	$53,401	$8,777	$1,154	$(63,197)	$(30,168)	(8,720)	24,387

Interest and other income							6,315	3,839
Interest expense on mortgages and other debt							(132,459)	(111,399)
Gain on sale of properties in continuing operations							2,043	1,596
Equity in loss from joint venture							(1,397)	—
Net loss on investments							—	(530)
Minority interest							2,731	2,175

Loss from continuing operations							(131,487)	(79,932)
Discontinued operations:
Loss from operations							(80,258)	(33,310)
Yield maintenance fees							(46,409)	(567)
Net gains on disposals							237,556	20,194

Income (loss) from discontinued operations							110,889	(13,683)

Net loss							$(20,598)	$(93,615)

(1)	We use the term “net operating income” when discussing our financial results, which represents total revenues less total property operating expenses. In our opinion, net operating income (or NOI) is helpful to investors as a measure of the Company’s performance as an equity REIT because it provides investors with an understanding of the Company’s operating performance and profitability. NOI is a non-GAAP financial measure commonly used in the REIT industry, and therefore, this measure may be useful in comparing the Company’s performance with that of other REITs. NOI should be evaluated along with GAAP net loss in evaluating the performance of equity REITs. The above table reconciles NOI to GAAP net loss.

Rental Revenue
          Rental income increased $28.1 million, or 14.1%, to $226.9 million for the year ended December 31, 2006, from $198.8 million for the year ended December 31, 2005. This increase is primarily attributable to an increase in rental revenue from Acquisitions which increased $25.5 million compared to the year ended December 31, 2005. This increase in rental revenue for 2006 from Acquisitions reflects a full year of results for Acquisitions purchased in 2005 and a partial period of results for Acquisitions purchased in 2006.
          Same Store rental revenue increased $3.1 million, or 1.6%, to $194.9 million for the year ended December 31, 2006 from $191.8 million for the year ended December 31, 2005. Same Store increased largely due to lease-up of vacancy within certain portfolios, particularly Harborside, 101 Independence and the Wachovia Bank, N.A. and Bank of America 2004 portfolios. Also, additional revenue was recorded in our Bank of America 2004 portfolio during 2006 reflecting favorable adjustments to leased square footage following the re-measurement of buildings within the portfolio that were completed in the fourth quarter of 2005. These increases were partially offset by scheduled lease terminations in our Dana Commercial Credit portfolio, Beaver Valley in Wilmington, DE and the Bank of America 2003 Portfolio.
Operating Expense Reimbursements and Property Operating Expenses
          Operating expense reimbursements increased $11.5 million, or 7.6%, to $161.9 million during the year ended December 31, 2006, from $150.4 million for 2005. Property operating expenses increased $39.7 million, or 22.1%, to $219.6 million for the year ended December 31, 2006, from $179.9 million for year ended December 31, 2005. Both these increases are partially related to the effect of Acquisitions which represents $5.2 million and $15.5 million of the increase in operating expense reimbursements and property operating expenses, respectively. Total operating expense reimbursements as a percentage of total property operating expenses (“reimbursement ratio”) decreased to 73.7% from 83.6%. This decrease is also partially due to Acquisitions, which had reimbursement ratios of 40.9% and 55.1% for the years ended December 31, 2006 and 2005, respectively, as acquired properties have a lower recovery than properties in the Same Store portfolio, based on the structure of the corresponding leases and overall occupancy.
          Same Store operating expense reimbursements increased $6.1 million, or 4.2%, to $152.2 million for the years ended December 31, 2006, from $146.1 million for same period in 2005. Same Store property operating expenses increased $18.9 million, or 10.3%, to $203.1 million from $184.2 million in the prior year. These changes resulted in a decrease in the Same Store reimbursement ratio to 74.9% from 79.3% for the years ended December 31, 2006 and 2005, respectively.
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
          Same Store property operating expenses increased in 2006 compared to 2005 partly as a result of impairment charges recorded on two properties within continuing operations, a multi-tenant office property on which a $1.4 million impairment was recorded and a leasehold interest. The leasehold impairment, which totaled $3.3 million, was recorded in connection with the execution of subleases at our Harborside leasehold location during 2006. This impairment was recorded by comparing the net cash inflows we anticipate receiving from sub-tenants, inclusive of tenant improvement allowances, to the net cash outflows we will pay under our leasehold interest obligation. Excluding these impairment adjustments and the lease modification adjustment noted above, the Same Store reimbursement ratio would have increased to 77.7% for 2006.

Interest and Other Income
          Interest and other income increased $2.5 million from $3.8 million for the year ended December 31, 2005 to $6.3 million for the year ended December 31, 2006. This was primarily due to an increase in interest income reflecting higher average interest rates paid on the Company’s deposits during the year ended December 31, 2006. The Company’s cash management accounts bear interest at a LIBOR based rate. LIBOR increased from 2.40% at January 1, 2005 to 5.35% at December 31, 2006.
Marketing, General and Administrative Expenses
          Marketing, general and administrative expenses decreased $0.3 million, or 1.2%, to $25.1 million for the year ended December 31, 2006, from $25.4 million for the year ended December 31, 2005. This decrease was primarily attributable to a $1.0 million decrease in broken deal costs, partially offset by increased personnel costs, professional fees and office and travel related expenses. The decrease of marketing, general and administrative expenses as a percentage of total revenues to 6.5% for the year ended December 31, 2006, from 7.3% for the year ended December 31, 2005, primarily reflects the increase in rental income and operating expense reimbursements resulting from Acquisitions.
Amortization of Deferred Equity Compensation
          The amortization of deferred equity compensation decreased $1.7 million to $8.7 million for the year ended December 31, 2006, from $10.4 million for the year ended December 31, 2005. This decrease is due to restricted stock grants issued in September 2002 to the board of trustees, which were amortized over the three year period ended in September 2005 and also to a full period of amortization of restricted shares issued in July 2003 to certain members of senior management, which vested over the three year period ended June 30, 2006. These decreases were partially offset by amortization expense related to restricted shares awarded in 2006.
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
Depreciation and Amortization Expense
          Depreciation and amortization expense increased approximately $8.5 million, or 8.1%, to $113.1 million for the year ended December 31, 2006, from $104.6 million for the year ended December 31, 2005. This increase is related primarily to the timing of acquisitions due to depreciation and amortization expense for the year ended December 31, 2006 including a full year of expense for Acquisitions purchased in 2005 and a partial period of expense for Acquisitions purchased in 2006. As a result, depreciation and amortization for Acquisitions increased $11.2 million for the year ended December 31, 2006 compared to the prior year.

          Depreciation and amortization in Same Store decreased $2.0 million from $100.4 million for the year ended December 31, 2005 to $98.4 million for the year ended December 31, 2006. This decrease includes lower depreciation and amortization at our Beaver Valley property in Wilmington, DE reflecting the impact of an early lease termination on this property. Depreciation and amortization in the Bank of America, N.A. 2003 portfolio decreased principally due to the accelerated amortization of intangibles and leasehold improvements recorded during the second quarter of 2005 related to an early lease termination by a non-bank third party tenant, initiated by the tenant due to its financial instability. Additionally, the change in Same Store depreciation and amortization expense reflects higher depreciation expense recorded in the prior year attributable to the correction of useful lives on the assets in certain portfolios. These decreases were partially offset by higher depreciation and amortization expense in certain properties due to additional capital and tenant improvements and the acceleration of depreciation and amortization of tenant improvements and intangible assets related to the early release of space in Bank of America Plaza in St. Louis, MO, recorded in the first quarter of 2006.
          The increase in depreciation and amortization expense in Corporate is primarily attributable to leasehold improvements, office furniture and fixtures due to the expansion of our Corporate offices as well as a full year of depreciation expense on equipment associated with our new information system capitalized during the year ended December 31, 2005.
Interest Expense on Mortgages and Other Debt
          Interest expense on mortgage notes and other debt increased approximately $21.1 million, or 18.9%, to $132.5 million for the year ended December 31, 2006, from $111.4 million for the year ended December 31, 2005. This increase was primarily attributable to additional borrowings and contractual increases in interest rates, specifically due to the following:
          Mortgage Interest. Interest expense on permanent mortgage financing increased $11.7 million during the year ended December 31, 2006 versus the year ended December 31, 2005. Interest expense increased $3.0 million due to incurring a full year of interest expense on mortgages secured by properties acquired in 2005. Mortgage interest expense increased $4.8 million due to contractual changes in the interest rate on the Bank of America 2004 portfolio which occurred in 2005. The interest rate on this portfolio reverted to a fixed rate of 5.96% in June 2005 from a previously lower variable rate. Mortgage interest expense also increased $3.5 million due a combination of higher outstanding balance and higher rate of interest charged on the Dana Commercial Credit portfolio in 2006 versus 2005. In the fourth quarter of 2005, this portfolio’s mortgage was refinanced with an interest rate of 5.61% compared to 4.04% previously. Additionally, the amount financed on this portfolio was increased from $162.0 million to $180.0 million. These increases in interest expense were partially offset by contractual debt amortization during the year ended December 31, 2006, and the refinancing of certain mortgages with advances from our secured acquisition credit facility.
          Secured Acquisition Credit Facility. Interest expense on our secured acquisition credit facility increased by $14.0 million. This increase was primarily due to a higher average balance outstanding during 2006. The average balance outstanding on the secured acquisition credit facility increased from $85.9 million during the year ended December 31, 2005 to $244.2 million during the year ended December 31, 2006. The weighted average effective interest rate increased from 6.89% to 8.02% due to changes in the underlying index. This facility bears interest at a rate of LIBOR plus 1.75% . The increase in average balance outstanding primarily reflects funds drawn to finance acquisitions including Regions Bank portfolio in June 2005, National City portfolio in March 2006, Western Sierra portfolio in July 2006 and to provide financing for purchases under formulated price contracts. We also refinanced certain mortgages with the secured acquisition credit facility where we were able to lower interest rates, increase funds availability or reduce high debt constant payments. The highest balance outstanding on this facility was $365.1 million in November 2006. On December 29, 2006 we reduced the balance outstanding by $150.3 million with the proceeds from the sale of State Street Financial Center.
          Deferred Financing Costs. During the year ended December 31, 2006, non-cash interest expense related to the amortization of deferred financing costs declined $3.8 million. This primarily relates to $4.7 million of accelerated amortization recorded in 2005 upon the refinancing of the Dana Commercial Credit portfolio, and is partially offset by increases in the Pitney Wachovia portfolio and secured acquisition credit facility.
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
Minority Interest
          Minority interest increased $0.5 to $2.7 million for the year ended December 31, 2006, from $2.2 million for the year ended December 31, 2005. This amount primarily represents an allocation of net loss to unitholders in our Operating Partnership.
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
Discontinued Operations — Loss from Discontinued Operations.
          Loss from discontinued operations increased $47.0 million to a loss of $80.3 million, net of minority interest, for the year ended December 31, 2006, from a loss of $33.3 million, net of minority interest, for the year ended December 31, 2005. Included in loss from discontinued operations is impairment charges of $52.5 million in the year ended December 31, 2006, $49.1 million of which occurred in the fourth quarter of 2006, versus $3.4 million included in 2005. The majority of these impairments were recorded as a result of the Company’s real estate portfolio review performed in connection with its repositioning plan.

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
Cash Flows for the Twelve Months ended December 31, 2007
          Cash flows provided by operating activities were $68.2 million for the twelve months ended December 31, 2007 compared to $26.7 million used in operating activities for the twelve months ended December 31, 2006, an increase of $94.9 million. The improvement in cash flows from operating activities reflects the culmination of the Company’s repositioning plan, announced in August 2006. Specific goals of the plan included the disposal of non-core assets and a significant reduction in the Company’s debt to total assets ratio. Over the last 18 months, the Company has disposed of 218 properties with a sales value of nearly $1.5 billion. A significant number of these properties were vacant or under-performing properties which negatively impacted cash flows from operations. However, the most significant source of net proceeds was realized from the sale of two fully occupied marquee properties which enabled the Company to achieve its overall de-leveraging objectives. A substantial portion of the remaining 131 properties classified as held for sale at December 31, 2007 have substandard occupancy and generally produce negative operating cash flows. Excluding six large assets, the remaining 125 non-core properties have occupancy of approximately 51.2%. The Company believes that selling the remaining non-core properties will eliminate a significant source of negative operating cash flows and improve overall performance.
          It is the Company’s objective to generate cash flow from operations sufficient to fund its operations, meet debt service and provide for its dividend payments. The Company was able to partially meet that objective in the twelve months ended December 31, 2007 due to rent payments received in advance and recorded as deferred revenue. Payments received in the twelve months ended December 31, 2007 include the prepayment of $40.4 million annual rent payment typically received in the first quarter of each year related to the Dana portfolio and $12.0 million of standby subtenant fees from Charles Schwab & Co., Inc. Accordingly, the Company expects cash flows from operations will decline in future periods due to the non-recurring nature of these annual payments. Additionally the standby subtenant fees received from Charles Schwab & Co., Inc. have completely terminated as of December 2007.
          Net cash provided by investing activities was approximately $146.8 million for the year ended December 31, 2007 compared to cash provided by investing activities of $1,124.2 million in the year ended December 31, 2006. Cash flows from investing activities generated during the year ended December 31, 2007 reflect the conclusion of the Company’s repositioning plan, which began in 2006, and a refocus on core business operations to improve financial and operating performance. A key component of that plan was the sale of non-core real estate assets. Consistent with this objective, investment activities in the year ended December 31, 2007 reflect an emphasis on the sale of non-core real estate assets. Included in property dispositions in 2007 were the sale of 128 properties, 16 land parcels and two sub-parcels, including Fireman’s Fund Headquarters which was sold for a purchase price of $310.2 million after transactions costs and HSBC Operations Center which was sold for proceeds of $27.3 million after transaction costs. Proceeds from sales of non-core assets and other dispositions decreased by $1,085.9 million from $1,421.6 million during the year ended December 31, 2006 to $335.7 million during the year ended December 31, 2007. Proceeds from the sale of real estate assets in the year ended December 31, 2006 include the proceeds from the sale of five 100% leased properties to Resnick Development Corp for $301.0 million, a specific transaction outside of the scope of our repositioning plan, and the sale of State Street Financial Center, the Company’s largest marquee repositioning asset, which was sold in December 2006 for $889.0 million. Conversely, cash paid for the acquisition of real estate investments decreased from $192.7 million in the twelve months ended December 31, 2006 to $78.5 million in the twelve months ended December 31, 2007. Acquisitions in the year ended December 31, 2007 reflects the purchase of 81 properties, the majority of which were comprised of properties purchased under existing formulated price contracts. Other significant investing activities include the purchase of $58.5 million of treasury securities which were acquired in connection with property defeasance transactions completed during the year ended December 31, 2007.

          Net cash used in financing activities was approximately $196.2 million for the twelve months ended December 31, 2007 compared with $1,101.8 million used in the twelve months ended December 31, 2006. A significant portion of the cash proceeds from the sale of non-core assets were used to repay borrowings in order to de-lever our balance sheet. Net mortgage and credit facility cash activity in the twelve months ended December 31, 2007 reflects the repayment of $388.4 million in borrowings. In addition to the debt repayments, the Company extinguished $186.1 million of debt which was assumed by the purchaser of Fireman’s Fund Headquarters. Net mortgage and credit facility cash activity in the twelve months ended December 31, 2006 reflects the repayment of $1,207.6 million in borrowings, including $591.3 million of debt related to the sale of State Street Financial Center, but does not include $66.1 million of debt assumed by the purchaser of five properties by Resnick Development Corp. Dividends and distributions totaled $101.4 million for the twelve months ended December 31, 2007 compared to $221.1 million for the twelve months ended December 31, 2006. This reduction in dividends and distributions primarily reflects the reduction in our dividend rate announced in August 2006. In August 2006, our quarterly dividend rate decreased from $0.27 per share. This resulted in a decrease in dividends and distributions of approximately $119.7 million. Finally, the Company repurchased $35.0 million of its shares pursuant to a repurchase plan authorized by its Board of Trustees, which approved the repurchase of up to $100.0 million common shares, during the year ended December 31, 2007.
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
          Cash used in financing activities totaled $1,101.8 million in the year ended December 31, 2006 compared to cash provided by financing activities of $619.7 million in the prior year, a decrease of $1,721.5 million. A substantial portion of the cash proceeds from the sale of non-core real estate assets were used to repay borrowings in order to reduce our debt to total assets ratio towards a target of 60-65%. As a result, cash repayments of mortgages, bridge notes and our secured acquisition credit facility increased substantially from $594.1 million in the year ended December 31, 2005 to $1,207.6 million in the current year, an increase of $613.5 million. Proceeds from borrowings decreased $780.8 million from $1,108.7 million in the year ended December 31, 2005 to $327.9 million in the current year, reflecting our shift in investment emphasis towards the sale of non-core assets. Dividends and distributions increased to $221.1 million in the year ended December 31, 2006 from $134.4 million in the year ended December 31, 2005, an increase of $86.7 million. This increase is substantially due to an $86.4 million distribution paid to our 30% minority partner, IPC US Income REIT, upon the sale of State Street Financial Center, sold in December 2006. Dividend payments increased slightly from $131.1 million in 2005 to $132.8 million in the current year primarily as a result of the issuance of 16.8 million additional shares in May 2005. In August 2006, concurrent with the announcement of our repositioning plan, we also announced a reduction in our dividend from $0.27 per share to $0.19 per share.

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
          Net cash provided by financing activities was approximately $619.7 million. Financing activities consisted primarily of proceeds from mortgage notes payable, convertible senior notes and credit facilities of approximately $1,108.7 million, which were used principally to finance properties acquired in 2005 and the Bank of America, N.A. portfolio purchased in 2004. We also received approximately $244.4 million of proceeds from our secondary offering in May 2005 and the exercise of stock options and $0.3 million of contributions from the minority interest owners of State Street Financial Center. These proceeds were partially offset by (i) dividends to shareholders and distributions to Operating Partnership unitholders of approximately $134.4 million, (ii) repayment of mortgage notes payable and payment of financing costs of approximately $594.9 million, and (iii) approximately $4.4 million of payments to redeem Operating Partnership units issued in connection with the acquisition of State Street Financial Center.
Liquidity and Capital Resources
Short-Term Liquidity Requirements
          We had an aggregate of $124.8 million of cash and cash equivalents as of December 31, 2007, of which $40.4 million was due to the early payment in December by Bank of America of the Dana Commercial Credit property portfolio rent due in January 2008 and $32.1 million will be used to fund future contractual debt service payments.
          As of December 31, 2007, we had $230.4 million of advances outstanding from our secured acquisition credit facility, an estimated $56.6 million of collateralized availability under this facility, and an additional $113.0 million of uncollateralized availability under this facility. In addition, the Company has approximately $52 million of additional properties it could add to the collateral pool of this facility, which could increase funds availability under this facility by approximately $33 million. Our ability to receive advances under this facility are contingent upon the underwriting of the properties by the facility lender. Advances are made in the aggregate principal amount of up to 80% of the lesser of either (i) the maximum amount of subsequent debt financing that can be secured by the properties that the Company acquires with borrowings under this facility or (ii) the acquisition cost of such properties. Due to the volatility in the credit markets the collateralized availability under this facility could be different than anticipated. This facility has a stated maturity date during October 2008. Under the terms of the Merger Agreement we cannot currently seek an extension of this facility, however in the event the merger is not completed, we anticipate seeking an extension of the credit facility with the current lender or structuring a new facility with another lender prior to the maturity date.

          In addition to our secured acquisition credit facility, we have a secured operating credit facility with a $40.0 million combined limit on borrowings and letter of credit outstanding. In June 2006, the facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. The facility had a stated maturity of September 28, 2007. On that date, the line was extended 30 days while the Company’s lender arranged renewal in the wake of volatility in the credit markets. Effective October 29, 2007, the line was extended another 30 days simultaneous with a $20.0 million reduction in the committed facility amount. This reduced the facility commitment amount from $60.0 million to $40.0 million after the October 29, 2007 amendment. We were able to comply with this reduced commitment amount through a reduction in availability under this facility and by posting cash in lieu of $17.5 million of existing letters of credit. Effective November 29, 2007 the facility was further amended to extend the maturity date to April 30, 2008 and to require collateralization of all outstanding letters of credit under the facility. We were able to comply with this collateralization requirement by posting $19.8 million of additional cash collateral into the escrow accounts held by the facility lender and by also pledging as additional collateral the subleases from our Harborside leasehold location. As of December 31, 2007, we had $53.6 million letters of credit outstanding under this facility, $12.0 million of which were collateralized by a pledge of subleases from our Harborside leasehold location and the remainder collateralized by cash escrow deposits of $41.9 million. There were no advances under this facility as of December 31, 2007.
          During December 2007 we terminated $6.0 million in outstanding letters of credit under our secured operating credit facility and posted an equal amount of cash collateral with another banking institution for the simultaneous re-issuance of the letters of credit. Including these letters of credit as of December 31, 2007, we had $59.6 million of total letters of credit outstanding. These letters of credit are secured by an aggregate of $47.9 million of cash collateral and a pledge of the subleases from our Harborside leasehold location.
          Prior to the April 30, 2008 maturity date of our secured operating credit facility we anticipate seeking, subject to the terms of the Merger Agreement, a long-term extension of this facility or a restructured credit facility with the existing or a new lender. Due to the volatility in the capital markets we cannot ensure we will be able to extend this facility or structure a new facility. Since the letters of credit outstanding are substantially cash collateralized, the risk to the Company is limited.
          As of January 31, 2008, we had $63.2 million of cash and cash equivalents. This decrease during the period from December 31, 2007 to January 31, 2008 primarily relates to our fourth quarter common shareholder dividend of $24.2 million paid in January 2008, the annual debt service payment on our Dana Commercial Credit property portfolio of $10.1 million, the interest payment on our senior convertible notes of $9.8 million, and acquisitions under our formulated price contracts of $7.4 million.
          As of January 31, 2008, we had executed agreements of sale related to the disposition of non-core properties with estimated proceeds of approximately $15.4 million, net of principal payments on related debt. We anticipate closing the majority of these dispositions in the first quarter of 2008. We cannot assure that we will successfully close these dispositions. If such properties are not sold or not sold in a timely manner, our liquidity position could be adversely affected.
          During July 2007 we removed 63 properties from a non-recourse loan, through a partial defeasance of the loan, collateralized by the Bank of America properties we acquired in October 2004. These properties were released in advance of their expected disposition during the remainder of 2007. As part of the partial defeasance transaction, we were required to make a payment of $56.3 million to purchase the defeasance collateral and for the payment of related transaction costs. Simultaneously with the partial defeasance transaction we posted an additional debt service reserve of $5.0 million for the loan as required by the loan servicer as a condition of their approving the partial defeasance. Subsequent to the release of properties we sold 32 of the corresponding properties as of December 31, 2007 for net sales proceeds of $29.2 million. We anticipate selling the remaining 31 properties during 2008 but we cannot ensure we will successfully close these transactions.
          Excluding acquisitions under our formulated price contracts, as of December 31, 2007, we had no pending acquisitions under contract. As of December 31, 2007, we had approximately $55.4 million in pending acquisitions under outstanding notifications and notifications we anticipate receiving under our formulated price contracts. Pursuant to our formulated price contracts, we acquire or assume leasehold interests in the surplus bank branches of financial institutions at a formulated price established by independent appraisals. We are still in due diligence periods and have not received appraisals for all the properties for which we received or anticipate receiving notice. Therefore, where possible and quantifiable, we have estimated the purchase price of the properties we anticipate acquiring, based on the appraisals we have received for similar properties. The acquisition of these properties will be principally funded with available cash, proceeds generated by property disposition and our secured acquisition credit facility.

          As of December 31, 2007, we had 9 formulated price contracts with banking institutions. Unless terminated, our formulated price contracts automatically renew on an annual basis. Since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. If we are unable to accurately forecast the number of properties that we may become obligated to purchase, or if we are unable to secure adequate debt or equity financing to fund the purchase price, we may not have sufficient capital to purchase these properties. If we cannot perform our obligations, we may become subject to liquidated or other damages or impair our relationships with these institutions. The institutions with which we have such agreements may also have the right to terminate the agreements if we breach our obligations under them. Any of these damages could significantly affect our operating results, and if these agreements are terminated, our ability to acquire additional properties and successfully execute our business plan. If we are successful in entering into similar agreements with other financial institutions, we may need a significant amount of additional capital to fund additional acquisitions under those agreements. We cannot assure you that we will be able to raise necessary capital on acceptable terms, or at all. Our inability to fund required acquisitions would adversely affect our revenues, impair our business plan and reduce cash available for distribution to shareholders.
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
Long-Term Liquidity Requirements
          Our long-term requirements generally consist of real property investments, the refinancing of existing long-term debt obligations, which may come due in the next 12 months, as well as the repayment of balances outstanding on our credit facilities. These investments and refinancing requirements may be funded utilizing capital market transactions, which may include the issuance of preferred equity, common equity and various forms of secured and unsecured long-term debt instruments. Such financings may also be funded through short-term bank loans and long-term mortgages. In addition, we actively manage our debt and capital position. We continuously review our debt portfolio, in order to identify and refinance obligations with high interest rate coupons or high debt service constants. Through these re-financings, we anticipate improved cash flow by decreasing interest payment obligations or eliminating or reducing debt amortization. We are also looking to extend the term of certain debt to balance future refinancing requirements. The current volatility in the credit markets may impact our ability to maintain desired levels of liquidity or achieve these objectives in the near term.
          Under the terms of the Merger Agreement we have agreed to limit or restrict certain aspects of our business. As such we have limited our acquisition activity. However, if the merger is not completed, we would expect to acquire additional properties in the next 12 months. We would expect to fund those acquisitions and other future commitments with any or all of the sources of capital described above. We intend to arrange for debt in accordance with our general borrowing policies, which include utilizing our credit facilities prior to securing permanent debt financing and/or obtaining short-term floating rate bridge financings to expedite the closing of such acquisitions.
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

     Our properties are encumbered by mortgages and other financing agreements aggregating approximately $2,198.2 million in outstanding principal, excluding unamortized premiums and discounts, as of December 31, 2007, with an average remaining term of 8.8 years and a weighted-average interest rate (excluding unamortized debt premium and discounts and the effects of hedging activities) of 5.61%. During the year ending December 31, 2008, we are required to pay $257.2 million in mortgage principal payments, which includes $230.4 million on our secured acquisition credit facility, and $26.8 million of contractual mortgage principal amortization. The table below summarizes the properties financed and the principal payments required as of December 31, 2007, in the following calendar years (dollars in millions):

		Balance at	Coupon
	Number of	December 31	Interest	Principal Payments and Debt Security Schedule
Property/Borrowing	Properties	2007(1)	Rate(1)	2008	2009	2010	2011	2012	Thereafter
Convertible Senior Notes(2)	—	$450.0	4.38%	$—	$—	$—	$—	$—	$450.0
Bank of America, N.A. acquired in June 2003(3)	121	371.6	5.47%	10.6	11.2	11.9	12.6	13.2	312.1
Secured credit facility(5)	197	230.4	7.06%	230.4	—	—	—	—	—
Bank of America, N.A. acquired in Oct. 2004	139	223.0	5.96%	3.3	3.6	3.8	4.0	4.2	204.1
Dana Commercial Credit	13	180.0	5.61%	—	—	—	—	—	180.0
Wachovia Bank, N.A.(4)	104	173.8	6.40%	2.8	3.1	3.3	164.6	—	—
101 Independence Center, Charlotte, NC	1	76.5	5.53%	1.3	1.3	1.4	1.5	1.6	69.4
Bank of America Plaza, St. Louis, MO	1	56.0	4.55%	2.2	53.8	—	—	—	—
Pitney Bowes-Bank of America	71	51.3	5.33%	2.0	1.7	1.6	1.7	1.8	42.5
One Citizens Plaza, Providence RI	1	43.5	5.70%	—	—	—	—	43.5	—
801 Market Street, Philadelphia, PA	1	41.3	6.17%	0.5	0.7	0.8	0.7	1.0	37.6
Three Beaver Valley, Wilmington, DE	1	40.8	5.06%	0.7	0.7	0.8	0.8	0.9	36.9
First States Investors 6000D	16	31.3	5.80%	—	—	0.2	0.4	0.4	30.3
First States Investors 6000B	16	30.0	5.80%	—	—	0.2	0.4	0.4	29.0
First States Investors 6000A	15	26.4	6.80%	—	—	—	—	—	26.4
Pitney Bowes — Wachovia	23	23.5	5.50%	1.0	1.0	1.1	1.2	1.2	18.0
First States Investors 6000A	15	22.7	6.80%	—	—	—	—	—	22.7
Sterling Bank	14	19.9	5.57%	—	—	—	—	—	19.9
10561 Telegraph Road, Glen Allen, VA	1	18.0	5.68%	—	—	—	—	0.2	17.8
6900 Westcliff Drive. Las Vegas, NV	1	16.4	5.41%	0.3	0.3	0.3	0.3	0.3	14.9
610 Old York Road, Jenkintown, PA	1	14.5	8.29%	0.2	0.2	14.1	—	—	—
177 Meeting Street, Charleston, SC	1	9.3	7.44%	0.2	0.2	0.2	8.7	—	—
1965 East Sixth Street, Cleveland, OH	1	6.2	5.31%	0.1	0.1	0.1	0.1	0.1	5.7
4 Pope Avenue, Hilton Head, SC	1	3.0	5.89%	0.1	0.1	0.1	0.2	0.2	2.3
200 Reid Street, Palatka, FL	1	3.0	5.81%	0.1	0.1	0.1	0.1	0.1	2.5
Debt between $1.0 million and $3.0 million(6)	16	27.5	5.82%	1.0	1.0	1.1	1.2	7.7	15.5
Debt less than $1.0 million	12	8.3	6.21%	0.4	0.3	0.3	0.4	4.1	2.8

	784	$2,198.2	5.61%	$257.2	$79.4	$41.4	$198.9	$80.9	$1,540.4

(1)	Excludes unamortized debt premium and discounts and hedging activity and the related effects on interest rates.

(2)	The table above identifies the contractual maturities of the convertible senior notes as July 15, 2024. The note holders have the option to require the Company to repurchase the notes from the noteholders for cash on July 15, 2009, 2015, and 2019 or upon a change of control of the Company.

(3)	Includes $71.5 million collateralized by pledged Treasury securities.

(4)	Includes $8.9 million collateralized by pledged Treasury securities.

(5)	Borrowings bear interest at LIBOR a weighted average spread as of December 31, 2007 of 1.83%.

(6)	Includes $4.5 million collateralized by pledged Treasury securities.

          Our indebtedness contains various financial and non-financial event of default covenants customarily found in financing arrangements, including debt service coverage ratio requirements and in the case of our secured operating credit facility, limitations on our total indebtedness and our total secured indebtedness. As of December 31, 2007 we were in compliance with all event of default covenants. The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of December 31, 2007, the Company was out of debt service coverage compliance under one of its mortgage note financings, although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement.
Contractual Obligations
          The following table outlines the timing of payment requirements related to our contractual obligations as of December 31, 2007 (amounts in thousands):

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total(1)
Mortgage notes payable — fixed-rate	$26,789	$120,744	$279,764	$1,090,508	$1,517,805
Convertible senior notes(2)	—	—	—	450,000	450,000
Credit facilities	230,363	—	—	—	230,363
Interest payments	114,403	203,808	247,551	375,456	941,218
Operating and capital leases	18,218	36,149	35,260	169,301	258,928
Purchase obligations and other commitments(3)	82,284	147	—	—	82,431

	$472,057	$360,848	$562,575	$2,085,265	$3,480,745

(1)	Excludes unamortized debt premium and discounts.

(2)	The table above identifies the contractual maturities of the convertible senior notes as July 15, 2024. The note holders have the option to require the Company to repurchase the notes from the noteholders for cash on July 15, 2009, 2015, and 2019, or upon a change of control of the Company.

(3)	Includes approximately $54.7 million related to notifications outstanding under our formulated price contracts. However, since our formulated price agreements require us, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable.
          As of December 31, 2007, we had $59.6 million of letters of credit outstanding. We have provided Charles Schwab & Co., Inc. with an irrevocable, standby letter of credit for $51.6 million as security for our obligation under a subtenant agreement and a sublease management and standby subtenant agreement at Harborside Plaza in Jersey City, New Jersey. This is the maximum amount of the letter of credit required during the term of our agreement and it is scheduled to decrease over the term of our obligations through September 2017. We also provided Bank of America, N.A. with an irrevocable, standby letter of credit for $6.0 million, as security for our obligations under our lease agreements related to the properties we acquired from Bank of America, N.A. in June 2003 and October 2004. The remaining letters of credit were primarily issued to secure payments under leasehold interests and issued to utility companies in lieu of a cash security deposit to establish service. In addition, the Company has $0.6 million in surety bonds outstanding as of December 31, 2007 issued to utility companies in lieu of a cash security deposit to establish service.
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
          As of December 31, 2007, our debt included fixed-rate debt, including debt secured by assets held for sale, with a carrying value of approximately $1,964.8 million and a fair value of approximately $1,796.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the debt, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $131.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $146.0 million.
          As of December 31, 2007, our debt included variable-rate mortgage notes payable with a carrying value of $230.4 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in variable interest rates with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable notes payable would increase or decrease our interest expense by approximately $1.7 million annually.
          These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assume no other changes in our capital structure.
          As the information presented above includes only those exposures that existed as of December 31, 2007, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
          Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission as of December 31, 2007. Based on that evaluation, management has concluded that, as of December 31, 2007, the Company did maintain effective internal control over financial reporting.
          KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is included herein.
(c) Change in Internal Control Over Financial Reporting
          There were no other changes in our internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
          None.

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees of
American Financial Realty Trust:
          We have audited American Financial Realty Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Financial Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
          In our opinion, American Financial Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Financial Realty Trust and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2007, and our report dated February 26, 2008, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
          The information required by Item 10 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of shareholders.

Item 11.	Executive Compensation
          The information required by Item 11 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by Item 12 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
          The information required by Item 13 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services
          The information required by Item 14 is incorporated by reference herein to the information contained in our definitive proxy statement related to our 2008 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
                  (a) The following documents are filed as part of this report under Item 8 of Part II hereof:

Page
1. Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005

2. Financial Statement Schedules
Schedule III — Real Estate Investments

3. Historical Financial Information of Lease Guarantor
Bank of America Corporation and Subsidiaries
          Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the Financial Statements.

     (b) Exhibits

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Filing Date	Exhibit	Herewith
2.1		Agreement and Plan of Merger, dated November 2, 2007, by and among Gramercy Capital Corp., GKK Capital LP, GKK Stars Acquisition LLC, GKK Stars Acquisition Corp., GKK Stars Acquisition LP, American Financial Realty Trust and First States Group, L.P.	8-K	11/8/07	2.1
3.1		Amended and Restated Declaration of Trust of the Registrant.	S-11	4/11/03	3.1
3.2		Articles of Amendment to Amended and Restated Declaration of Trust of the Registrant.	10-K	3/9/05	3.2
3.3		Bylaws of the Registrant.	S-11	6/19/03	3.2
3.4		Amended and Restated Agreement of Limited Partnership of First States Group, L.P., dated September 10, 2002.	S-11	4/11/03	3.3
3.5		Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of First States Group, L.P., dated November 2, 2007.	8-K	11/8/07	3.1
4.1		Registration Rights Agreement, dated September 4, 2002, by and among the Registrant and the Contributors listed on Schedule 1 thereto.	S-11	2/28/03	4.1
4.2		Registration Rights Agreement, dated September 10, 2002, by and among the Registrant, Nicholas S. Schorsch, Irvin G. Schorsch and Louis D. Davis, III.	S-11	2/28/03	4.3
4.3		Indenture, dated as of July 9, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	10/7/04	4.1
4.4		First Supplemental Indenture, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	10/7/04	4.2
4.5		Second Supplemental Indenture, dated as of December 29, 2004, between American Financial Realty Trust and Deutsche Bank Trust Company Americas, as trustee.	S-3	12/30/04	4.3
4.6		Form of 4.375% Convertible Senior Notes (included in Exhibit 4.6).	S-3	10/7/04	4.3
4.7		Registration Rights Agreement, dated as of July 9, 2004, among American Financial Realty Trust, Deutsche Bank Securities, Inc. and Banc of America Securities LLC.	S-3	10/7/04	4.4
4.8		Registration Rights Agreement, dated as of October 1, 2004, between American Financial Realty Trust and Deutsche Bank Securities, Inc.	S-3	10/7/04	4.5
10.1		Contribution Agreement, dated September 4, 2002, by and between the Contributors and First States Group, L.P.	S-11	4/11/03	10.1
10.2		Form of Amended and Restated Lease Agreement, dated May 23, 2003, by and among U.S. Bank National Association, Patrick E. Thebado and Bank of America, N.A.	S-11	6/4/03	10.4
10.3		Guarantee, dated May 23, 2003, by Bank of America Corporation, in favor of U.S. Bank National Association.	S-11	5/23/03	10.33
10.4		Master Lease Agreement, dated June 30, 2003, by and between First States Investors 5000A, LLC and Bank of America, N.A.	8-K	7/11/03	10.5
10.5		Loan Agreement, dated as of July 18, 2003, by and among First States Investors DB I, LLC, Deutsche Bank AG, LaSalle Bank National Association, and the other lender parties thereto.	10-K	3/26/04	10.48
10.6		Amended and Restated Loan and Security Agreement, dated as of October 1, 2003, by and between First States Investors 5000A, LLC and German American Capital Corporation.	10-K	3/26/04	10.49
10.7	†	2002 Equity Incentive Plan, as amended and restated on July 24, 2003.	14A	8/25/03
10.8		Agreement of Purchase and Sale, dated as of May 10, 2004, between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.1
10.9		First Amendment to Agreement of Sale and Purchase, dated as of September 2 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.2

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Filing Date	Exhibit	Herewith
10.10		Second Amendment to Agreement of Sale and Purchase, dated as of August 16, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.3
10.11		Third Amendment to Agreement of Sale and Purchase, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Wachovia Bank, National Association.	8-K	9/28/04	10.4
10.12		Master Agreement Regarding Leases, dated as of September 22, 2004, by and between First States Investors 3300, LLC, as Landlord, and Wachovia Bank, National Association, as Tenant.	8-K	9/28/04	10.5
10.13		Lease Guaranty, dated as of September 22, 2004, executed by Wachovia Corporation in favor of First States Investors 3300, LLC.	8-K	9/28/04	10.6
10.14		Loan Agreement, dated as of September 22, 2004, by and between First States Investors 3300, LLC and Lehman Brothers Holdings Inc.	8-K	9/28/04	10.7
10.15		Promissory Note, dated as of September 28, 2004, by First States Investors 3300, LLC, in favor of Lehman Brothers Holdings Inc., in the principal amount of $219,000,000.	8-K	9/28/04	10.8
10.16		Agreement of Sale and Purchase between Bank of America, N.A. and First States Group, L.P. dated September 27, 2004	8-K	10/1/04	10.1
10.17		Master Lease Agreement between First States Investors 5200, LLC, as Landlord, and Bank of America, N.A., as Tenant, dated October 1, 2004.	8-K	10/1/04	10.2
10.18		Guarantee, dated as of October 1, 2004, executed by Bank of America Corporation in favor of First States Investors 5200, LLC.	8-K	10/1/04	10.3
10.19		First Amendment to Loan Agreement, dated as of August 9, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.4
10.20		Second Amendment to Loan Agreement, dated as of September 30, 2004, by and among First States Investors DB I, LLC, Deutsche Bank AG and La Salle Bank National Association.	8-K	10/1/04	10.5
10.21		Amended and Restated Promissory Note, dated as of September 30, 2004, by First States Investors DB I, LLC, in favor of Deutsche Bank AG, in the principal amount of up to $400,000,000.	8-K	10/1/04	10.6
10.22		Guaranty and Indemnity, dated as of September 30, 2004, by and between First States Group, L.P. and Deutsche Bank AG.	8-K	10/1/04	10.7
10.23		Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.	10-Q	5/6/05	10.3
10.24		First Amendment, dated as of April 12, 2005, to Loan and Security Agreement, dated as of March 4, 2005, between First States Investors 5200, LLC, as Borrower, and German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc., collectively as Lender.	10-Q	5/6/05	10.4
10.25		Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.	10-Q	5/6/05	10.5
10.26		First Amendment, dated as of April 12, 2005, to Guaranty of Recourse Obligations, dated as of March 4, 2005, for the benefit of German American Capital Corporation and Bear Stearns Commercial Mortgage, Inc.	10-Q	5/6/05	10.6
10.27		Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of German American Capital Corporation, in the principal amount of $152,000,000.	10-Q	5/6/05	10.7
10.28		Promissory Note, dated as of March 4, 2005, by First States Investors 5200, LLC, in favor of Bear Stearns Commercial Mortgage, Inc., in the principal amount of $152,000,000.	10-Q	5/6/05	10.8
10.29	†	2006 Long Term Incentive Plan.	10-Q	8/9/05	10.2

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Filing Date	Exhibit	Herewith
10.30†	Employment Agreement, dated August 30, 2005, by and between Nicholas S. Schorsch and First States Group, L.P. (with respect to sections incorporated into the Separation Agreement only, which agreement is filed as Exhibit 10.31)	10-Q	11/8/05	10.1
10.31†	Separation Agreement, dated August 16, 2006, between First States Group, L.P. and Nicholas S. Schorsch, and guaranteed by the Registrant.	10-Q	11/6/06	10.1
10.32†	Employment Agreement, dated August 30, 2005, by and between Glenn Blumenthal and First States Group, L.P.	10-Q	11/8/05	10.2
10.33†	Employment Agreement, dated August 30, 2005, by and between David J. Nettina and First States Group, L.P.	10-Q	11/8/05	10.3
10.34†	Employment Agreement, dated August 30, 2005, by and between Edward J. Matey Jr. and First States Group, L.P.	10-Q	11/8/05	10.4
10.35	Third Amendment to Loan Agreement, dated as of September 30, 2005, by and among First States Investors DB I, LLC, Deutsche Bank AG and LaSalle Bank National Association	10-Q	11/8/05	10.5
10.36	Contribution Agreement, effective as of October 26, 2005, by and between the Contributors and First States Group, L.P.	10-K	3/16/06	10.54
10.37†	Non-Employee Trustee Compensation Summary Plan Description.	10-Q	5/10/06	10.1
10.38	Agreement of Purchase and Sale, dated as of November 2, 2006, between First States Investors 228, LLC and FPG DF Lincoln Street, LLC.	10-K	3/1/07	10.38
10.39†	Form of Restricted Common Shares Award Agreement (LTIP Dissolution Grant) dated April 30, 2007.	8-K	5/2/07	10.1
10.40†	Employment Agreement, dated March 2, 2007, by and between Harold W. Pote and First States Group, L.P.	10-Q	5/10/07	10.1
10.41†	Consent to Terminate LTIP Target Units and Amend Employment Agreement of Glenn Blumenthal dated April 30, 2007.	10-Q	8/9/07	10.1
10.42†	Consent to Terminate LTIP Target Units and Amend Employment Agreement of David J. Nettina dated April 30, 2007.	10-Q	8/9/07	10.2
10.43†	Consent to Terminate LTIP Target Units and Amend Employment Agreement of Edward J. Matey Jr. dated April 30, 2007.	10-Q	8/9/07	10.3
10.44†	2007 Annual Incentive Plan	10-Q	11/9/07	10.3
10.45†	2007 Multi-Year Equity Incentive Plan	10-Q	11/9/07	10.4
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of KPMG LLP (independent auditors of the Registrant).				X
31.1	Certificate of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certificate of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certificate of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X
32.2*	Certificate of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN FINANCIAL REALTY TRUST

/s/ DAVID J. NETTINA David J. Nettina
President and Chief Financial Officer
Date: February 26, 2008
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. NETTINA	President and Chief Financial Officer	February 26, 2008
David J. Nettina	(Principal Executive Officer and Principal Financial Officer)

/s/ CHRISTOPHER J. BARONE	Vice President and Chief Accounting Officer	February 26, 2008
Christopher J. Barone	(Principal Accounting Officer)

/s/ LEWIS S. RANIERI	Chairman of the Board of Trustees	February 26, 2008
Lewis S. Ranieri

/s/ RICHARD J. BERRY	Trustee	February 26, 2008
Richard J. Berry

/s/ JOHN R. BIGGAR	Trustee	February 26, 2008
John R. Biggar

/s/ RAYMOND GAREA	Trustee	February 26, 2008
Raymond Garea

/s/ JOHN P. HOLLIHAN III	Trustee	February 26, 2008
John P. Hollihan III

/s/ RICHARD A. KRAEMER	Trustee	February 26, 2008
Richard A. Kraemer

/s/ ALAN E. MASTER	Trustee	February 26, 2008
Alan E. Master

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees of
American Financial Realty Trust:
          We have audited the accompanying consolidated balance sheets of American Financial Realty Trust and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Financial Realty Trust and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Financial Realty Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2008

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and December 31, 2006
(In thousands, except share and per share data)

	December 31,	December 31,
	2007	2006
Assets:
Real estate investments, at cost:
Land	$312,232	$333,716
Land held for development	10,528	14,632
Buildings and improvements	1,844,805	1,947,977
Equipment and fixtures	264,539	283,704
Leasehold interests	18,930	16,039
Investment in joint venture	16,331	21,903

Total real estate investments, at cost	2,467,365	2,617,971
Less accumulated depreciation	(358,833)	(297,371)

Total real estate investments, net	2,108,532	2,320,600
Cash and cash equivalents	124,848	106,006
Restricted cash	125,786	76,448
Marketable investments and accrued interest	2,675	3,457
Pledged treasury securities, net	88,658	32,391
Tenant and other receivables, net of allowance	67,499	62,946
Prepaid expenses and other assets	20,926	32,191
Assets held for sale	359,294	594,781
Intangible assets, net of accumulated amortization of $84,357 and $70,044	271,294	314,753
Deferred costs, net of accumulated amortization of $28,519 and $20,070	61,866	62,591

Total assets	$3,231,378	$3,606,164

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$1,436,248	$1,557,313
Credit facilities	195,363	212,609
Convertible notes, net	446,551	446,343
Accounts payable	2,453	7,246
Accrued interest expense	15,593	15,601
Accrued expenses and other liabilities	45,052	58,940
Dividends and distributions payable	25,021	25,328
Below-market lease liabilities, net of accumulated amortization of $11,994 and $10,874	43,660	57,173
Deferred revenue	264,738	179,456
Liabilities related to assets held for sale	142,902	247,798

Total liabilities	2,617,581	2,807,807
Minority interest	7,380	12,393
Shareholders’ equity:
Preferred shares, 100,000,000 shares authorized at $0.001 per share, no shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common shares, 500,000,000 shares authorized at $0.001 per share, 132,147,856 issued and 128,510,395 outstanding at December 31, 2007 and 130,966,141 issued and outstanding at December 31, 2006	132	131
Capital contributed in excess of par	1,395,858	1,389,827
Accumulated deficit	(747,504)	(599,596)
Common shares held in treasury at cost, 3,637,461 shares at December 31, 2007	(34,990)	—
Accumulated other comprehensive loss	(7,079)	(4,398)

Total shareholders’ equity	606,417	785,964

Total liabilities and shareholders’ equity	$3,231,378	$3,606,164

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
Revenues:
Rental income	$239,114	$226,917	$198,752
Operating expense reimbursements	133,786	161,857	150,436

Total revenues	372,900	388,774	349,188
Expenses:
Property operating expenses:
Ground rents and leasehold obligations	14,266	14,218	12,938
Real estate taxes	39,885	39,398	32,639
Utilities	39,496	51,756	45,609
Property and leasehold impairments	1,880	10,416	144
Other property operating expenses	85,776	97,813	84,893
Direct billable expenses	6,973	6,014	3,710

Total property operating expenses	188,276	219,615	179,933
Marketing, general and administrative	19,483	25,110	25,364
Amortization of deferred equity compensation	4,471	8,687	10,411
Repositioning	—	9,065	—
Merger costs	399	—	—
Severance and related accelerated amortization of deferred compensation	5,000	21,917	4,503
Interest expense on mortgages and other debt	128,423	132,459	111,399
Depreciation and amortization	119,556	113,100	104,590

Total expenses	465,608	529,953	436,200

Interest and other income	11,728	6,315	3,839

Loss before net gain on sale of land, equity in loss from joint venture, net loss on investments, minority interest and discontinued operations	(80,980)	(134,864)	(83,173)
Gain on sale of land	782	2,043	1,596
Equity in loss from joint venture	(2,878)	(1,397)	—
Net loss on investments	—	—	(530)

Loss from continuing operations before minority interest	(83,076)	(134,218)	(82,107)
Minority interest	1,174	2,731	2,175

Loss from continuing operations	(81,902)	(131,487)	(79,932)
Discontinued operations:
Loss from operations before yield maintenance fees, net of minority interest of $529, $1,805 and $2,871 for the years ended December 31, 2007, 2006 and 2005, respectively	(42,741)	(80,258)	(33,310)
Yield maintenance fees and gains on extinguishment of debt, net of minority interest of $(84), $15,564 and $16 for the years ended December 31, 2007, 2006 and 2005, respectively	5,870	(46,409)	(567)
Net gains on disposals, net of minority interest of $905, $74,046 and $562 for the years ended December 31, 2007, 2006 and 2005 respectively	69,262	237,556	20,194

Income (loss) from discontinued operations	32,391	110,889	(13,683)

Net loss	$(49,511)	$(20,598)	$(93,615)

Basic and diluted income (loss) per share:
From continuing operations	$(0.65)	$(1.03)	$(0.67)
From discontinued operations	0.26	0.86	(0.11)

Total basic and diluted loss per share	$(0.39)	$(0.17)	$(0.78)

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share and per share data)

			Capital			Accumulated
	Shares of	Common	Contributed			Other
	Beneficial	Shares	in Excess of	Treasury	Accumulated	Comprehensive
	Interest	at Par	par	Stock	Deficit	Income (Loss)	Total
Balance, December 31, 2004	111,001,935	$111	$1,113,516	$—	$(229,380)	$(14,288)	$869,959
Net loss	—	—	—	—	(93,615)	—	(93,615)
Other comprehensive income (loss):
Reclassification adjustment for net losses incurred on hedges reclassified into operations	—	—	—	—	—	3,303	3,303
Realized gain on derivatives	—	—	—	—	—	4,771	4,771
Unrealized loss on available for sale securities	—	—	—	—	—	(126)	(126)
Minority interest allocation	—	—	—	—	—	(281)	(281)

Total comprehensive loss	—	—	—	—	—	—	(85,948)

Issuance of common shares, net of expenses	16,767,385	16	242,825	—	—	—	242,841
Exercised options of common shares	186,524	1	1,862	—	—	—	1,863
Conversion of Operating Partnership units into common shares	185,755	—	6	—	—	—	6
Dividends declared at $1.08 per share	—	—	—	—	(134,318)	—	(134,318)
Issuance of restricted shares	570,582	1	(1)	—	—	—	—
Amortization of deferred equity compensation	—	—	13,440	—	—	—	13,440

Balance, December 31, 2005	128,712,181	129	1,371,648	—	(457,313)	(6,621)	907,843
Cumulative effect of adopting SAB No. 108	—	—	—	—	(2,101)	—	(2,101)
Net loss	—	—	—	—	(20,598)	—	(20,598)
Other comprehensive income (loss):
Reclassification adjustment for net losses incurred on hedges reclassified into operations	—	—	—	—	—	2,331	2,331
Minority interest allocation	—	—	—	—	—	(108)	(108)

Total comprehensive loss	—	—	—	—	—	—	(20,476)

Exercised options of common shares	118,515	—	1,185	—	—	—	1,185
Conversion of Operating Partnership units into common shares	1,142,742	2	3,690	—	—	—	3,692
Dividends declared at $0.92 per share	—	—	—	—	(119,584)		(119,584)
Issuance of restricted shares	992,703	—	273	—	—	—	273
Amortization of deferred equity compensation	—	—	13,031	—	—	—	13,031

Balance, December 31, 2006	130,966,141	131	1,389,827	—	(599,596)	(4,398)	785,964
Net loss	—	—	—	—	(49,511)	—	(49,511)
Other comprehensive income (loss):
Reclassification adjustment for net losses incurred on hedges reclassified into operations	—	—	—	—	—	(2,705)	(2,705)
Minority interest allocation	—	—	—	—	—	24	24

Total comprehensive loss	—	—	—	—	—	—	(52,192)

Purchase of Treasury Stock	—	—	—	(34,990)	—	—	(34,990)
Conversion of Operating Partnership units into common shares	517,106	—	1,333	—	—	—	1,333
Dividends declared at $0.76 per share	—	—	—	—	(98,397)		(98,397)
Issuance of restricted shares	664,609	1	227	—	—	—	228
Amortization of deferred equity compensation	—	—	4,471	—	—	—	4,471

Balance, December 31, 2007	132,147,856	$132	$1,395,858	$(34,990)	$(747,504)	$(7,079)	$606,417

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(49,511)	$(20,598)	$(93,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	108,047	137,420	138,990
Minority interest	(714)	53,946	(4,500)
Amortization of leasehold interests and intangible assets, net	24,748	36,351	38,887
Amortization of acquired leases to rental income	1,533	1,160	(120)
Amortization of deferred financing costs	6,872	13,708	12,656
Amortization of deferred compensation	4,471	13,031	13,440
Amortization of discount on pledged treasury securities	(2,385)	(359)	—
Non-cash compensation charge	228	273	262
Straight line rent adjustment	22,639	19,316	23,713
Impairment charges	36,870	65,116	3,581
Equity in loss from unconsolidated joint venture	2,878	1,397	—
Net gain on sales of properties and lease terminations	(73,925)	(315,077)	(23,006)
Gain on extinguishment of debt	(8,252)	—	—
Net loss on sales of investments	—	—	530
Payments received from tenants for lease terminations	4,949	1,947	440
Payment of capitalized leasing costs	(7,978)	(18,154)	(8,404)
Decrease (increase) in operating assets:
Restricted cash	(41,043)	(3,792)	(17,646)
Tenant and other receivables, net	(2,311)	(12,768)	(8,663)
Prepaid expenses and other assets	9,543	(2,777)	(81)
Increase (decrease) in operating liabilities:
Accounts payable	(6,429)	4,447	(709)
Accrued expenses and other liabilities	(23,980)	(3,034)	(10,469)
Deferred revenue and tenant security deposits	61,988	1,758	15,351

Net cash provided by (used in) operating activities	68,238	(26,689)	80,637

Cash flows from investing activities:
Payments for acquisitions of real estate investments, net of cash acquired	(78,484)	(192,669)	(806,951)
Capital expenditures and leasehold costs	(50,893)	(50,043)	(41,559)
Proceeds from sales of real estate and non-real estate assets	335,740	1,421,613	125,583
(Increase) decrease in restricted cash	(8,965)	590	1,601
Investment in joint venture	—	(23,300)	—
Distribution received from joint venture	2,887	—	—
Sales and maturities of investments	4,999	1,116	21,240
Purchases of investments	(58,526)	(33,082)	(659)

Net cash provided by (used in) investing activities	146,758	1,124,225	(700,745)

Cash flows from financing activities:
Repayments of mortgages, bridge notes payable and credit facilities	(388,418)	(1,207,580)	(594,063)
Proceeds from mortgages, bridge notes payable and credit facilities	332,923	327,878	1,108,652
Payment to acquire treasury stock	(34,990)	—	—
Payments for deferred financing costs, net	(4,237)	(2,118)	(838)
Proceeds from common share issuances, net	—	1,185	244,442
Redemption of Operating Partnership units	—	—	(4,405)
Contributions by limited partners	—	—	353
Dividends and distributions	(101,432)	(221,140)	(134,395)

Net cash (used in) provided by financing activities	(196,154)	(1,101,775)	619,746

Increase (decrease) in cash and cash equivalents	18,842	(4,239)	(362)
Cash and cash equivalents, beginning of year	106,006	110,245	110,607

Cash and cash equivalents, end of year	$124,848	$106,006	$110,245

Supplemental cash flow and non-cash information:
Cash paid for interest	$134,116	$248,170	$166,533

Cash paid for income taxes	$—	$687	$24

Debt assumed in real estate acquisitions	$—	$—	$78,645

Debt assumed by purchaser in sale of real estate	$186,106	$66,121	$—

Non-cash acquisition costs	$—	$—	$2,367

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005
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
          The Company’s interest in its properties is held through its operating partnership, First States Group, L.P. (the Operating Partnership). The Company is the sole general partner of the Operating Partnership and held a 98.6% interest in the Operating Partnership as of December 31, 2007. There were 1,823,928 Operating Partnership units outstanding as of December 31, 2007.
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

	Year Ended
	December 31,
	2007	2006	2005
Bank of America, N.A.	36%	29%	32%
State Street Corporation	—%	18%	19%
Wachovia Bank, N.A.	15%	12%	15%
          No other tenant represented more than 10% of rental income for the periods presented.
          On November 2, 2007, the Company entered into an agreement to be acquired by Gramercy Capital Corp. At the effective time of the merger, each of the issued and outstanding common shares of beneficial interest of the Company will be converted into the right to receive $5.50 in cash and 0.12096 of a share of common stock of Gramercy.
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

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     (i) Marketable Investments and Accrued Interest
          Marketable investments consist of shares in an institutional mutual fund that invests in short-term money market instruments. The Company has classified these investments as available-for-sale and recorded them at fair value. These short-term investments had a cost basis of $2,353, of which $233 are related to assets held for sale, and $3,005 as of December 31, 2007 and 2006, respectively, and were pledged as collateral for obligations related to leases and leasehold interest liabilities. Additionally, the Company has accrued interest income on these investments of $555 and $452 as of December 31, 2007 and 2006, respectively.
          In the year ended December 31, 2005, the Company liquidated a prior investment in another institutional mutual fund that invested primarily in mortgage-backed securities, realizing a loss of $530.
          The following table provides information regarding the sale of marketable investments:

	Year Ended December 31,
	2007	2006	2005
Gross proceeds from sales	$858	$451	$21,240
Gross realized losses	—	—	$530

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (j) Pledged treasury securities
          The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. These securities are carried at amortized cost because the Company has both positive intent and the ability to hold the securities to maturity. These securities have a fair value of $93,584 and $32,811 at December 31, 2007 and 2006, respectively, and unrealized gains of $4,926 and $420 at December 31, 2007 and 2006, respectively, and have maturities that extend through November 2013.
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
          Tenant and other receivables are recorded net of the allowances for doubtful accounts. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectibility by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of a receivable is in doubt, the Company increases the allowance for uncollectible accounts or records a direct write-off of the receivable in the consolidated statements of operations.
          During the fourth quarter of 2005, the Company discovered that rental income related to one master lease agreement was being straightlined for a period six months longer than the actual lease term. The Company has evaluated, on both the qualitative and quantitative basis, the impact of this adjustment and concluded that it is not significant to the financial statements for the interim periods during and for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, the Company recorded $922 of additional rental income to adjust deferred straightline rent to the proper balance.
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

          AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Intangible assets and acquired lease obligations consist of the following:

	December 31,
	2007	2006
Intangible assets:
In-place leases, net of accumulated amortization of $59,222 and $51,260	$163,760	$221,452
Customer relationships, net of accumulated amortization of $21,539 and $17,565	137,364	154,375
Above-market leases, net of accumulated amortization of $16,379 and $13,198	9,931	14,826
Goodwill	700	700
Amounts related to assets held for sale, net of accumulated amortization of $12,783 and $11,979	(40,461)	(76,600)

Total intangible assets	$271,294	$314,753

Intangible liabilities:
Below-market leases, net of accumulated amortization of $14,388 and $13,475	$54,640	$63,586
Amounts related to liabilities held for sale, net of accumulated amortization of $2,394 and $2,601	(10,980)	(6,413)

Total intangible liabilities	$43,660	$57,173

          The following table provides the weighted-average amortization period as of December 31, 2007 for intangible assets and liabilities and the projected amortization expense for the next five years:

	Weighted-
	Average
	Amortization
	Period	2008	2009	2010	2011	2012
In-place leases	15.5	$15,734	$15,023	$13,445	$12,533	$11,345
Customer relationships	35.3	4,917	4,874	4,840	4,771	4,144

Total to be included in depreciation and amortization expense		$20,651	$19,897	$18,285	$17,304	$15,489

Above-market lease assets	7.1	$(3,488)	$(2,648)	$(2,054)	$(751)	$(288)
Below-market lease liabilities	30.0	2,467	2,335	2,007	1,716	1,726

Total to be included in (deducted from) rental revenue		$(1,021)	$(313)	$(47)	$965	$1,438

          During the year ended December 31, 2005, the Company discovered that certain depreciable assets, primarily intangible assets, were being amortized over the improper useful lives within two real estate portfolios. The Company has evaluated, on both the qualitative and quantitative basis, the impact of this adjustment and concluded that it is not significant to the financial statements for the interim periods during and for the year ended December 31, 2005. During the year ended December 31, 2005, the Company recorded $865 of additional amortization expense to adjust accumulated amortization to the proper balances.
      (n) Deferred Costs
          The Company has deferred certain expenditures related to the leasing and financing of certain properties. Direct costs of leasing, including internally capitalized payroll costs associated with leasing activities, are deferred and amortized over the terms of the underlying leases. Subsequent to 2005, direct costs of financings are deferred and amortized over the terms of the underlying financing agreements using an effective interest methodology. Prior to 2005, the Company amortized deferred financing costs to interest expense on a straightline basis. The Company has evaluated, on both the qualitative and quantitative basis, the impact of this adjustment and concluded that it is not significant to the financial statements for the interim periods during and for the year ended December 31, 2005. During the year ended December 31, 2005, the Company recorded $508 of additional interest expense to adjust net deferred costs to the proper balances.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (o) Leasehold Interests
          Leasehold interest assets and liabilities are recorded based on the difference between the fair value of management’s estimate of the net present value of cash flows expected to be paid and earned from the subleases over the non-cancelable lease terms and any payments received in consideration for assuming the leasehold interests. Factors used in determining the net present value of cash flows include contractual rental amounts, costs of tenant improvements, costs of capital expenditures and amounts due under the corresponding operating lease assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straightline basis over the remaining lease term.
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
          Under cash flow hedges, derivative gains and losses not considered highly effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the consolidated statements of operations. For hedge transactions that do not qualify for the short-cut method, at the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. Cash flow hedges that are considered highly effective are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within shareholders’ equity. Amounts are reclassified from other comprehensive income to the statements of operations in the period or periods the hedged forecasted transaction affects earnings. At December 31, 2007 and 2006, there were no open derivative positions.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      (u) Rent Expense
          Rent expense is recognized on a straightline basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets include an accrual for rental expense recognized in excess of amounts currently due. For the years ended December 31, 2007, 2006 and 2005 rent expense related to leasehold interests, which is included in property operating expenses, and rent expense related to office rentals, which is included in marketing, general and administrative expense, totaled $15,244, $16,201 and $14,947, respectively.

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
          The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and at December 31, 2007, we had no unrecognized tax benefits. As a result we have no accrued interest or penalties related to uncertain tax positions.
          The statute of limitations for federal tax returns filed by the company and its subsidiaries through 2003 is closed. The expiration of the statute of limitations related to various state and local income tax returns that the company and subsidiaries file varies by jurisdiction. No federal or state and local income tax returns are currently under examination.
          The Company has a wholly-owned taxable REIT subsidiary as defined under the Internal Revenue Code. The asset and liability approach is used by the taxable REIT subsidiary to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established to reduce net deferred tax assets to the amount for which recovery is more likely than not. During the years ended December 31, 2007 and 2006, no tax benefit or provision was recorded. During the year ended December 31, 2005, the Company recorded current and deferred income tax benefits of $505 and $622, respectively.
          As of December 31, 2007, the Company has a current tax receivable of $48 recorded on the consolidated balance sheet related to the refund of taxes paid in current and prior years. As of December 31, 2006, the Company fully reserved the deferred tax asset of $622 and $77 of the receivable recorded as of December 31, 2005 as it was no longer more likely than not that these future benefits will be realized. The remaining $428 current tax receivable recorded as of December 31, 2005 was realized during 2006. As of December 31, 2006, the Company had a current tax receivable of $1,724 recorded on the consolidated balance sheet related to the refund of taxes paid in the current and prior years.
          As of December 31, 2005, the taxable REIT subsidiary recorded a deferred tax asset of $622 related to expenses, which are deductible for tax purposes in future periods. No valuation was recorded at that time as the Company believed it was more likely than not that the future benefit associated with this deferred tax asset would be realized as of December 31, 2005. The Company also recorded a current tax receivable of $505 related to a refund of taxes paid in prior years.
          The tax basis of real estate assets, including assets held for sale, exceeded the net book basis of real estate assets, including assets held for sale, by approximately $71,511 at December 31, 2007. The tax basis of real estate assets, including assets held for sale, exceeded net book basis of real estate assets, including assets held for sale, by approximately $26,357 at December 31, 2006.
          For the year ended December 31, 2007, 11.5% of the Company’s dividends were characterized as ordinary income, 46.8% were classified as capital gains, and 41.7% were characterized as a return of capital. For the year ended December 31, 2006, 100% of the Company’s dividends were characterized as capital gains. For the year ended December 31, 2005, 5.9% of the Company’s dividends were characterized as ordinary income, 2.2% were classified as capital gains, and 91.9% were characterized as a return of capital.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (w) Stock Based Compensation
          Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS No. 123R). Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, the Company did not recognize compensation expense in the statement of operations for options granted for the periods prior to the adoption of SFAS 123R. As required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company provided certain pro forma disclosures for stock-based compensation as if the fair-value-based approach of SFAS No. 123 had been applied. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated the financial results for prior periods. Under this transition method, the Company has applied the provisions of SFAS No. 123R to new options granted or cancelled after December 31, 2005. Additionally, the Company has recognized compensation cost for the portion of options for which the requisite service has not been rendered (unvested) that were outstanding as of December 31, 2005, on a straight-line basis over the remaining service period adjusted for estimated forfeitures. The compensation cost the Company records for these options is based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.
           Amortization of deferred equity compensation was $4,471, $13,031 and $13,440 for the years ended December 31, 2007, 2006 and 2005, respectively.
          The following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all share-based employee compensation and recognized compensation costs in its financial statements during the year ended December 31, 2005:

Year Ended
December 31,
2005
Net loss	$(93,615)
Add: Total share-based employee compensation expense included in net loss	13,440
Deduct: Total share-based employee compensation expense determined under fair value based methods for all awards	(14,966)

Pro forma net loss	$(95,141)

Basic and diluted loss per share — as reported	$(0.78)

Basic and diluted loss per share — pro forma	$(0.79)

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
          The following table reconciles the beginning and ending carrying amounts of the Company’s asset retirement obligations:

	2007	2006
Asset retirement obligations, beginning of year	$3,203	$2,565
Property acquisitions	—	635
Property dispositions	(272)	(213)
Accretion expense	228	216

Asset retirement obligations, end of year	$3,159	$3,203

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (y) Treasury Stock
          The Company records shares of common stock repurchased at cost as treasury stock, resulting in a reduction of shareholders’ equity in the Consolidated Balance Sheets.
      (z) Application of SAB No. 108
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
      (aa) Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statements 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. Although the Company will continue to evaluate the application of SFAS 159, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.
          In December 2007, the FASB issued Statement No. 141 R, Business Combinations (a revision of Statement No. 141). This Statement applies to all transactions or other events in which an entity obtains control of one or more business, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. Additionally, FASB No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the consolidated financial statements of the Company.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In December 2007, the FASB issued Statement No. 160, Non-controlling Interest on Consolidated Financial Statements — an amendment of ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amount attributable to both the parent and the non-controlling interest. This Statement is effective for interim period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the consolidated financial statements of the Company.
(3) Acquisitions and Dispositions
          The Company acquired 75 and 156 properties and leasehold interests during the years ended December 31, 2007 and 2006, respectively. In addition, the Company purchased 6 and 11 parcels of land designated as land held for development during the years ended December 31, 2007 and 2006, respectively. The following table presents the allocation of the net assets acquired and liabilities assumed during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Real estate investments, at cost:
Land	$10,899	$27,099
Land held for development	5,451	4,451
Buildings	53,041	130,299
Equipment and fixtures	8,719	21,344
Initial tenant improvements	125	3,715
Leasehold interests, net	(1,571)	(578)

	76,664	186,330
Intangibles and other assets:
In-place leases	1,503	8,561
Above-market lease assets	—	518
Below-market lease liabilities	—	(796)
Other assets	—	75

	1,503	8,358

Total assets	78,167	194,688
Other liabilities assumed	—	(1,899)

Cash paid	$78,167	$192,789

AMERICAN FINANCIAL REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table presents information regarding property and leasehold interests acquired during the years ended December 31, 2007 and 2006:

		Number of
Property/Seller	Date	Buildings(1)	Purchase Price(2)
Heritage Oaks	June 2007	4	$13,314
Home Federal Bancorp	Sept 2007	4	3,720
Bank of America Formulated Price Contracts	Various	5	5,397
Wachovia Bank Formulated Price Contracts	Various	62	55,736	(3)

Total 2007		75	$78,167

Washington Mutual Bank	Feb. 2006	1	$1,738
National City	March 2006	16	35,241
Hinsdale	March 2006	1	5,383
Dripping Springs — Franklin Bank	April 2006	1	3,039
Meadowmont — Wachovia Securities	June 2006	2	3,443
Western Sierra	June 2006	8	14,136
Regions repurchase	July 2006	3	1,900
Amsouth Bank Formulated Price Contracts	August 2006	7	3,512
First Charter Bank	August 2006	1	635
Sterling Bank	Dec. 2006	16	28,806
Bank of America Formulated Price Contracts	Various	20	5,136
Wachovia Bank Formulated Price Contracts	Various	80	91,719	(3)

Total 2006		156	$194,688

(1)	Includes the assumption of leasehold interests and parking facilities.

(2)	Includes all acquisition costs and the value of acquired intangible assets and leasehold interests assumed. Excludes non-real estate assets acquired.

(3)	Includes amount paid for land parcels.
          The following table presents information regarding other property dispositions including land parcels and leasehold interests, completed during the years ended December 31, 2007, 2006 and 2005:

	Number of	Sale
	Buildings and	Proceeds,
	Land Parcels(1)	Net	Gain(2)
Total 2007	150	$335,424	$70,044
Total 2006	154	$1,421,501	$239,599
Total 2005	143	$124,643	$21,790

(1)	Includes the sale of 16 parcels of land, two sub-parcels, and four leasehold interest terminations during the year ended December 31, 2007, the sale of 15 land parcels and 11 leasehold interest terminations during the year ended December 31, 2006, and the sale of five parcels of land and eight leasehold interest terminations during the year ended December 31, 2005.

(2)	Net of minority interest.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Indebtedness
          The Company had several types of financings in place as of December 31, 2007 and 2006, which include mortgage notes payable, a secured acquisition credit facility, convertible senior notes, and a secured operating credit facility. The weighted average effective interest rate on these borrowings was 6.0%, 6.2% and 5.8% for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of these borrowings, calculated by comparing the outstanding debt to debt with similar terms at current interest rates, was $2,026,803 and $2,380,245 as of December 31, 2007 and 2006, respectively, compared to book values of $2,195,198 and $2,437,533.
          The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of December 31, 2007, the Company was out of debt service coverage compliance under one of its mortgage note financings; although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement.
          The Company’s secured acquisition credit facility permits the lender to require partial repayment of a property advance if such advance remains outstanding for more than 12 months, and full repayment if such advance remains outstanding for more than 18 months. In addition, the facility agreement permits the lender to require mandatory repayments to the extent necessary to reduce outstanding facility advances to current market levels following adverse changes in commercial loan underwriting conditions. No such payments were required during this period.
          The Company’s secured operating credit facility contains customary financial covenants, including a minimum debt service coverage ratio for the Company of 1.2 to 1.0. This facility also includes maximum levels of i) indebtedness as a percentage of the Company’s total assets of 70%, ii) secured recourse debt as a percentage of the Company’s total assets of 5%, iii) investment in any non-wholly owned entity as a percentage of the Company’s total assets of 20% and iv) investment in any mortgages, notes, accounts receivable, or notes receivable as a percentage of the Company’s total assets of 15%.
          The Company’s secured and operating credit facilities contain various financial and non-financial covenants that are customarily found in these types of facilities. As of December 31, 2007, no event of default conditions existed under any of the Company’s financings.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (a) Mortgage Notes Payable
          The following is a summary of mortgage notes payable as of December 31, 2007 and 2006:

	Encumbered
	Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	587	$1,517,804	(1)	4.5% to 8.3%	July 2009 to Sept. 2023
Variable-rate mortgages	—	—

Total mortgage notes payable	587	1,517,804

Unamortized debt premiums and discounts		480
Mortgage notes payable related to assets held for sale	4	(82,036	)(2)

Balance, December 31, 2007		$1,436,248

Fixed-rate mortgages	644	$1,755,858	(3)	4.5% to 8.8%	Oct. 2007 to Dec. 2023
Variable-rate mortgages	9	21,301		6.8% to 7.4%	Jan. 2007 to Nov. 2023

Total mortgage notes payable	653	1,777,159

Unamortized debt premiums and discounts		1,422
Mortgage notes payable related to assets held for sale	4	(221,268)

Balance, December 31, 2006		$1,557,313

(1)	Includes $84,933 of debt that is collateralized by $88,658 of pledged Treasury securities, net of discounts and premiums and $4,548 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of December 31, 2007.

(2)	Includes $4,548 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of December 31, 2007.

(3)	Includes $31,344 of debt that is collateralized by $32,391 of pledged Treasury securities, net of discounts and premiums and $4,616 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of December 31, 2006.
          Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.
          From June 2006 through December 2007, the Company completed in-substance defeasances on a total of $86,261 of debt secured by properties that were part of our Bank of America portfolio acquired in 2003, Bank of America portfolio acquired in 2002, Wachovia portfolio acquired in 2003, and Formation portfolio. The Company defeased these properties in order to unencumber them prior to their disposal or as a result of a lease termination. In connection with these defeasances, Treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the respective loan agreements were purchased. The cash flow from these securities has interest and maturities that coincide with the scheduled debt service payments of the mortgage notes and ultimate payment of principal. The Treasury securities were then substituted for the properties that originally served as collateral for the loan. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments when due. The indebtedness remains on the consolidated balance sheet as it was not an extinguishment of the debt and the securities are recorded as pledged Treasury securities, net of unamortized discount, on the consolidated balance sheet.
          In July and December 2007 we completed two legal defeasance transactions related to the pending sales of properties under our Bank of America portfolio acquired in October of 2004 and our Wachovia portfolio acquired in September of 2004, respectively. We defeased these properties in order to unencumber them from their debt of $52,263 and $3,708, respectively, prior to their disposal. In April and December 2006 we completed two legal defeasance transactions related to the sale of our 123 S. Broad St. Unit I Condominium and the State Street Financial Center, respectively. We defeased these properties in order to unencumber them from their debt of $34,971 and $489,961, respectively, prior to their disposal. As a result of these transactions, the Company was legally released from its obligations under the notes. Accordingly, the Company accounted for these transactions as a sale of real estate assets and extinguishment of the related debt in accordance with the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Principal payments due on the mortgage notes payable as of December 31, 2007 are as follows:

2008	$26,789
2009	79,366
2010	41,377
2011	198,891
2012	80,873
2013 and thereafter	1,090,508

Total	$1,517,804

     (b) Secured Acquisition Credit Facility
          The Company entered into a $300,000 secured acquisition credit facility in July 2003. During the year ended December 31, 2004, the Company negotiated a temporary increase in the maximum amount available under this facility from $300,000 to $400,000, which expired in March 31, 2005, to accommodate the acquisition of the Bank of America, N.A. portfolio purchased in October 2004. In September 2005, the Company executed a renewal of this credit facility, expanding the maximum available under the facility to $400,000, extending the term to October 2008 and paid a related financing fee of $3,740.
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
          As of December 31, 2007, the Company had $230,363 of advances outstanding under this facility, including $35,000 included in Liabilities Related to Assets Held for Sale, secured by 197 properties. The $35,000 advance has an interest rate of LIBOR plus 2.25% (7.49% at December 31, 2007) and the remainder of the advances, $195,363, have an interest rate of LIBOR plus 1.75% (6.99% at December 31, 2007.) As of December 31, 2006, the Company had $212,609 of advances outstanding under this facility, secured by 270 properties, with an interest rate of LIBOR plus 1.75% (7.10% at December 31, 2006.)
     (c) Convertible Senior Notes
          During the year ended December 31, 2004, the Company completed, through a private offering, the issuance of $450,000 of convertible senior notes and received proceeds of $434,030, net of discount and financing costs. The convertible senior notes are senior unsecured obligations, mature on July 9, 2024 and bear interest at a rate of 4.375%.
          The Company cannot redeem the convertible notes before July 20, 2009. All or a portion of the notes can be redeemed by the Company at any time after July 20, 2009 at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest through the date of redemption. The note holders may require the Company to repurchase all or a portion of their respective notes on July 15, 2009, 2014 and 2019 for a repurchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, payable in cash. The note holders are entitled to convert the notes into common shares prior to their maturity date if, among other circumstances, the closing sale price of the Company’s common shares for at least 20 trading days in a period of 30 consecutive trading days (ending on the last day of the fiscal quarter preceding the quarter in which the conversion occurs) is more than 120% of the applicable conversion price on the 30th trading day. As of the initial closing of the offering of the notes on July 9, 2004, the initial conversion price per share was $17.84, which is subject to adjustment upon certain events, including, but not limited to, the issuance to all holders of common shares of (i) additional common shares as a dividend, (ii) certain rights, warrants or options entitling them to subscribe for, or purchase common shares, or (iii) cash dividends or cash distributions exceeding $0.25 per quarter. As a result of the Company declaring dividends exceeding $0.25, the conversion price per share was adjusted immediately after each record date. At both December 31, 2007 and 2006, the conversion price per share was $17.65. On December 20, 2007, the Company declared a dividend of $0.19, which did not trigger an adjustment to the conversion price per share.

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
     (d) Secured Operating Credit Facility
          The Company maintains a secured operating credit facility for general corporate purposes, established in September 2004. The initial facility commitment in September 2004 was $60,000 and this commitment was subsequently reduced to $40,000 during November 2007. This facility bears interest at different rates depending upon the Company’s designation at the time of borrowing of the advance as a Eurodollar Rate Loan or a Base Rate Loan. If the Company designates the advance as a Eurodollar Rate Loan then the advance bears interest at LIBOR plus 2.0%. If the Company designates the advance as a Base Rate Loan then the advance bears interest at the greater of (i) the Prime Rate plus 1.0%, or (ii) the Federal Funds Rate plus 1.5%. In May 2006, the Company executed an extension of this facility for a period of one year, beginning on September 30, 2006. The terms of this renewal will reduced the current spread on Eurodollar Rate Loans from LIBOR plus 2.0% to LIBOR plus 1.7% and increase the letter of credit fee amount from 0.8% to 1.7%. These changes became effective at the start of the one year renewal period on September 30, 2006. Effective September 28, 2007 the Company executed an extension of this facility to October 29, 2007. Effective October 29, 2007 the Company executed an extension of this facility to November 29, 2007. Effective November 29, 2007 the Company executed an extension of this facility to April 30, 2008.
          The secured operating credit facility maintains a $40,000 sub-limit for letters of credit. In June 2006, the facility was amended to permit cash collateralized letters of credit in excess of this sub-limit. Due to recent volatility in the credit markets, effective November 29, 2007 the facility was amended to require collateralization of all outstanding letters of credit under the facility. As of December 31, 2007 the Company had $53,646 letters of credit outstanding under this facility, $12,000 of which were collateralized by a pledge of subleases from our Harborside leasehold location and the remainder collateralized by cash escrow deposits of $41,917. There were no advances under this facility as of December 31, 2007. At December 31, 2006, the Company had $68,205 of letters of credit outstanding consisting of $59,049 of unsecured letters of credit and $9,156 of cash collateralized letters of credit. These letters of credit are primarily used to secure payments under leasehold interests and are issued to utility companies in lieu of a cash security deposits to establish service. There were no advances under this facility as of December 31, 2007.
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
          In March 2004, the Company entered into an agreement designed to straightline the variability of cash payments relating to the rents received under certain leases in the Pitney Bowes-Wachovia portfolio. This agreement ends in August 2010, coterminous with the end of the leases. The monies received and paid related to this agreement are recorded in deferred revenue on the consolidated balance sheet. As of December 31, 2007 and 2006, the Company had a liability of $3,697 and $3,760, respectively related to this agreement.
          During the years ended December 31, 2007, 2006 and 2005, the Company reclassified approximately $2,705, ($2,331) and ($2,773), respectively, of accumulated other comprehensive income (loss) to interest expense. These amounts are included in the consolidated statements of shareholders’ equity and comprehensive income (loss) as a component of the reclassification adjustment for losses reclassified into operations. Over the next 12 months, the Company expects to reclassify $1,305 to interest expense as the underlying hedged items affect earnings, such as when the forecasted interest payments occur.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          On March 15, 2007, the Company issued a press release announcing that it has adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 for the purpose of repurchasing up to 2,500,000 of its common shares of beneficial interest. The trading plan was adopted pursuant to the Company’s previously announced authorization from its Board to repurchase up to $100,000 of its common shares. The trading plan which was effective as of March 15, 2007, expired on May 10, 2007. During the three months ended June 30, 2007, the Company completed the purchase of 2,378,568 of its common shares of beneficial interest for an average cost per share of $10.48.
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
          On August 16, 2007, the Company issued a press release announcing that it has adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 for the purpose of repurchasing up to 1,500,000 of its common shares of beneficial interest. The trading plan was adopted pursuant to the Company’s previously announced authorization from its Board to repurchase up to $100,000 of its common shares. The trading plan which was effective as of August 16, 2007, expired on September 14, 2007. During the three months ended September 30, 2007, the Company completed the purchase of 1,258,893 of its common shares of beneficial interest for an average cost per share of $7.91.
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
          On December 20, 2007, the Company declared a dividend to shareholders and a distribution to Operating Partnership unit holders. The Company paid a dividend of $0.19 per common share, totaling $24,297, on January 18, 2008 to shareholders of record as of December 31, 2007. In addition, the Operating Partnership simultaneously paid a distribution of $0.19 per Operating Partnership unit, totaling $347.
(7) Employee Benefits
     401(k) Plan
          The Company has established and maintained a retirement savings plan under section 401(k) of the Internal Revenue Code (IRC). The 401(k) plan allows eligible employees, as defined within the plan, to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company matches each eligible employees’ annual contributions, within prescribed limits, in an amount equal to 100% of the first 3% of employees’ salary reduction contributions plus 50% of the next 2% of employees’ salary reduction contributions. Matching contributions of the Company vest immediately. The expense associated with the Company’s matching contribution was $431, $420 and $300 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included within general and administrative expenses in the accompanying consolidated statements of operations.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Supplemental Executive Retirement Plan
          The Company had established a non-qualified Supplemental Executive Retirement Plan (SERP) in which the Company’s former President, Chief Executive Officer and Vice Chairman of the board of trustees was a participant.
          On August 16, 2006, the Company entered into a Separation Agreement wih the SERP’s sole participant. Under the terms of the separation, the Company fully and completely satisfied its obligation under the SERP by agreeing to pay the participant an aggregate amount of $1,485 on the six month anniversary of the separation. This expense is included within repositioning costs for the year ended December 31, 2006. The Company paid this obligation to the former executive in February 2007.
(8) Equity Incentive Plans
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
          Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest which includes the Company’s estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
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

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          On June 26, 2007, the Company’s President and Chief Executive Officer died unexpectedly. His employment agreement contained no provision for the acceleration of unvested restricted shares upon death. As a result, such shares were forfeited at the date of death. Included in deferred equity compensation expense is the reversal of equity compensation expense is the reversal of $1,246 of previously recorded stock compensation expense associated with these restricted stock awards. Subsequently on August 14, 2007, the Company made a $5,000 cash payment to the President and Chief Executive Officer’s estate.
          The following table summarizes option activity for the Company for the period from January 1, 2005 to December 31, 2007:

		Weighted
	Number of	Average	Aggregate
	Shares Issuable	Exercise	Exercise	Grant Price Range
	Upon Exercise	Price	Price	From	To
Balance, January 1, 2005	2,219,680	$10.37	$23,009	$10.00	$14.98
Options exercised	(186,524)	$10.00	(1,865)	$10.00	$10.00

Balance, December 31, 2005	2,033,156	$10.40	21,144	$10.00	$14.98
Options exercised	(118,515)	$10.00	(1,185)	$10.00	$10.00
Options cancelled	(37,423)	$14.04	(525)	$10.00	$14.98

Balance, December 31, 2006	1,877,218	$10.35	19,434	$10.00	$14.98
Options cancelled	(225,219)	$12.50	(2,812)	$10.00	$14.98

Balance, December 31, 2007	1,651,999	$10.06	$16,622	$10.00	$14.91

          The following table summarizes stock options outstanding as of December 31, 2007:

		Weighted-
		Average	Weighted-
	Number of Shares	Remaining	Average
	Outstanding	Contractual	Exercise
Range of Exercise Prices	And Exercisable	Life	Price
$10.00 to $11.65	1,613,999	4.7 years	$10.00
$12.10 to $14.98	38,000	5.4 years	$12.69
          The weighted-average fair value of each option granted ranges from $0.19 to $0.33 and was estimated on the grant date using the Black-Scholes options pricing model using the following assumptions:

Expected life (in years)	5
Risk-free interest rate	3.25% to 4.21%
Volatility	10.00%
Dividend yield	7.50%
          These assumptions, determined upon issuance of such stock options, were utilized in the calculation of the compensation expense. This expense is the result of vesting of previously granted stock option awards. No stock options were granted during the years ended December 31, 2007, 2006 and 2005.
          The options outstanding and exercisable at December 31, 2007 had no intrinsic value. Intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $8.02 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $237 and $1,007 for the twelve months ended December 31, 2006 and 2005, respectively. As of December 31, 2007, the Company had no unrecognized compensation costs related to options outstanding.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table summarizes restricted stock activity for the years ended December 31, 2006 and 2007:

		Weighted-
	Number of	Average
	Restricted Stock	Grant Date
	Grants Outstanding	Fair Value
Balance, January 1, 2006	1,009,205	$15.16
Granted	1,065,430	$11.57
Vested	(908,036)	$14.46
Forfeited	(159,117)	$14.06

Balance, December 31, 2006	1,007,482	$12.17
Granted	1,331,855	$10.76
Vested	(363,751)	$12.68
Forfeited	(672,307)	$11.22

Balance, December 31, 2007	1,303,279	$11.09

          During the years ended December 31, 2007, 2006 and 2005, compensation expense related to restricted stock grants was $4,471, $8,687 and $10,411, respectively. In addition, pursuant to the severance agreements of certain senior officers the Company incurred charges of $4,344 and $3,029 during the years ended December 31, 2006 and 2005, respectively, related to the accelerated vesting of restricted stock grants and the issuance of other equity instruments.
          As of December 31, 2007, the Company had approximately $13,228 of unrecognized compensation costs related to total issued and outstanding restricted stock grants. Based upon their scheduled amortization, these costs will be recognized over a weighted average period of 3.6 years.
          The following table summarizes restricted share grant activity for the years ended December 31, 2005, 2006 and 2007:

		Share Price
	Shares	at Grant	Vesting
Date of Grant	Granted	Date	Period(1)
January 4, 2005	520,516	$15.80	4 years
April 15, 2005	16,700	$15.22	4 years
April 27, 2005	16,000	$15.30	4 years
May 24, 2005	19,481	$15.50	3 years
June 15, 2005	11,249	$15.88	3 years
October 17, 2005	6,000	$13.59	3 years
January 1, 2006	539,326	$11.97	4 years
March 31, 2006	6,000	$11.65	3 years
June 1, 2006	20,104	$9.95	3 years
August 16, 2006	500,000	$11.21	3 years
March 1, 2007	100,000	$11.01	3 years
March 1, 2007	382,480	$11.01	4 years
April 2, 2007	5,450	$10.02	—
April 30, 2007	720,000	$10.60	6 years
April 30, 2007	12,000	$10.60	3 years
May 1, 2007	96,000	$10.68	6 years
June 6, 2007	15,925	$10.99	3 years

	2,987,231

(1)	Restricted stock vests 33% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for restricted share grants that have a three-year vesting period. Restricted stock vests 25% on the one-year anniversary of the date of grant and then quarterly thereafter until fully vested for restricted share grants that have a four-year vesting period. Restricted share grants that have a six-year vesting period vest as follows: 12.5% on December 31, 2007 and 2008, 16.7% on December 31, 2009 and 2010, and 20.8% on December 31, 2011 and 2012.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Effective April 30, 2007, the Company terminated its 2006 Long-Term Incentive Plan (the “LTIP”) in its entirety and cancelled all of the target units granted to the participants thereunder. In connection with such termination and cancellation, and in complete satisfaction and release of their rights and the Company’s obligations under the LTIP, each of the LTIP participants received a one-time grant of restricted common shares (each, a “Dissolution Grant”) representing 50% of their respective cancelled LTIP target units. In particular, participants received 720,000 restricted shares, in consideration for the cancellation of the 1,440,000 targets units, respectively, awarded to such persons under the LTIP. The Dissolution Grants will vest, according to the following schedule: 12.5% on each of December 31, 2007 and December 31, 2008, 16.7% on each of December 31, 2009 and December 31, 2010 and 20.8% on each of December 31, 2011 and December 31, 2012. During the third quarter of 2007, 96,000 Dissolution Grants were forfeited. At December 31, 2007, 624,000 Dissolution Grants remain outstanding. Any outstanding restricted shares, including these Dissolution Grants, will fully vest upon a change of control of the Company.
          In June 2007, the Company created the 2007 Multi-Year Equity Incentive Plan (the “MYP”) as a long term equity incentive plan designed to reward its participants through the issuance of restricted common shares based on the achievement of certain performance metrics on a cumulative basis during the three (3) year performance period beginning on January 2007 and ending on December 2009. Under the plan, a range of available restricted common share awards may be awarded to participants at the end of the performance period based upon the Company’s achieved level of performance. Participants were awarded Target Units, as defined in the MYP, equal to a percentage of the participant’s base salary divided by the Company’s average share price for the 20 days preceding the date the Board of Trustees created the plan. Restricted common share awards under the MYP are determined based upon the level of achievement of the performance metrics which state the percentage of Target Units, ranging from 50% to 600% (cumulative opportunity), that will be converted into restricted share grants. The Company has accounted for the MYP in accordance with SFAS 123R, and identified that it consists of two market-based plans and three performance-based plans. The total compensation cost for the year ended December 31, 2007 was approximately $90.
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
          In July 2006, the Company entered into an agreement with a third-party advisor to assist the Company with bank use real estate acquisition sourcing activities. In connection with entering into this agreement, the Company issued the advisor an unvested warrant to purchase 100,000 common shares of beneficial interest. Provided the agreement is still in effect, on each of first, second, third and fourth anniversary of this sourcing agreement, the Company will grant the advisor additional unvested warrants to purchase 100,000 common shares of beneficial interest. The purchase price of each warrant is equal to the closing common share price of the Company on the date of the respective grant. The advisor will earn, or vest in, each warrant if they successfully source acquisition transactions, as defined within the agreement, equal to $100,000. The right to vest in each warrant is cumulative; however, no warrant will be issued in advance of an anniversary date. The advisor must source and the Company must close transactions equal to $500,000 to vest all of the warrants. The Company will recognize this cost, to the extent the warrants are earned, and capitalize such cost as a component of the acquired properties. A fair value pricing model, such as Black-Scholes, will be utilized to value the warrant when earned. As of December 31, 2007, no warrants have been earned.
(9) Net Income (Loss) Per Share
          The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the years ended December 31, 2007, 2006 and 2005:

	Basic and Diluted
	Year Ended December 31,
	2007	2006	2005
Loss from continuing operations	$(81,902)	$(131,487)	$(79,932)
Less: Dividends on unvested restricted share awards	1,087	1,034	1,396

Loss from continuing operations	$(82,989)	$(132,521)	$(81,328)

Income (loss) from discontinued operations	$32,391	$110,889	$(13,683)

Weighted average common shares and common share equivalents outstanding	128,414,738	128,644,625	121,171,897

Loss per share from continuing operations	$(0.65)	$(1.03)	$(0.67)

Income (loss) per share from discontinued operations	$0.26	$0.86	$(0.11)

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Diluted net income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is not dilutive. The Company considers share options, unvested restricted shares, and Operating Partnership units to be common share equivalents. These were excluded from the diluted loss per share computations as their effect would have been antidilutive for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Share options	—	191,267	574,296
Unvested restricted shares(1)	420,949	228,480	500,859
Operating Partnership units	1,888,341	3,160,026	3,408,526

Total shares excluded from diluted loss per share	2,309,290	3,579,773	4,483,681

(1)	Includes shares that are contingently issuable under the OPP during the year ended December 31, 2005.
(10) Accumulated Other Comprehensive Loss
          The following table reflects components of accumulated other comprehensive loss for the years ended December 31, 2007, 2006 and 2005:

	Unrealized Gains	Interest Rate	Accumulated
	(Losses) on	Hedges on	Other
	Available for	Mortgage	Comprehensive
	Sale Securities	Notes Payable	Loss
Balance, January 1, 2005	$(391)	$(13,897)	$(14,288)
Change during year	(126)	4,771	4,645
Reclassification adjustments into statements of operations	530	2,773	3,303
Minority interest	(13)	(268)	(281)

Balance, December 31, 2005	—	(6,621)	(6,621)
Reclassification adjustments into statements of operations	—	2,331	2,331
Minority interest	—	(108)	(108)

Balance, December 31, 2006	—	(4,398)	(4,398)
Reclassification adjustments into statements of operations	—	(2,705)	(2,705)
Minority interest	—	24	24

Balance, December 31, 2007	$—	$(7,079)	$(7,079)

(11) Discontinued Operations and Assets Held for Sale
          The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, in accordance with SFAS No. 144, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. Properties classified as held for sale as of December 31, 2007 are classified as such in the consolidated statement of operations for all periods presented for purposes of comparability.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          During the year ended December 31, 2007, the Company sold 128 properties and one sub-parcel in separate transactions for net sales proceeds of $326,059. The sales transactions resulted in a net gain of approximately $69,262, after minority interest of $905 for the year ended December 31, 2007, which was reported in discontinued operations.
          During the year ended December 31, 2006, the Company sold 128 properties in separate transactions for net sales proceeds of $1,413,247. The sales transactions resulted in a net gain of approximately $237,556, after minority interest of $74,046 for the year ended December 31, 2006, which was reported in discontinued operations
          During the year ended December 31, 2005, the Company sold 82 properties, in separate transactions, and 48 properties in bulk transactions, for net sales proceeds of $120,778. The sales transactions resulted in a net gain of approximately $20,194, after minority interest of $562 for the year ended December 31, 2005, which was reported in discontinued operations.
          In accordance with the provisions of SFAS No. 144, the Company had classified 131 and 237 properties as held for sale as of December 31, 2007 and 2006, respectively. The following table summarizes information for these properties:

	December 31,
	2007	2006
Assets held for sale:
Real estate investments, at cost:
Land	$53,885	$84,226
Buildings	251,828	388,228
Equipment and fixtures	48,275	68,760

Total real estate investments, at cost	353,988	541,214
Less accumulated depreciation	(51,768)	(41,181)

	302,220	500,033
Intangible assets, net	40,461	76,600
Other assets, net	16,613	18,148

Total assets held for sale	359,294	594,781
Liabilities related to assets held for sale:
Mortgage notes payable	82,036	221,268
Credit facility	35,000	—
Accrued expenses	7,027	14,519
Below-market lease liabilities, net	10,980	6,413
Deferred revenue	7,364	5,191
Tenant security deposits	495	407

Total liabilities related to assets held for sale	142,902	247,798

Net assets held for sale	$216,392	$346,983

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following operating results of the properties held for sale as of December 31, 2007, 2006 and 2005 and the properties sold during the years ended December 31, 2007, 2006 and 2005 are included in discontinued operations for all periods presented:

	Year Ended December 31,
	2007	2006	2005
Operating results:
Revenues	$77,528	$193,883	$209,453
Operating expenses	59,531	98,228	106,210
Impairment loss	34,648	52,523	3,441
Interest expense	11,874	63,736	62,373
Depreciation	14,745	61,459	73,610

Loss from operations before minority interest	(43,270)	(82,063)	(36,181)
Minority interest	529	1,805	2,871

Loss from operations, net	(42,741)	(80,258)	(33,310)
Yield maintenance fees	5,954	(61,973)	(583)
Minority interest	(84)	15,564	16

Yield maintenance fees, net	5,870	(46,409)	(567)
Gain on disposals	70,167	311,602	20,756
Minority interest	(905)	(74,046)	(562)

Gain on disposals, net	69,262	237,556	20,194

Income (loss) from discontinued operations	$32,391	$110,889	$(13,683)

          Discontinued operations have not been segregated in the consolidated statements of cash flows.
(12) Leasing Agreements
          The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending to the year 2031. These leases generally contain rent increases and renewal options. Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2007 are as follows:

2008	$304,006
2009	296,140
2010	281,021
2011	220,025
2012	200,866
2013 and thereafter	1,601,721

Total	$2,903,779

          As of December 31, 2007, the Company leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows:

2008	$18,137
2009	18,240
2010	17,909
2011	17,765
2012	17,495
2013 and thereafter	169,301

Total	$258,847

(13) Repositioning
          On August 17, 2006, the Company announced the appointment of a new President and Chief Executive Officer as well as strategic and organizational initiatives designed to reposition the Company, reduce costs and improve performance. As a result of this initiative the Company incurred severance and stock compensation costs, leasehold termination costs and professional fees as follows:

					As of December 31,
	Charges During the			Accrued	2006
	Year Ended		Amortization	Repositioning as	Total Costs &	Total Expected
	December 31,		and Other	of December 31,	Adjustments to	Costs &
	2006	Cash Payments	Adjustments	2006	Date	Adjustments
Cash severance	$17,573	$(17,205)	$—	$368	$17,573	$17,573
Stock compensation	4,344	—	(4,344)	—	4,344	4,344
Lease termination costs	2,675	(499)	(56)	2,120	2,675	2,675
Professional and other fees	6,390	(5,928)	(75)	387	6,390	6,390

	$30,982	$(23,632)	$(4,475)	$2,875	$30,982	$30,982

          All costs accrued as part of the repositioning plan at December 31, 2006 were subsequently paid in 2007. Accordingly, there are no accruals at December 31, 2007 for repositioning costs.
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
          A former officer of the Company owns a one-third interest in a leasing company that provided leasing services. Leasing commissions charged to expense related to these services were approximately $255, $248, $241 for the years ended December 31, 2007, 2006 and 2005, respectively.
          In January 2007, the Company entered into a lease agreement with a public company which employs a former member of our board of trustees as one of its executive officers. Annual rent due under this lease is approximately $1,300 on an annualized basis over the five-year term. The Company believes it has negotiated the terms of this lease at arms-length. Rental income recognized under this lease was approximately $857 for the year ended December 31, 2007.

          AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(15) Commitments and Contingencies
          On June 25, 2004, the Company entered into an agreement to sublease from Charles Schwab and Co., Inc. (Schwab) approximately 288,000 square feet of vacant space in Harborside, a Class A office building in Jersey City, New Jersey, and to assume certain management functions over an additional approximately 306,000 square feet of space in the same building that is also leased to Schwab but has been subleased by Schwab to third party tenants. In the event that any of the existing subtenants default on their leases (and the space thereafter becomes available), or any existing subtenants fail to renew their leases upon expiration, the Company has agreed to sublease this additional space from Schwab. All of the Company’s subleases with Schwab will terminate in September 2017, the same date that Schwab’s lease with the ultimate owner terminates. In exchange for the agreements described above, Schwab paid the Company a sublease management and standby subtenant fee of approximately $11,541. Additionally, Schwab provided a rent credit against the Company’s initial sublease obligations, payable through December 31, 2007, totaling approximately $40,028. The sublease management fee and rent credit will be ratably recognized as income and a reduction to rent expense, respectively, over the terms of the agreements. As security for the Company’s obligation under the sublease management, subtenant and standby subtenant agreements, the Company must provide Schwab with an irrevocable, standby letter of credit, which will increase concurrently with each rent credit and sublease management fee payment made by Schwab up to $51,569 and then will decrease over the term of the Company’s obligation through September 2017. As of December 31, 2007, the standby letter of credit had a face amount of $51,569.
          As of December 31, 2007, we had approximately $54,708 in pending acquisitions under outstanding notifications under formulated price contracts. Since formulated price agreements require the Company, with limited exceptions, to purchase all bank branches, subject to notification, that the counter parties determine to be surplus properties, the total contractual obligation under these agreements is not quantifiable. The Company is required to purchase properties at a formulated price typically based on the fair market value of the property as determined through an independent appraisal process, which values the property based on its highest and best use and its alternative use, and then applies a negotiated discount. Under these agreements, the Company is also required to assume the rights and obligations of the financial institution under leases pursuant to which the financial institution leases surplus bank branches. The Company assumes the obligations to pay rent under these leases. In exchange, the Company receives an amount typically equal to 25% to 35% of the future rental payments due under the leasehold interest acquired. Current agreements are renewable on an annual basis, and may be terminated upon 90 days prior written notice. The purchase of these properties or assumption of the leasehold interests is done on an “as-is” basis; however, the Company is not required to acquire properties with certain environmental or structural problems or with defects in title that render the property either unmarketable or uninsurable at regular rates or that materially reduce the value of the property or materially impair or restrict its contemplated use. If the Company subsequently discovers issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations, or other significant problems, the Company typically has no recourse against the seller and the value of the property may be less than the amount paid for such property. Should the Company default on its purchase obligation, the Company would forfeit its initial deposit and any supplemental deposits made with the financial institution. In addition, with respect to the assumption of leasehold interests, the Company would be liable for any rental payments due under the leasehold interests. At December 31, 2007 and 2006, total deposits of $154 and $299, respectively, were held with financial institutions and included in prepaid expenses and other assets in the accompanying consolidated balance sheets. These deposits will be returned to the Company at the expiration date of the respective agreements.
          The Company may be subject to claims or litigation in the ordinary course of business. When identified, these matters are usually referred to the Company’s legal counsel or insurance carriers. In the opinion of management, at December 31, 2007 there are no outstanding claims against the Company that would have a material adverse effect on the Company’s financial position or results of operations.

AMERICAN FINANCIAL REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(16) Summary Quarterly Results (Unaudited)
          The following is a summary of interim financial information as previously reported (in thousands, except per share data):

Year Ended December 31, 2007:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$101,191	$100,002	$101,914	$92,432
Net (loss) income	$(17,913)	$14,138	$(22,782)	$(22,954)
(Loss) income allocated to common shares	$(17,913)	$14,138	$(22,782)	$(22,954)
Basic and diluted (loss) income per share	$(0.14)	$0.11	$(0.18)	$(0.18)

Year Ended December 31, 2006:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$139,611	$141,679	$123,496	$108,939
Net (loss) income	$(23,408)	$13,457	$(56,183)	$45,536
(Loss) income allocated to common shares	$(23,408)	$13,457	$(56,183)	$45,536
Basic and diluted (loss) income	$(0.19)	$0.10	$(0.44)	$0.35
(17) Subsequent Event
          On January 7, 2008, the Company and Gramercy filed a joint proxy statement with the Securities and Exchange Commission describing the merger agreement and also includes the Merger Agreement in its entirety. On February 13, 2008, the shareholders of the Company approved the Merger Agreement with Gramercy. The Company and Gramercy expect the merger to be consummated by the end of the first quarter of 2008.

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Abington	PA	8/19/1998	$—		$82	$494	$52	$84	$544	$628	$(171)	35
Avondale	PA	8/20/1998	—		99	515	8	101	521	622	(141)	37
Berkeley Height	NJ	8/20/1998	546		84	386	15	85	400	485	(103)	37
Cambelltown	PA	8/20/1998	—		40	185	8	41	192	233	(51)	36
Cherry Hill	NJ	8/20/1998	—		72	337	11	73	347	420	(84)	37
Edison Twp.	NJ	8/20/1998	653		104	473	19	106	490	596	(124)	37
Emmaus	PA	8/20/1998	739		111	492	18	113	508	621	(121)	37
Feasterville	PA	8/20/1998	970		125	566	10	126	575	701	(113)	39
Hamilton Square	NJ	8/20/1998	(i	)	113	490	24	116	511	627	(129)	37
Highland Park	NJ	8/20/1998	455		67	347	10	68	356	424	(81)	38
Hightstown	NJ	8/20/1998	—		78	346	11	80	355	435	(82)	38
Kendall Park	NJ	8/20/1998	—		64	288	5	64	293	357	(61)	38
Kenilworth	NJ	8/20/1998	447		60	267	8	61	274	335	(66)	38
Kennett Square	PA	8/20/1998	1		174	728	30	175	757	932	(151)	39
Lawrenceville	NJ	8/20/1998	—		113	518	17	115	533	648	(126)	37
Linden	NJ	8/20/1998	1		135	563	9	136	571	707	(112)	39
Linden	NJ	8/20/1998	—		147	606	33	148	638	786	(137)	39
Manasquan	NJ	8/20/1998	—		83	377	9	84	385	469	(83)	38
Millburn	NJ	8/20/1998	911		127	572	19	129	589	718	(139)	37
Moosic	PA	8/20/1998	—		36	148	4	36	152	188	(34)	38
North Plainfiel	NJ	8/20/1998	(g	)	26	130	6	27	135	162	(36)	36
Phoenixville	PA	8/20/1998	—		133	547	(2)	134	544	678	(93)	39
Point Pleasant	NJ	8/20/1998	—		78	388	11	80	397	477	(89)	38
Pottstown	PA	8/20/1998	—		32	135	4	33	138	171	(28)	39
Runnemede	NJ	8/20/1998	—		20	110	7	20	117	137	(45)	31
Scotch Plains	NJ	8/20/1998	625		86	380	10	87	389	476	(82)	38
Somerdale	NJ	8/20/1998	—		49	220	5	49	225	274	(50)	38
South Plainfiel	NJ	8/20/1998	558		80	357	11	81	367	448	(85)	38
Spring Lake	NJ	8/20/1998	—		56	304	9	57	312	369	(71)	38
Ventnor	NJ	8/20/1998	—		55	261	9	56	269	325	(67)	37
Warminster	PA	8/20/1998	739		111	530	13	112	542	654	(118)	38
West Chester	PA	1/28/1999	—		374	3,569	24	374	3,593	3,967	(1,057)	37
Upper Dublin	PA	6/17/1999	—		352	956	—	352	956	1,308	(375)	32
Collingswood	NJ	8/6/1999	—		52	272	—	52	272	324	(93)	34
Pennington	NJ	8/6/1999	—		92	531	37	92	568	660	(216)	34

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Philadelphia	PA	8/6/1999	—		70	333	—	70	333	403	(86)	37
Boyertown	PA	12/14/1999	—		57	300	—	57	300	357	(100)	34
Jenkintown	PA	7/11/2000	14,499		2,357	19,654	8,369	2,314	28,066	30,380	(9,480)	34
Bensalem	PA	9/20/2000	—		76	409	—	76	409	485	(129)	35
Charleston	SC	12/29/2000	9,315		1,425	11,981	1,905	1,425	13,886	15,311	(4,099)	33
Aurora	MO	2/28/2002	—		77	419	—	77	419	496	(132)	34
Cary	NC	12/10/2002	1,319		185	1,051	—	185	1,051	1,236	(221)	35
Charlotte	NC	12/10/2002	1,206		214	1,212	—	214	1,212	1,426	(255)	35
Charlotte	NC	12/10/2002	1,050		97	548	—	97	548	645	(116)	35
Cornelius	NC	12/10/2002	—		187	1,061	—	187	1,061	1,248	(224)	35
Dalton	GA	12/10/2002	—		143	813	—	143	813	956	(171)	35
Hickory	NC	12/10/2002	—		102	578	—	102	578	680	(122)	35
Hilton Head	SC	12/10/2002	3,016		311	1,760	—	311	1,760	2,071	(371)	35
Hilton Head	SC	12/10/2002	2,046		252	1,430	20	252	1,450	1,702	(303)	35
Huntersville	NC	12/10/2002	—		158	893	—	158	893	1,051	(188)	35
Raleigh	NC	12/10/2002	1,392		170	961	—	170	961	1,131	(202)	35
Rock Hill	SC	12/10/2002	(g	)	97	549	—	97	549	646	(116)	35
Nassau Bay	FL	12/16/2002	2,313		404	2,277	86	404	2,363	2,767	(494)	35
Port St. Lucie	FL	12/16/2002	—		774	4,388	1,313	773	5,702	6,475	(1,428)	35
Reno	NV	12/16/2002	1,557		779	4,440	1	779	4,441	5,220	(966)	35
Arlington	VA	1/9/2003	(a	)	370	2,484	(3)	370	2,481	2,851	(533)	35
Baltimore	MD	1/9/2003	(a	)	3,030	23,279	(26)	3,026	23,257	26,283	(5,053)	35
Baltimore	MD	1/9/2003	(a	)	8,550	55,550	2,227	8,540	57,787	66,327	(12,135)	35
College Park	GA	1/9/2003	(a	)	2,182	14,237	(69)	2,127	14,223	16,350	(3,042)	35
Columbia	SC	1/9/2003	(a	)	517	3,508	(3)	517	3,505	4,022	(754)	35
Greensboro	NC	1/9/2003	(a	)	3,585	21,688	(25)	3,581	21,667	25,248	(4,572)	35
Norfolk	VA	1/9/2003	(a	)	3,624	24,023	(28)	3,620	23,999	27,619	(5,146)	35
Norfolk	VA	1/9/2003	(a	)	3,316	22,990	1,612	3,313	24,605	27,918	(5,342)	35
Richmond	VA	1/9/2003	(a	)	5,505	34,061	(40)	5,499	34,027	39,526	(7,210)	35
Richmond	VA	1/9/2003	(a	)	7,054	46,626	5,882	7,046	52,516	59,562	(10,532)	35
Silver Springs	MD	1/9/2003	(a	)	331	2,154	437	331	2,591	2,922	(537)	35
Tucker	GA	1/9/2003	(a	)	2,310	15,118	(18)	2,307	15,103	17,410	(3,226)	35
Washington	DC	1/9/2003	(a	)	3,913	25,082	(29)	3,909	25,057	28,966	(5,326)	35
Clemmons	NC	2/5/2003	1,247		172	974	(56)	116	974	1,090	(199)	35
Clover	SC	2/5/2003	—		51	291	—	51	291	342	(60)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Pembroke Pines	FL	2/19/2003	1,468		124	705	—	124	705	829	(142)	35
Plantation	FL	2/19/2003	—		139	789	—	139	789	928	(159)	35
Winter Park	FL	2/19/2003	1,067		126	714	—	126	714	840	(144)	35
Winter Park	FL	2/19/2003	725		127	718	—	127	718	845	(145)	35
Advance	NC	3/31/2003	(g	)	40	242	—	40	242	282	(53)	35
Atlanta	GA	3/31/2003	2,326		369	2,160	(1)	369	2,159	2,528	(430)	35
Atlanta	GA	3/31/2003	670		88	522	(1)	88	521	609	(104)	35
Augusta	GA	3/31/2003	1,306		162	957	(40)	123	956	1,079	(191)	35
Augusta	GA	3/31/2003	1,141		165	969	(1)	165	968	1,133	(193)	35
Blowing Rock	NC	3/31/2003	(g	)	45	265	(1)	45	264	309	(57)	35
Boca Raron	FL	3/31/2003	784		105	618	(1)	105	617	722	(123)	35
Breman	GA	3/31/2003	—		54	349	2	54	351	405	(89)	35
Brevard	NC	3/31/2003	(g	)	137	804	(1)	137	803	940	(171)	35
Callahan	FL	3/31/2003	(g	)	183	1,084	(1)	183	1,083	1,266	(235)	35
Canton	NC	3/31/2003	—		15	103	1	15	104	119	(28)	35
Cary	NC	3/31/2003	(g	)	43	256	—	43	256	299	(55)	35
Charlotte	NC	3/31/2003	(g	)	67	399	(1)	67	398	465	(86)	35
Charlotte	NC	3/31/2003	458		62	365	(1)	61	365	426	(73)	35
China Grove	NC	3/31/2003	(g	)	96	567	(1)	96	566	662	(122)	35
Clearwater	FL	3/31/2003	(g	)	217	1,285	(1)	217	1,284	1,501	(276)	35
Clemmons	NC	3/31/2003	510		77	457	(1)	77	456	533	(91)	35
Conover	NC	3/31/2003	(g	)	79	472	—	79	472	551	(103)	35
Davie	FL	3/31/2003	(g	)	145	856	(1)	145	855	1,000	(183)	35
Daytona Beach	FL	3/31/2003	(g	)	174	1,029	(1)	174	1,028	1,202	(223)	35
Eustis	FL	3/31/2003	(g	)	316	1,871	(2)	316	1,869	2,185	(404)	35
Fayetteville	FL	3/31/2003	(g	)	273	1,663	(3)	273	1,660	1,933	(380)	35
Forest City	NC	3/31/2003	(g	)	180	1,060	(1)	180	1,059	1,239	(227)	35
Ft. Lauderdale	FL	3/31/2003	(g	)	310	1,837	(1)	310	1,836	2,146	(395)	35
Goldsboro	NC	3/31/2003	—		30	191	2	30	193	223	(47)	35
Green Cove	FL	3/31/2003	(g	)	188	1,121	(2)	187	1,120	1,307	(247)	35
Greensboro	NC	3/31/2003	—		128	741	2	128	743	871	(155)	35
Hapeville	GA	3/31/2003	1,897		229	1,357	(1)	229	1,356	1,585	(271)	35
Harrisburg	NC	3/31/2003	(g	)	67	400	(1)	67	399	466	(87)	35
HIckory	NC	3/31/2003	653		90	534	(1)	90	533	623	(107)	35
Jacksonville	FL	3/31/2003	(g	)	1,620	9,777	(9)	1,618	9,770	11,388	(2,199)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Jacksonville	FL	3/31/2003	(g	)	374	2,280	(5)	373	2,276	2,649	(523)	35
Jacksonville	FL	3/31/2003	2,604		366	2,149	(1)	366	2,148	2,514	(428)	35
Jacksonville	FL	3/31/2003	(g	)	152	884	(1)	151	884	1,035	(186)	35
Jacksonville	FL	3/31/2003	621		88	520	(1)	88	519	607	(103)	35
Jacksonville	FL	3/31/2003	1,931		282	1,654	(1)	282	1,653	1,935	(329)	35
Jefferson	NC	3/31/2003	—		20	136	2	20	138	158	(38)	35
Kannapolis	NC	3/31/2003	(g	)	75	443	(1)	75	442	517	(95)	35
King	NC	3/31/2003	545		78	462	—	78	462	540	(92)	35
Knightdale	NC	3/31/2003	(g	)	27	157	3	27	160	187	(35)	35
Lakeland	FL	3/31/2003	519		63	372	—	63	372	435	(74)	35
Lantana	FL	3/31/2003	1,050		137	804	(2)	136	803	939	(160)	35
Largo	FL	3/31/2003	(g	)	44	257	(1)	43	257	300	(56)	35
Lexington	NC	3/31/2003	(g	)	354	2,087	(2)	354	2,085	2,439	(449)	35
Mabletown	GA	3/31/2003	(g	)	342	2,098	(5)	341	2,094	2,435	(485)	35
Macon	GA	3/31/2003	1,512		144	911	—	144	911	1,055	(222)	35
Marietta	GA	3/31/2003	(g	)	71	416	(2)	70	415	485	(89)	35
Marietta	GA	3/31/2003	(g	)	105	620	(1)	105	619	724	(134)	35
Marion	NC	3/31/2003	836		113	668	(1)	112	668	780	(133)	35
Martinez	GA	3/31/2003	(g	)	198	1,158	(1)	198	1,157	1,355	(245)	35
Morganton	NC	3/31/2003	1,823		204	1,259	70	204	1,329	1,533	(309)	35
New Port Richey	FL	3/31/2003	514		67	393	—	67	393	460	(78)	35
Newnan	NC	3/31/2003	(g	)	507	2,965	(5)	506	2,961	3,467	(627)	35
Newton	NC	3/31/2003	(g	)	148	867	(1)	148	866	1,014	(185)	35
Norcross	GA	3/31/2003	(g	)	260	1,517	(2)	259	1,516	1,775	(321)	35
Norcross	GA	3/31/2003	(g	)	150	889	(1)	150	888	1,038	(193)	35
Norcross	GA	3/31/2003	(g	)	78	462	—	78	462	540	(100)	35
North Port	FL	3/31/2003	(g	)	203	1,195	(2)	202	1,194	1,396	(257)	35
North Wilkesboro	NC	3/31/2003	(g	)	1,968	11,947	(18)	1,965	11,932	13,897	(2,714)	35
Orlando	FL	3/31/2003	(g	)	135	798	—	135	798	933	(173)	35
Palatka	FL	3/31/2003	3,024		124	805	226	124	1,031	1,155	(239)	35
Rockingham	NC	3/31/2003	—		78	473	2	78	475	553	(108)	35
Rockledge	FL	3/31/2003	622		79	469	(1)	79	468	547	(93)	35
Rocky Mount	NC	3/31/2003	(g	)	141	855	—	141	855	996	(194)	35
Rome	GA	3/31/2003	(g	)	394	2,455	(4)	394	2,451	2,845	(583)	35
Rome	GA	3/31/2003	—		34	202	3	34	205	239	(46)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Roswell	GA	3/31/2003	—		116	679	2	116	681	797	(145)	35
Roxboro	NC	3/31/2003	1,277		171	1,016	(1)	171	1,015	1,186	(203)	35
Savannah	GA	3/31/2003	703		92	544	(1)	92	543	635	(108)	35
Savannah	GA	3/31/2003	—		26	156	2	26	158	184	(37)	35
Sparta	NC	3/31/2003	—		17	116	2	17	118	135	(33)	35
St. Petersburg	FL	3/31/2003	(g	)	68	398	(2)	67	397	464	(85)	35
Tampa	FL	3/31/2003	(g	)	600	3,599	(6)	599	3,594	4,193	(799)	35
Valdese	NC	3/31/2003	1,073		154	915	(1)	154	914	1,068	(182)	35
Vidalia	GA	3/31/2003	—		117	736	1	117	737	854	(178)	35
Waynesboro	GA	3/31/2003	—		36	274	2	36	276	312	(86)	35
Waynesville	NC	3/31/2003	884		106	636	(1)	106	635	741	(127)	35
West Jefferson	NC	3/31/2003	—		30	188	2	30	190	220	(45)	35
Wilkesboro	NC	3/31/2003	564		73	437	—	73	437	510	(87)	35
Apex	NC	4/15/2003	(g	)	32	166	—	32	166	198	(38)	35
Graham	NC	4/15/2003	(g	)	140	724	—	140	724	864	(166)	35
Havelock	NC	4/15/2003	(g	)	37	193	—	37	193	230	(44)	35
Morehead City	NC	4/15/2003	(g	)	86	446	—	86	446	532	(101)	35
New Bern	NC	4/15/2003	(g	)	170	877	—	170	877	1,047	(201)	35
Plymouth	NC	4/15/2003	(g	)	126	653	—	126	653	779	(149)	35
Wilson	NC	4/15/2003	(g	)	915	4,726	—	915	4,726	5,641	(1,131)	35
Wilson	NC	4/15/2003	(g	)	409	2,113	—	409	2,113	2,522	(483)	35
Wilson	NC	4/15/2003	(g	)	1,218	6,285	481	1,698	6,286	7,984	(1,437)	35
Cayce	SC	5/8/2003	—		52	296	—	52	296	348	(57)	35
Harrisonburg	VA	6/6/2003	(g	)	128	725	—	128	725	853	(138)	35
Wilmington	NC	6/6/2003	—		132	748	—	132	748	880	(143)	35
Aberdeen	WA	6/30/2003	(b	)	145	820	1	145	821	966	(154)	35
Aiken	SC	6/30/2003	(b	)	241	1,381	—	241	1,381	1,622	(257)	35
Albuquerque	NM	6/30/2003	(b	)	534	3,059	291	534	3,350	3,884	(570)	35
Annapolis	MD	6/30/2003	(b	)	570	3,267	43	575	3,305	3,880	(616)	35
Auburn	CA	6/30/2003	(b	)	283	1,623	256	283	1,879	2,162	(433)	35
Bakersfield	CA	6/30/2003	(b	)	220	1,249	(1)	220	1,248	1,468	(234)	35
Bakersfield	CA	6/30/2003	(b	)	205	1,160	3	205	1,163	1,368	(217)	35
Baltimore	MD	6/30/2003	(b	)	128	727	88	128	815	943	(136)	35
Bellingham	WA	6/30/2003	(b	)	443	2,537	(1)	443	2,536	2,979	(473)	35
Bremerton	WA	6/30/2003	(b	)	238	1,363	—	238	1,363	1,601	(254)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Carrollton	TX	6/30/2003	(b	)	166	939	—	166	939	1,105	(176)	35
Charlotte	NC	6/30/2003	(b	)	4,100	48,997	1,707	4,122	50,682	54,804	(9,907)	36
Chicago	IL	6/30/2003	(b	)	14,189	88,621	3,700	14,183	92,327	106,510	(16,981)	35
Clearwater	FL	6/30/2003	(b	)	270	1,544	45	269	1,590	1,859	(300)	35
Clermont	FL	6/30/2003	(b	)	56	316	151	56	467	523	(111)	35
Columbia	MO	6/30/2003	(b	)	232	1,327	53	232	1,380	1,612	(270)	35
Compton	CA	6/30/2003	(b	)	127	720	—	127	720	847	(135)	35
Coronado	CA	6/30/2003	(b	)	611	3,500	65	612	3,564	4,176	(668)	35
Deland	FL	6/30/2003	—		581	3,328	230	581	3,558	4,139	(734)	35
El Segundo	CA	6/30/2003	(b	)	247	1,416	40	247	1,456	1,703	(277)	35
Escondido	CA	6/30/2003	(b	)	346	1,982	9	346	1,991	2,337	(371)	35
Florissant	MO	6/30/2003	(b	)	189	1,073	111	194	1,179	1,373	(253)	35
Fresno	CA	6/30/2003	(b	)	324	1,855	(1)	324	1,854	2,178	(346)	35
Fresno	CA	6/30/2003	(b	)	214	1,215	1	212	1,218	1,430	(229)	35
Fresno	CA	6/30/2003	(b	)	180	1,020	11	180	1,031	1,211	(194)	35
Gardena	CA	6/30/2003	(b	)	794	4,500	(1)	794	4,499	5,293	(843)	35
Glendale	CA	6/30/2003	(b	)	939	5,384	219	939	5,603	6,542	(1,003)	35
Hallandale	FL	6/30/2003	(b	)	570	3,264	657	570	3,921	4,491	(734)	35
Hampton	VA	6/30/2003	(b	)	149	868	24	149	892	1,041	(187)	35
Hialeah	FL	6/30/2003	(b	)	159	903	45	159	948	1,107	(178)	35
Houston	TX	6/30/2003	(b	)	534	3,057	16	546	3,061	3,607	(570)	35
Independence	KS	6/30/2003	(b	)	131	741	15	131	756	887	(145)	35
Independence	MO	6/30/2003	(b	)	187	1,063	76	187	1,139	1,326	(205)	35
Inglewood	CA	6/30/2003	(b	)	418	2,396	104	418	2,500	2,918	(453)	35
Jacksonville	FL	6/30/2003	(b	)	173	982	(1)	173	981	1,154	(184)	35
Jacksonville	FL	6/30/2003	(b	)	1,957	11,211	11	1,957	11,222	13,179	(2,092)	35
Jacksonville	FL	6/30/2003	(b	)	1	4	11	1	15	16	(1)	35
Jacksonville	FL	6/30/2003	(b	)	2,067	11,840	376	2,066	12,217	14,283	(2,236)	35
Jacksonville	FL	6/30/2003	(b	)	3,052	17,486	475	3,052	17,961	21,013	(3,289)	35
Jacksonville	FL	6/30/2003	(b	)	2,051	11,749	490	2,051	12,239	14,290	(2,189)	35
Jacksonville	FL	6/30/2003	(b	)	2,020	11,569	860	2,019	12,430	14,449	(2,240)	35
Jacksonville	FL	6/30/2003	(b	)	3,893	22,317	1,064	3,892	23,382	27,274	(4,196)	35
Jacksonville	FL	6/30/2003	(b	)	409	2,341	1,346	409	3,687	4,096	(608)	35
Jacksonville	FL	6/30/2003	(b	)	401	2,320	1,376	401	3,696	4,097	(608)	35
Jacksonville	FL	6/30/2003	(b	)	5,103	29,228	3,204	5,101	32,434	37,535	(5,576)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Lexington	MO	6/30/2003	(b	)	68	385	9	68	394	462	(78)	35
LighthousePoint	FL	6/30/2003	(b	)	363	2,104	109	363	2,213	2,576	(406)	35
Long Beach	CA	6/30/2003	(b	)	173	983	—	173	983	1,156	(184)	35
Long Beach	CA	6/30/2003	(b	)	142	806	—	142	806	948	(151)	35
Long Beach	CA	6/30/2003	(b	)	814	4,663	17	814	4,680	5,494	(876)	35
Los Angeles	CA	6/30/2003	(b	)	110	622	(1)	110	621	731	(116)	35
Los Angeles	CA	6/30/2003	(b	)	174	985	152	174	1,137	1,311	(185)	35
Lynwood	CA	6/30/2003	(b	)	159	904	(1)	159	903	1,062	(169)	35
Merced	CA	6/30/2003	—		470	2,693	—	470	2,693	3,163	(502)	35
Mesa	AZ	6/30/2003	(b	)	283	1,621	(1)	283	1,620	1,903	(302)	35
Miami Lakes	FL	6/30/2003	(b	)	2,190	12,546	114	2,190	12,660	14,850	(2,388)	35
Mission	TX	6/30/2003	(b	)	113	642	(1)	113	641	754	(120)	35
Mission Hills	CA	6/30/2003	(b	)	205	1,179	—	205	1,179	1,384	(236)	35
Murfreesboro	TN	6/30/2003	(b	)	189	1,073	180	189	1,253	1,442	(260)	35
Muskogee	OK	6/30/2003	(b	)	212	1,204	52	212	1,256	1,468	(251)	35
Newport Beach	CA	6/30/2003	(b	)	439	2,517	(2)	439	2,515	2,954	(469)	35
North Hollywood	CA	6/30/2003	(b	)	367	2,105	(2)	367	2,103	2,470	(392)	35
North Kansas City	MO	6/30/2003	(b	)	328	1,881	278	328	2,159	2,487	(401)	35
Ocala	FL	6/30/2003	(b	)	299	1,715	374	299	2,089	2,388	(343)	35
Ontario	CA	6/30/2003	(b	)	721	4,127	(1)	720	4,127	4,847	(769)	35
Overland Park	KS	6/30/2003	(b	)	244	1,395	168	244	1,563	1,807	(260)	35
Palmdale	CA	6/30/2003	(b	)	158	895	14	158	909	1,067	(172)	35
Pasadena	CA	6/30/2003	(b	)	689	3,950	33	689	3,983	4,672	(753)	35
Pensacola	FL	6/30/2003	(b	)	323	1,851	365	323	2,216	2,539	(382)	35
Phoenix	AZ	6/30/2003	(b	)	96	542	1	96	543	639	(102)	35
Phoenix	AZ	6/30/2003	(b	)	2,020	11,572	13	2,020	11,585	13,605	(2,157)	35
Phoenix	AZ	6/30/2003	(b	)	972	5,566	15	971	5,582	6,553	(1,037)	35
Phoenix	AZ	6/30/2003	(b	)	970	5,556	16	970	5,572	6,542	(1,035)	35
Phoenix	AZ	6/30/2003	(b	)	892	5,152	69	904	5,209	6,113	(979)	35
Phoenix	AZ	6/30/2003	(b	)	2,123	12,163	1,008	2,122	13,172	15,294	(2,379)	35
Pomona	CA	6/30/2003	(b	)	471	2,699	41	471	2,740	3,211	(517)	35
Port Charlotte	FL	6/30/2003	(b	)	198	1,125	108	198	1,233	1,431	(224)	35
Red Bluff	CA	6/30/2003	(b	)	330	1,888	224	330	2,112	2,442	(408)	35
Redding	CA	6/30/2003	(b	)	548	3,142	70	548	3,212	3,760	(589)	35
Richland	MO	6/30/2003	(b	)	106	602	24	106	626	732	(115)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Richland	WA	6/30/2003	(b	)	372	2,131	40	372	2,171	2,543	(397)	35
Riverside	CA	6/30/2003	(b	)	611	3,500	150	611	3,650	4,261	(652)	35
Rolla	MO	6/30/2003	(b	)	86	487	—	86	487	573	(91)	35
Sacramento	CA	6/30/2003	(b	)	220	1,250	(1)	220	1,249	1,469	(234)	35
Sacramento	CA	6/30/2003	(b	)	174	984	—	174	984	1,158	(184)	35
Salinas	CA	6/30/2003	(b	)	330	1,888	—	330	1,888	2,218	(352)	35
San Antonio	TX	6/30/2003	(b	)	1,068	6,115	61	1,067	6,177	7,244	(1,157)	35
San Bernadino	CA	6/30/2003	(b	)	345	1,979	150	345	2,129	2,474	(400)	35
Santa Barbara	CA	6/30/2003	(b	)	1,408	8,069	86	1,408	8,155	9,563	(1,518)	35
Santa Maria	CA	6/30/2003	(b	)	334	1,916	281	334	2,197	2,531	(373)	35
Savannah	GA	6/30/2003	(b	)	386	2,210	—	386	2,210	2,596	(412)	35
Seattle	WA	6/30/2003	(b	)	333	1,905	(1)	332	1,905	2,237	(355)	35
Spokane	WA	6/30/2003	(b	)	1,499	8,584	(3)	1,498	8,582	10,080	(1,600)	35
Springfield	MO	6/30/2003	(b	)	283	1,620	—	283	1,620	1,903	(302)	35
Springfield	MO	6/30/2003	(b	)	138	779	28	138	807	945	(147)	35
St. Louis	MO	6/30/2003	(b	)	217	1,244	33	217	1,277	1,494	(251)	35
St. Louis	MO	6/30/2003	(b	)	221	1,250	857	221	2,107	2,328	(298)	35
Stockton	CA	6/30/2003	(b	)	587	3,364	3	587	3,367	3,954	(628)	35
Stuart	FL	6/30/2003	(b	)	485	2,783	208	485	2,991	3,476	(541)	35
Sunnyvale	CA	6/30/2003	(b	)	627	3,590	(3)	626	3,588	4,214	(669)	35
Tampa	FL	6/30/2003	(b	)	1,189	7,401	(253)	1,188	7,149	8,337	(1,343)	35
Tampa	FL	6/30/2003	(b	)	426	2,442	—	426	2,442	2,868	(455)	35
Torrance	CA	6/30/2003	(b	)	222	1,258	10	222	1,268	1,490	(240)	35
Tulsa	OK	6/30/2003	(b	)	142	807	54	142	861	1,003	(164)	35
Valdosta	GA	6/30/2003	(b	)	259	1,487	653	259	2,140	2,399	(321)	35
Ventura	CA	6/30/2003	(b	)	355	2,032	—	355	2,032	2,387	(379)	35
Walla Walla	WA	6/30/2003	(b	)	206	1,169	260	206	1,429	1,635	(238)	35
Whittier	CA	6/30/2003	(b	)	470	2,694	10	470	2,704	3,174	(507)	35
Winder	GA	6/30/2003	(b	)	96	541	32	95	574	669	(104)	35
Winter Park	FL	6/30/2003	(b	)	348	1,993	105	360	2,086	2,446	(412)	35
Yuba City	CA	6/30/2003	(b	)	302	1,733	242	302	1,975	2,277	(348)	35
Hickory	NC	8/8/2003	—		124	—	—	124	—	124	—	—
Bethel	OH	8/22/2003	—		51	314	11	51	325	376	(56)	35
San Rafael	CA	8/28/2003	(g	)	420	2,381	22	420	2,403	2,823	(440)	35
Abingdon	VA	8/29/2003	(g	)	131	741	8	131	749	880	(136)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Irvington	NJ	8/29/2003	(g	)	131	741	—	131	741	872	(134)	35
Ashtabula	OH	9/12/2003	(g	)	285	1,646	—	285	1,646	1,931	(306)	35
Beachwood	OH	9/12/2003	(g	)	232	1,363	—	232	1,363	1,595	(261)	35
Bedford	OH	9/12/2003	(g	)	96	609	—	96	609	705	(132)	35
Berea	OH	9/12/2003	(g	)	189	1,136	2	189	1,138	1,327	(229)	35
Cincinnati	OH	9/12/2003	(g	)	60	371	—	60	371	431	(78)	35
Cincinnati	OH	9/12/2003	(g	)	74	446	—	74	446	520	(89)	35
Cleveland	OH	9/12/2003	(g	)	73	452	—	73	452	525	(94)	35
Cleveland	OH	9/12/2003	(g	)	392	2,272	1	392	2,273	2,665	(427)	35
Cleveland	OH	9/12/2003	(g	)	80	491	—	80	491	571	(103)	35
Cleveland	OH	9/12/2003	(g	)	137	842	—	137	842	979	(175)	35
Cleveland	OH	9/12/2003	(g	)	67	446	—	67	446	513	(103)	35
Cleveland	OH	9/12/2003	(g	)	131	805	—	131	805	936	(168)	35
Cleveland	OH	9/12/2003	(g	)	116	720	1	117	720	837	(151)	35
Conneaut	OH	9/12/2003	(g	)	106	653	—	106	653	759	(137)	35
Euclid	OH	9/12/2003	(g	)	102	659	—	102	659	761	(146)	35
Euclid	OH	9/12/2003	(g	)	103	615	—	103	615	718	(121)	35
Garfield Height	OH	9/12/2003	(g	)	71	439	—	71	439	510	(92)	35
Geneva	OH	9/12/2003	(g	)	134	836	—	134	836	970	(178)	35
Jefferson	OH	9/12/2003	(g	)	130	819	—	130	819	949	(176)	35
Kent	OH	9/12/2003	(g	)	43	248	—	43	248	291	(47)	35
Mason	OH	9/12/2003	(g	)	58	345	—	58	345	403	(69)	35
Medina	OH	9/12/2003	(g	)	100	606	(2)	98	606	704	(123)	35
Mentor	OH	9/12/2003	(g	)	98	588	—	98	588	686	(117)	35
Mentor	OH	9/12/2003	(g	)	152	903	—	152	903	1,055	(178)	35
Milford	OH	9/12/2003	(g	)	108	675	—	108	675	783	(145)	35
Pepper Pike	OH	9/12/2003	(g	)	167	978	—	167	978	1,145	(188)	35
Rock Creek	OH	9/12/2003	(g	)	45	273	—	45	273	318	(56)	35
Shaker Heights	OH	9/12/2003	(g	)	241	1,442	2	241	1,444	1,685	(285)	35
Springfield Twp	OH	9/12/2003	(g	)	64	383	—	64	383	447	(76)	35
Strongville	OH	9/12/2003	(g	)	103	654	—	103	654	757	(143)	35
Asheville	NC	9/24/2003	—		505	2,923	(2)	505	2,921	3,426	(519)	35
Asheville	NC	9/24/2003	(c	)	64	374	(1)	64	373	437	(66)	35
Asheville	NC	9/24/2003	—		60	350	—	60	350	410	(62)	35
Black Mountain	NC	9/24/2003	(g	)	30	194	—	30	194	224	(48)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Boone	NC	9/24/2003	(c	)	112	655	—	112	655	767	(117)	35
Brevard	NC	9/24/2003	(g	)	50	314	—	50	314	364	(73)	35
Burgaw	NC	9/24/2003	(c	)	63	369	(1)	63	368	431	(66)	35
Burlington	NC	9/24/2003	(c	)	95	552	(1)	95	551	646	(98)	35
Burlington	NC	9/24/2003	(c	)	210	1,215	5	210	1,220	1,430	(217)	35
Calabash	NC	9/24/2003	(g	)	69	414	(1)	69	413	482	(86)	35
Candler	NC	9/24/2003	(c	)	74	430	(1)	74	429	503	(76)	35
Carolina Beach	NC	9/24/2003	(c	)	154	895	(2)	153	894	1,047	(159)	35
Cary	NC	9/24/2003	(c	)	81	472	—	81	472	553	(84)	35
Charlotte	NC	9/24/2003	(c	)	87	505	(2)	86	504	590	(90)	35
Charlotte	NC	9/24/2003	(c	)	178	1,035	(2)	177	1,034	1,211	(184)	35
Charlotte	NC	9/24/2003	(c	)	230	1,338	(2)	229	1,337	1,566	(238)	35
Charlotte	NC	9/24/2003	(c	)	166	965	(2)	165	964	1,129	(172)	35
Charlotte	NC	9/24/2003	(c	)	142	826	(2)	141	825	966	(147)	35
Charlotte	NC	9/24/2003	(c	)	95	554	(1)	95	553	648	(99)	35
Charlotte	NC	9/24/2003	(c	)	172	1,003	(1)	172	1,002	1,174	(178)	35
Charlotte	NC	9/24/2003	(c	)	101	587	—	101	587	688	(104)	35
Charlotte	NC	9/24/2003	—		79	462	—	79	462	541	(82)	35
Cherryville	NC	9/24/2003	(c	)	73	427	—	73	427	500	(76)	35
Columbus	NC	9/24/2003	(c	)	48	281	—	48	281	329	(50)	35
Cornelius	NC	9/24/2003	(c	)	259	1,510	1	259	1,511	1,770	(269)	35
Dallas	NC	9/24/2003	(c	)	64	372	(1)	64	371	435	(66)	35
Denver	NC	9/24/2003	(c	)	54	312	—	54	312	366	(56)	35
Dunn	NC	9/24/2003	(g	)	166	1,052	(1)	166	1,051	1,217	(255)	35
Durham	NC	9/24/2003	(c	)	95	551	(2)	94	550	644	(98)	35
Durham	NC	9/24/2003	(c	)	79	463	—	79	463	542	(82)	35
Eden	NC	9/24/2003	(c	)	144	834	(1)	144	833	977	(148)	35
Eden	NC	9/24/2003	(g	)	30	184	—	30	184	214	(40)	35
Elizabethtown	NC	9/24/2003	(c	)	86	499	(2)	85	498	583	(89)	35
Farmville	NC	9/24/2003	(c	)	128	747	(1)	128	746	874	(133)	35
Fayetteville	NC	9/24/2003	(c	)	86	502	(1)	86	501	587	(89)	35
Fayetteville	NC	9/24/2003	(c	)	88	513	(1)	88	512	600	(91)	35
Fayetteville	NC	9/24/2003	(c	)	92	535	—	92	535	627	(95)	35
Garner	NC	9/24/2003	(c	)	103	601	—	103	601	704	(107)	35
Gastonia	NC	9/24/2003	(c	)	396	2,276	(3)	395	2,274	2,669	(404)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Gastonia	NC	9/24/2003	(c	)	188	1,087	(1)	188	1,086	1,274	(193)	35
Gastonia	NC	9/24/2003	(c	)	81	472	—	81	472	553	(84)	35
Greensboro	NC	9/24/2003	(c	)	102	594	(1)	102	593	695	(106)	35
Greensboro	NC	9/24/2003	(c	)	128	745	—	128	745	873	(133)	35
Greenville	NC	9/24/2003	—		499	2,831	(2)	498	2,830	3,328	(501)	35
Greenville	NC	9/24/2003	(c	)	137	799	(1)	137	798	935	(142)	35
Greenville	NC	9/24/2003	—		88	497	—	88	497	585	(88)	35
Greenville	NC	9/24/2003	(c	)	91	530	—	91	530	621	(94)	35
Havelock	NC	9/24/2003	(g	)	81	515	(1)	81	514	595	(126)	35
Henderson	NC	9/24/2003	(c	)	68	390	(1)	67	390	457	(69)	35
Henderson	NC	9/24/2003	(c	)	22	129	671	123	699	822	(124)	35
High Point	NC	9/24/2003	(c	)	74	429	(1)	74	428	502	(76)	35
High Point	NC	9/24/2003	(c	)	131	762	—	131	762	893	(136)	35
Hillsborough	NC	9/24/2003	(c	)	39	225	(1)	39	224	263	(40)	35
Kenansville	NC	9/24/2003	(c	)	72	418	—	72	418	490	(74)	35
Kinston	NC	9/24/2003	(g	)	60	363	(1)	60	362	422	(78)	35
Kinston	NC	9/24/2003	(c	)	150	876	(1)	150	875	1,025	(156)	35
Lincolnton	NC	9/24/2003	—		397	2,303	(4)	396	2,300	2,696	(452)	35
Lincolnton	NC	9/24/2003	(c	)	96	561	(1)	96	560	656	(100)	35
Marion	NC	9/24/2003	(c	)	197	1,148	1	197	1,149	1,346	(204)	35
Monroe	NC	9/24/2003	(c	)	155	907	(1)	155	906	1,061	(161)	35
Mooresville	NC	9/24/2003	(c	)	122	708	(1)	121	708	829	(126)	35
Mount Olive	NC	9/24/2003	(c	)	90	519	(1)	90	518	608	(92)	35
New Bern	NC	9/24/2003	(c	)	84	489	(1)	84	488	572	(87)	35
North Wilkesboro	NC	9/24/2003	(g	)	73	439	—	73	439	512	(92)	35
Pinehurst	NC	9/24/2003	(c	)	105	610	(1)	105	609	714	(109)	35
Pleasant Garden	NC	9/24/2003	(c	)	44	257	—	44	257	301	(46)	35
Raleigh	NC	9/24/2003	(c	)	258	1,491	(2)	258	1,489	1,747	(265)	35
Raleigh	NC	9/24/2003	(c	)	140	819	(1)	140	818	958	(146)	35
Raleigh	NC	9/24/2003	(c	)	120	699	(1)	120	698	818	(124)	35
Raleigh	NC	9/24/2003	(c	)	84	490	(1)	84	489	573	(87)	35
Reidsville	NC	9/24/2003	(c	)	94	541	(1)	94	540	634	(96)	35
Richlands	NC	9/24/2003	(g	)	53	328	(1)	53	327	380	(77)	35
Salisbury	NC	9/24/2003	(c	)	170	994	(1)	170	993	1,163	(177)	35
Salisbury	NC	9/24/2003	(c	)	65	379	—	65	379	444	(67)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Southern Piens	NC	9/24/2003	(c	)	142	829	(1)	142	828	970	(147)	35
Spring Lake	NC	9/24/2003	(c	)	155	907	(1)	155	906	1,061	(161)	35
Spruce Pine	NC	9/24/2003	(c	)	126	719	(1)	126	718	844	(127)	35
Statesville	NC	9/24/2003	(c	)	337	1,927	(3)	336	1,925	2,261	(342)	35
Statesville	NC	9/24/2003	(c	)	135	784	(2)	134	783	917	(140)	35
Swansboro	NC	9/24/2003	(c	)	47	273	—	47	273	320	(49)	35
Tarboro	NC	9/24/2003	(g	)	120	733	(1)	120	732	852	(163)	35
Tarboro	NC	9/24/2003	(g	)	42	237	—	42	237	279	(42)	35
Troutman	NC	9/24/2003	(c	)	86	499	(2)	85	498	583	(89)	35
Tryon	NC	9/24/2003	(c	)	147	856	(1)	147	855	1,002	(152)	35
Washington	NC	9/24/2003	(g	)	70	417	—	70	417	487	(86)	35
Wilmington	NC	9/24/2003	(c	)	186	1,086	(1)	186	1,085	1,271	(193)	35
Wilmington	NC	9/24/2003	—		57	321	(1)	57	320	377	(57)	35
Wilmington	NC	9/24/2003	(c	)	155	903	(1)	155	902	1,057	(161)	35
Winston-Salem	NC	9/24/2003	(c	)	223	1,301	(2)	223	1,299	1,522	(231)	35
Winston-Salem	NC	9/24/2003	(c	)	95	555	—	95	555	650	(99)	35
Wilmington	DE	9/30/2003	40,832		4,900	38,163	4,699	4,900	42,862	47,762	(9,228)	33
St. Louis	MO	12/15/2003	56,000		10,153	66,654	3,613	10,123	70,297	80,420	(13,921)	35
Arlington	TX	2/20/2004	1,669		237	1,522	4	237	1,526	1,763	(253)	35
Ennis	TX	2/20/2004	1,749		226	1,486	130	226	1,616	1,842	(282)	35
Hillsboro	TX	2/20/2004	770		100	681	64	100	745	845	(160)	35
Paris	TX	2/20/2004	1,091		138	908	5	138	913	1,051	(158)	35
Stephenville	TX	2/20/2004	1,412		190	1,243	6	190	1,249	1,439	(213)	35
Sylvania	GA	4/1/2004	(g	)	100	568	—	100	568	668	(89)	35
Leesburg	VA	6/25/2004	(g	)	505	3,065	2	505	3,067	3,572	(447)	35
Charlotte	NC	7/29/2004	76,494		12,259	77,057	3,019	12,259	80,076	92,335	(15,085)	35
Charlotte	NC	9/1/2004	(g	)	136	768	—	136	768	904	(107)	35
Dunwoody	GA	9/1/2004	—		144	817	—	144	817	961	(113)	35
York	PA	9/1/2004	(g	)	57	324	—	57	324	381	(45)	35
Alexandria	VA	9/22/2004	(d	)	443	1,075	314	443	1,389	1,832	(175)	35
Amherst	VA	9/22/2004	(d	)	24	166	—	24	166	190	(23)	35
Anderson	SC	9/22/2004	(d	)	49	344	25	49	369	418	(48)	35
Asheville	NC	9/22/2004	(d	)	348	2,853	9	348	2,862	3,210	(382)	35
Atlanta	GA	9/22/2004	(d	)	1,777	15,215	140	1,777	15,355	17,132	(2,044)	35
Baltimore	MD	9/22/2004	(d	)	199	1,370	—	199	1,370	1,569	(255)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Bennettsville	SC	9/22/2004	(d	)	48	289	358	48	647	695	(40)	35
Blacksburg	VA	9/22/2004	(d	)	36	250	8	36	258	294	(43)	35
Boynton Beach	FL	9/22/2004	(d	)	108	635	26	108	661	769	(90)	35
Bristol	PA	9/22/2004	(d	)	78	467	35	78	502	580	(51)	35
Brookneal	VA	9/22/2004	(d	)	36	230	—	36	230	266	(32)	35
Burlington	NC	9/22/2004	(d	)	216	1,524	120	216	1,644	1,860	(221)	35
Charleston	SC	9/22/2004	(d	)	408	3,014	363	408	3,377	3,785	(400)	35
Charlottesville	VA	9/22/2004	(d	)	423	3,085	(158)	211	3,139	3,350	(457)	35
Christainsburg	VA	9/22/2004	(d	)	72	456	13	72	469	541	(64)	35
Clintwood	VA	9/22/2004	(d	)	48	311	145	48	456	504	(45)	35
Colombia	SC	9/22/2004	(d	)	568	6,490	—	568	6,490	7,058	(893)	35
Columbus	GA	9/22/2004	(d	)	348	2,720	26	348	2,746	3,094	(371)	35
Dade City	FL	9/22/2004	(d	)	48	272	159	48	431	479	(44)	35
Dalton	GA	9/22/2004	(d	)	144	962	261	144	1,223	1,367	(160)	35
Deland	FL	9/22/2004	(d	)	192	1,163	225	192	1,388	1,580	(166)	35
Delray Beach	FL	9/22/2004	(d	)	144	857	408	144	1,265	1,409	(139)	35
Glen Allen	VA	9/22/2004	(d	)	1,019	7,680	—	1,019	7,680	8,699	(1,016)	35
Glen Allen	VA	9/22/2004	(d	)	863	6,538	194	863	6,732	7,595	(892)	35
Goldsboro	NC	9/22/2004	(d	)	228	1,694	63	228	1,757	1,985	(378)	35
Hadden Twnship	NJ	9/22/2004	(d	)	467	3,872	920	467	4,792	5,259	(608)	35
Harrisinburg	VA	9/22/2004	(d	)	144	899	61	144	960	1,104	(124)	35
Hendersonville	NC	9/22/2004	(d	)	120	745	—	120	745	865	(103)	35
Hollywood	FL	9/22/2004	(d	)	72	434	17	72	451	523	(64)	35
Lakeland	FL	9/22/2004	(d	)	228	1,590	14	228	1,604	1,832	(210)	35
Lancaster	PA	9/22/2004	(d	)	683	4,953	101	683	5,054	5,737	(668)	35
Lebanon	PA	9/22/2004	(d	)	36	233	42	36	275	311	(30)	35
Madison	FL	9/22/2004	(d	)	48	298	254	48	552	600	(41)	35
Media	PA	9/22/2004	(d	)	216	1,252	60	216	1,312	1,528	(170)	35
Morristown	NJ	9/22/2004	(d	)	638	4,333	103	638	4,436	5,074	(571)	35
Naples	FL	9/22/2004	(d	)	132	766	63	132	829	961	(104)	35
Norristown	PA	9/22/2004	(d	)	240	1,550	216	240	1,766	2,006	(216)	35
North Brunswick	NJ	9/22/2004	(d	)	—	261	25	—	286	286	(42)	35
North Brunswick	NJ	9/22/2004	(d	)	1,140	9,485	32	1,140	9,517	10,657	(1,267)	35
Pensacola	FL	9/22/2004	(d	)	156	937	1,370	156	2,307	2,463	(259)	35
Petersburg	VA	9/22/2004	(d	)	36	233	56	36	289	325	(32)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Philadelphia	PA	9/22/2004	(d	)	276	1,762	67	276	1,829	2,105	(230)	35
Philadelphia	PA	9/22/2004	(d	)	1,335	11,570	2,247	1,335	13,817	15,152	(1,754)	35
Raleigh	NC	9/22/2004	(d	)	3,200	25,480	315	3,200	25,795	28,995	(3,467)	35
Red Bank	NJ	9/22/2004	(d	)	544	3,686	—	544	3,686	4,230	(484)	35
Roanoke	VA	9/22/2004	(d	)	3,440	26,788	510	3,440	27,298	30,738	(3,633)	35
Smithfield	NC	9/22/2004	(d	)	48	302	46	48	348	396	(42)	35
Succasunna	NJ	9/22/2004	(d	)	204	1,188	154	204	1,342	1,546	(162)	35
Sumter	SC	9/22/2004	(d	)	108	649	338	108	987	1,095	(89)	35
Thomasville	NC	9/22/2004	(d	)	84	504	—	84	504	588	(76)	35
Toms River	NJ	9/22/2004	(d	)	300	2,308	11	300	2,319	2,619	(307)	35
Trenton	NJ	9/22/2004	(d	)	147	888	87	147	975	1,122	(126)	35
Union	NJ	9/22/2004	(d	)	228	1,314	492	228	1,806	2,034	(181)	35
Virginia Beach	VA	9/22/2004	(d	)	156	1,227	—	156	1,227	1,383	(165)	35
Warrenton	VA	9/22/2004	(d	)	60	359	101	60	460	520	(77)	35
Waterbury	CT	9/22/2004	(d	)	168	1,632	28	168	1,660	1,828	(220)	35
West Chester	PA	9/22/2004	(d	)	240	1,586	26	240	1,612	1,852	(209)	35
West Palm Beach	FL	9/22/2004	(d	)	48	294	54	48	348	396	(65)	35
West Palm Beach	FL	9/22/2004	(d	)	180	1,106	286	180	1,392	1,572	(231)	35
West Palm Beach	FL	9/22/2004	(d	)	755	5,219	626	755	5,845	6,600	(835)	35
Williamsburg	VA	9/22/2004	(d	)	108	649	12	108	661	769	(89)	35
Winstom Salem	NC	9/22/2004	(d	)	1,258	13,128	33	1,258	13,161	14,419	(1,796)	35
Winstom Salem	NC	9/22/2004	(d	)	851	7,583	445	851	8,028	8,879	(1,049)	35
Winter Garden	FL	9/22/2004	(d	)	84	502	104	84	606	690	(106)	35
Winterville	NC	9/22/2004	(d	)	947	7,265	15	947	7,280	8,227	(967)	35
York	PA	9/22/2004	(d	)	216	1,605	256	216	1,861	2,077	(260)	35
Abingdon	VA	10/1/2004	(e	)	91	550	—	91	550	641	(77)	35
Albany	NY	10/1/2004	(e	)	966	7,642	3	966	7,645	8,611	(1,053)	35
Allbany	NY	10/1/2004	(e	)	1,296	9,934	134	1,296	10,068	11,364	(1,473)	35
Arnold	CA	10/1/2004	(e	)	106	601	—	106	601	707	(81)	35
Auburn	ME	10/1/2004	(e	)	77	438	3	77	441	518	(60)	35
Auburn	NY	10/1/2004	(e	)	426	3,034	2	426	3,036	3,462	(417)	35
Austin	TX	10/1/2004	—		67	409	54	67	463	530	(56)	35
Bakersfield	CA	10/1/2004	(e	)	125	730	—	125	730	855	(98)	35
Ballwin	MO	10/1/2004	(e	)	111	666	—	111	666	777	(93)	35
Beaumont	TX	10/1/2004	(e	)	67	379	134	67	513	580	(57)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Belton	MO	10/1/2004	(e	)	106	641	66	106	707	813	(116)	35
Benton	AR	10/1/2004	(e	)	80	508	—	80	508	588	(77)	35
Blountstown	FL	10/1/2004	(e	)	80	486	—	80	486	566	(68)	35
Bradenton	FL	10/1/2004	(e	)	92	555	16	92	571	663	(80)	35
Bradentown	FL	10/1/2004	(e	)	131	818	—	131	818	949	(114)	35
Bridgewater	NJ	10/1/2004	(e	)	879	6,109	585	879	6,694	7,573	(977)	35
Broken Arrow	OK	10/1/2004	(e	)	74	470	10	74	480	554	(89)	35
Brooksville	FL	10/1/2004	(e	)	117	738	—	117	738	855	(103)	35
Burbank	CA	10/1/2004	(e	)	142	830	—	142	830	972	(111)	35
Burlingame	CA	10/1/2004	(e	)	122	779	—	122	779	901	(109)	35
Camas	WA	10/1/2004	(e	)	72	430	137	72	567	639	(65)	35
Canoga Park	CA	10/1/2004	(e	)	108	611	73	108	684	792	(83)	35
Catoosa	OK	10/1/2004	(e	)	85	506	55	85	561	646	(79)	35
Charlotte	NC	10/1/2004	(e	)	2,828	21,587	98	2,828	21,685	24,513	(3,050)	35
Clarkson	WA	10/1/2004	(e	)	91	558	—	91	558	649	(79)	35
Crystal River	FL	10/1/2004	(e	)	99	613	40	99	653	752	(92)	35
Daytona Beach	FL	10/1/2004	(e	)	144	917	—	144	917	1,061	(129)	35
Decatur	GA	10/1/2004	—		93	564	—	93	564	657	(79)	35
Dinuba	CA	10/1/2004	(e	)	105	592	37	105	629	734	(80)	35
East Brunswick	NJ	10/1/2004	(e	)	149	872	—	149	872	1,021	(117)	35
East Meadow	NY	10/1/2004	(e	)	76	431	28	76	459	535	(59)	35
East Point	GA	10/1/2004	(e	)	114	687	6	114	693	807	(105)	35
Edmonds	WA	10/1/2004	(e	)	84	515	—	84	515	599	(73)	35
Eureka	CA	10/1/2004	(e	)	124	725	—	124	725	849	(97)	35
Fairfax	VA	10/1/2004	(e	)	161	941	74	161	1,015	1,176	(126)	35
Farmington	CT	10/1/2004	(e	)	1,266	9,598	74	1,266	9,672	10,938	(1,337)	35
Folsum	CA	10/1/2004	(e	)	112	1,191	—	112	1,191	1,303	(128)	35
Forsyth	MO	10/1/2004	(e	)	82	490	22	82	512	594	(70)	35
Fort Bragg	CA	10/1/2004	(e	)	85	480	85	85	565	650	(65)	35
Fresno	CA	10/1/2004	(e	)	114	648	—	114	648	762	(88)	35
Ft Walton Beach	FL	10/1/2004	(e	)	112	669	104	112	773	885	(121)	35
Ft. Lauderdale	FL	10/1/2004	(e	)	103	621	253	103	874	977	(121)	35
Ft. Myers Beach	FL	10/1/2004	(e	)	91	548	—	91	548	639	(77)	35
Grants Pass	OR	10/1/2004	—		62	392	96	52	498	550	(52)	35
Great Neck	NY	10/1/2004	(e	)	75	425	—	75	425	500	(57)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Greenwich	CT	10/1/2004	(e	)	256	2,092	89	256	2,181	2,437	(344)	35
Gresham	OR	10/1/2004	(e	)	115	735	16	115	751	866	(108)	35
Hammonton	NJ	10/1/2004	(e	)	272	2,038	—	272	2,038	2,310	(284)	35
Hampton	VA	10/1/2004	(e	)	129	817	—	129	817	946	(126)	35
Hanford	CA	10/1/2004	(e	)	96	599	—	96	599	695	(86)	35
Healdsburg	CA	10/1/2004	(e	)	111	630	—	111	630	741	(85)	35
Helmet	CA	10/1/2004	(e	)	178	1,040	153	178	1,193	1,371	(142)	35
Hilton Head	SC	10/1/2004	(e	)	141	866	21	141	887	1,028	(125)	35
Homestead	FL	10/1/2004	(e	)	106	686	107	106	793	899	(100)	35
Horsham	PA	10/1/2004	(e	)	955	7,227	609	955	7,836	8,791	(1,166)	35
Houston	TX	10/1/2004	(e	)	110	699	—	110	699	809	(120)	35
Independence	MO	10/1/2004	(e	)	97	597	88	97	685	782	(92)	35
Jamaica	NY	10/1/2004	(e	)	99	560	—	99	560	659	(76)	35
Kansas City	MO	10/1/2004	(e	)	100	598	1	100	599	699	(84)	35
Kennewick	WA	10/1/2004	(e	)	115	699	—	115	699	814	(98)	35
Lakewood	NJ	10/1/2004	(e	)	134	782	19	134	801	935	(109)	35
Las Cruces	NM	10/1/2004	(e	)	95	622	63	95	685	780	(128)	35
Las Vegas	NV	10/1/2004	(e	)	974	7,368	180	974	7,548	8,522	(1,033)	35
Lebanon	TN	10/1/2004	(e	)	92	553	106	92	659	751	(78)	35
Lemoore	CA	10/1/2004	(e	)	83	473	7	83	480	563	(64)	35
Levittown	NY	10/1/2004	(e	)	116	678	52	116	730	846	(96)	35
Linden	NJ	10/1/2004	(e	)	166	970	12	166	982	1,148	(134)	35
Live Oak	FL	10/1/2004	(e	)	61	368	120	61	488	549	(132)	35
Livermore	CA	10/1/2004	(e	)	176	1,029	—	176	1,029	1,205	(138)	35
Los Angeles	CA	10/1/2004	(e	)	122	713	—	122	713	835	(95)	35
Los Angeles	CA	10/1/2004	(e	)	137	803	—	137	803	940	(107)	35
Lynden	WA	10/1/2004	(e	)	70	419	—	70	419	489	(59)	35
Malden	MA	10/1/2004	(e	)	3,095	23,448	627	3,095	24,075	27,170	(3,305)	35
Maplewood	NJ	10/1/2004	(e	)	154	898	111	154	1,009	1,163	(120)	35
Merrick	NY	10/1/2004	(e	)	194	1,470	167	194	1,637	1,831	(220)	35
Miami	FL	10/1/2004	(e	)	140	892	—	140	892	1,032	(125)	35
Miami	FL	10/1/2004	(e	)	172	1,002	133	172	1,135	1,307	(139)	35
Montrose	CA	10/1/2004	(e	)	109	616	—	109	616	725	(83)	35
Mountain Home	AR	10/1/2004	(e	)	97	598	—	97	598	695	(85)	35
Nashua	NH	10/1/2004	(e	)	365	2,720	22	365	2,742	3,107	(425)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Nederland	TX	10/1/2004	(e	)	74	420	31	74	451	525	(58)	35
New Port Richey	FL	10/1/2004	(e	)	68	413	—	68	413	481	(58)	35
Newark	DE	10/1/2004	(e	)	1,217	9,182	166	1,217	9,348	10,565	(1,312)	35
North Kingstown	RI	10/1/2004	(e	)	93	612	18	93	630	723	(92)	35
Ontario	CA	10/1/2004	(e	)	127	743	35	127	778	905	(115)	35
Orange	VA	10/1/2004	(e	)	136	818	18	136	836	972	(117)	35
Orangevale	CA	10/1/2004	(e	)	121	688	133	121	821	942	(93)	35
Oroville	CA	10/1/2004	(e	)	79	449	50	79	499	578	(67)	35
Peachtree City	GA	10/1/2004	(e	)	135	874	(14)	135	860	995	(121)	35
Pennsauken	NJ	10/1/2004	(e	)	171	1,183	5	171	1,188	1,359	(173)	35
Philadelphia	PA	10/1/2004	(e	)	186	1,090	43	186	1,133	1,319	(179)	35
Plantation	FL	10/1/2004	(e	)	139	878	—	139	878	1,017	(123)	35
Plantation	FL	10/1/2004	(e	)	119	711	—	119	711	830	(99)	35
Pleasanton	CA	10/1/2004	(e	)	113	642	—	113	642	755	(87)	35
Port Charlotte	FL	10/1/2004	(e	)	98	590	30	98	620	718	(93)	35
Port Townsend	WA	10/1/2004	(e	)	77	435	1	77	436	513	(59)	35
Porterville	CA	10/1/2004	(e	)	103	644	4	103	648	751	(93)	35
Portland	OR	10/1/2004	(e	)	128	787	20	128	807	935	(111)	35
Portsmouth	NH	10/1/2004	(e	)	142	829	—	142	829	971	(111)	35
Providence	RI	10/1/2004	(e	)	1,320	10,438	2	1,320	10,440	11,760	(1,576)	35
Quincy	WA	10/1/2004	(e	)	88	517	—	88	517	605	(72)	35
Redding	CA	10/1/2004	(e	)	95	538	114	95	652	747	(112)	35
Redmond	OR	10/1/2004	(e	)	36	225	10	36	235	271	(34)	35
Reedley	CA	10/1/2004	(e	)	85	483	—	85	483	568	(65)	35
Reseda	CA	10/1/2004	(e	)	110	625	5	110	630	740	(85)	35
Richmond	VA	10/1/2004	(e	)	163	1,020	1	163	1,021	1,184	(142)	35
Ridgecrest	CA	10/1/2004	(e	)	104	590	—	104	590	694	(80)	35
Rochester	NY	10/1/2004	—		809	6,552	(4,753)	809	1,799	2,608	(610)	35
Rock Hill	SC	10/1/2004	(e	)	157	972	(5)	157	967	1,124	(134)	35
San Antonio	TX	10/1/2004	(e	)	110	661	—	110	661	771	(93)	35
San Antonio	TX	10/1/2004	(e	)	142	827	64	142	891	1,033	(120)	35
San Francisco	CA	10/1/2004	(e	)	123	722	—	123	722	845	(96)	35
San Jose	CA	10/1/2004	(e	)	100	568	28	100	596	696	(80)	35
San Leandro	CA	10/1/2004	(e	)	125	731	162	125	893	1,018	(108)	35
Santa Fe	NM	10/1/2004	(e	)	299	1,734	3	299	1,737	2,036	(233)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Sarasota	FL	10/1/2004	(g	)	92	585	11	92	596	688	(94)	35
Seattle	WA	10/1/2004	(e	)	86	523	—	86	523	609	(74)	35
Seattle	WA	10/1/2004	(e	)	193	1,172	—	193	1,172	1,365	(161)	35
Sequim	WA	10/1/2004	(e	)	127	786	—	127	786	913	(109)	35
Sherman Oaks	CA	10/1/2004	(e	)	106	598	—	106	598	704	(81)	35
South Orange	NJ	10/1/2004	(e	)	61	344	27	61	371	432	(47)	35
South Portland	ME	10/1/2004	(e	)	214	1,691	—	214	1,691	1,905	(238)	35
St. Helena	CA	10/1/2004	(e	)	126	737	1	126	738	864	(98)	35
Stockton	CA	10/1/2004	(e	)	128	747	—	128	747	875	(100)	35
Stockton	CA	10/1/2004	(e	)	119	694	—	119	694	813	(93)	35
Summit	NJ	10/1/2004	(e	)	149	873	—	149	873	1,022	(117)	35
Summit	NJ	10/1/2004	(e	)	131	903	30	131	933	1,064	(132)	35
Sun City	AZ	10/1/2004	(e	)	130	825	—	130	825	955	(116)	35
Susanville	CA	10/1/2004	(e	)	89	505	—	89	505	594	(68)	35
Tulsa	OK	10/1/2004	(e	)	107	646	—	107	646	753	(91)	35
Tulsa	OK	10/1/2004	(e	)	64	388	16	64	404	468	(59)	35
Turlock	CA	10/1/2004	(e	)	102	637	—	102	637	739	(91)	35
Union City	NJ	10/1/2004	(e	)	116	678	—	116	678	794	(91)	35
Vacaville	CA	10/1/2004	(e	)	146	855	—	146	855	1,001	(114)	35
Vernon	CA	10/1/2004	(e	)	136	80	—	136	80	216	(52)	35
W. Los Angeles	CA	10/1/2004	(e	)	154	902	—	154	902	1,056	(121)	35
Waltham	MA	10/1/2004	(e	)	2,818	21,352	1,232	2,818	22,584	25,402	(2,972)	35
Wantagh	NY	10/1/2004	(e	)	59	336	—	59	336	395	(46)	35
Wenatchee	WA	10/1/2004	(e	)	118	740	—	118	740	858	(103)	35
West Hempstead	NY	10/1/2004	(e	)	319	2,440	1	319	2,441	2,760	(339)	35
West Palm Beach	FL	10/1/2004	(e	)	142	977	—	142	977	1,119	(142)	35
West Seneca	NY	10/1/2004	(e	)	886	6,700	46	886	6,746	7,632	(933)	35
Wheaton	MD	10/1/2004	(e	)	85	538	—	85	538	623	(98)	35
Wichita Falls	TX	10/1/2004	(e	)	116	700	—	116	700	816	(98)	35
Richmond	VA	10/8/2004	—		93	528	—	93	528	621	(71)	35
Kansas City	MO	11/18/2004	(g	)	2,378	17,687	1,986	2,378	19,673	22,051	(2,473)	35
Pensacola	FL	12/22/2004	—		64	365	—	64	365	429	(46)	35
Southampton	PA	1/13/2005	(g	)	154	871	106	170	961	1,131	(110)	35
Fayetteville	GA	1/26/2005	—		159	902	—	159	902	1,061	(110)	35
Harrisonburg	VA	1/26/2005	—		110	624	—	110	624	734	(76)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Highland Sprngs	VA	1/26/2005	—		115	649	—	115	649	764	(79)	35
Midlothian	VA	1/26/2005	—		148	838	—	148	838	986	(102)	35
Richmond	VA	1/26/2005	(g	)	139	788	—	139	788	927	(96)	35
Delray Beach	FL	2/24/2005	—		154	871	—	154	871	1,025	(103)	35
Landing	NJ	5/26/2005	—		140	793	—	140	793	933	(85)	35
Midland	NC	5/27/2005	(g	)	72	408	—	72	408	480	(44)	35
Addison	IL	6/7/2005	—		51	288	959	37	1,261	1,298	(76)	35
Cleveland	OH	6/7/2005	—		61	347	(241)	61	106	167	(25)	35
Cleveland	OH	6/7/2005	(g	)	112	648	2,141	112	2,789	2,901	(178)	35
Aiken	SC	6/15/2005	(g	)	74	565	176	74	741	815	(73)	35
Albertville	AL	6/15/2005	(g	)	20	114	112	20	226	246	(18)	35
Anniston	AL	6/15/2005	—		132	1,043	—	132	1,043	1,175	(105)	35
Athens	AL	6/15/2005	(g	)	31	279	87	31	366	397	(41)	35
Batesville	AR	6/15/2005	(g	)	60	527	437	60	964	1,024	(92)	35
Beebe	AR	6/15/2005	(g	)	27	205	112	27	317	344	(32)	35
Belle Chasse	LA	6/15/2005	(g	)	110	849	208	110	1,057	1,167	(102)	35
Belleville	IL	6/15/2005	(g	)	176	1,400	500	176	1,900	2,076	(182)	35
Carrolton	GA	6/15/2005	(g	)	54	369	150	54	519	573	(53)	35
Clarksdale	MS	6/15/2005	(g	)	79	658	253	79	911	990	(83)	35
Columbia	TN	6/15/2005	(g	)	46	291	199	46	490	536	(46)	35
Conway	AR	6/15/2005	(g	)	106	893	209	106	1,102	1,208	(115)	35
Cookeville	TN	6/15/2005	(g	)	93	745	347	93	1,092	1,185	(102)	35
Cornelia	GA	6/15/2005	(g	)	99	763	369	99	1,132	1,231	(105)	35
Dallas	GA	6/15/2005	(g	)	29	201	114	29	315	344	(34)	35
DeFuniak Spring	FL	6/15/2005	(g	)	17	98	110	17	208	225	(24)	35
East Alton	IL	6/15/2005	(g	)	36	285	36	36	321	357	(38)	35
El Dorado	AR	6/15/2005	(g	)	93	735	689	93	1,424	1,517	(167)	35
Enterprise	AL	6/15/2005	(g	)	41	318	101	41	419	460	(46)	35
Fayetteville	TN	6/15/2005	(g	)	40	311	163	40	474	514	(49)	35
Franklin	TN	6/15/2005	(g	)	46	325	67	46	392	438	(43)	35
Goodlettsville	TN	6/15/2005	(g	)	214	1,559	733	214	2,292	2,506	(234)	35
Hapeville	GA	6/15/2005	(g	)	106	801	302	106	1,103	1,209	(139)	35
Harriman	TN	6/15/2005	(g	)	52	386	92	52	478	530	(54)	35
Hialeah	FL	6/15/2005	(g	)	39	275	42	39	317	356	(33)	35
Hot Springs	AR	6/15/2005	(g	)	300	2,289	805	300	3,094	3,394	(343)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Houma	LA	6/15/2005	(g	)	90	648	412	90	1,060	1,150	(79)	35
Huntsville	AL	6/15/2005	(g	)	51	492	(330)	51	162	213	(40)	35
Indianola	IA	6/15/2005	(g	)	112	867	459	112	1,326	1,438	(142)	35
Inverness	FL	6/15/2005	(g	)	131	1,023	225	131	1,248	1,379	(126)	35
Jefferson	GA	6/15/2005	(g	)	71	530	22	71	552	623	(58)	35
Kilgore	TX	6/15/2005	(g	)	51	475	129	51	604	655	(62)	35
Lexington	TN	6/15/2005	(g	)	35	265	89	35	354	389	(38)	35
Lincoln	IL	6/15/2005	(g	)	71	594	250	71	844	915	(110)	35
Longview	TX	6/15/2005	(g	)	111	970	431	111	1,401	1,512	(140)	35
Lufkin	TX	6/15/2005	(g	)	66	621	72	66	693	759	(72)	35
Lutcher	LA	6/15/2005	(g	)	50	348	95	50	443	493	(46)	35
Marianna	FL	6/15/2005	(g	)	65	434	282	65	716	781	(51)	35
Minden	LA	6/15/2005	(g	)	63	524	313	63	837	900	(59)	35
Mobile	AL	6/15/2005	(g	)	54	505	—	54	505	559	(58)	35
Monticello	IA	6/15/2005	(g	)	80	610	417	80	1,027	1,107	(91)	35
Mount Olive	MS	6/15/2005	(g	)	18	105	149	18	254	272	(11)	35
Munford	TN	6/15/2005	(g	)	67	425	243	67	668	735	(63)	35
Nacogdoches	TX	6/15/2005	(g	)	33	237	—	33	237	270	(29)	35
Nacogdoches	TX	6/15/2005	(g	)	100	880	695	100	1,575	1,675	(116)	35
Nashville	IL	6/15/2005	(g	)	32	221	35	32	256	288	(28)	35
New Smyrna Bch	FL	6/15/2005	(g	)	122	938	205	122	1,143	1,265	(111)	35
Norcross	GA	6/15/2005	(g	)	50	327	225	50	552	602	(50)	35
Paris	TN	6/15/2005	(g	)	59	494	60	59	554	613	(60)	35
Robinson	IL	6/15/2005	(g	)	44	324	136	44	460	504	(47)	35
Russellville	AR	6/15/2005	(g	)	52	515	303	52	818	870	(62)	35
Selma	AL	6/15/2005	(g	)	52	530	172	52	702	754	(110)	35
Sesser	IL	6/15/2005	(g	)	12	70	21	12	91	103	(9)	35
Shelbyville	TN	6/15/2005	(g	)	54	485	415	54	900	954	(64)	35
Sparta	IL	6/15/2005	(g	)	48	347	166	48	513	561	(51)	35
Springfield	MO	6/15/2005	(g	)	117	903	465	117	1,368	1,485	(224)	35
Toccoa	GA	6/15/2005	(g	)	55	365	198	55	563	618	(55)	35
Tyler	TX	6/15/2005	(g	)	41	281	93	41	374	415	(40)	35
West Memphis	AR	6/15/2005	(g	)	20	116	31	20	147	167	(14)	35
West Monroe	LA	6/15/2005	—		44	248	63	44	311	355	(31)	35
Wood River	IL	6/15/2005	(g	)	44	439	99	44	538	582	(58)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Lawrenceville	GA	6/16/2005	—		219	1,240	—	219	1,240	1,459	(129)	35
Canton	OH	6/28/2005	(g	)	486	3,130	3,775	486	6,905	7,391	(550)	35
Elmhurst	IL	6/28/2005	—		202	1,293	2,447	202	3,740	3,942	(268)	35
Nashville	TN	9/15/2005	—		63	357	—	63	357	420	(35)	35
Holiday	FL	9/20/2005	(j	)	266	1,509	181	293	1,663	1,956	(143)	35
Milton	FL	9/20/2005	—		109	620	—	109	620	729	(58)	35
N. Little Rock	AR	9/20/2005	(j	)	80	451	—	80	451	531	(42)	35
New Smyrna Beac	FL	9/20/2005	(i	)	95	537	53	103	582	685	(51)	35
Ormond Beach	FL	9/20/2005	—		232	1,317	160	256	1,453	1,709	(125)	35
Simpsonville	SC	9/20/2005	(k	)	90	511	33	95	539	634	(48)	35
St. Augustine	FL	9/20/2005	—		98	556	—	98	556	654	(52)	35
Orange City	FL	10/12/2005	(h	)	138	780	—	138	780	918	(73)	35
Providence	RI	10/21/2005	43,500		7,520	45,979	669	7,520	46,648	54,168	(5,107)	35
Alpharetta	GA	11/10/2005	(j	)	145	822	—	145	822	967	(74)	35
Altamont Spring	FL	11/10/2005	(k	)	146	829	—	146	829	975	(75)	35
Atlanta	GA	11/10/2005	(h	)	161	910	—	161	910	1,071	(82)	35
Bonita Springs	FL	11/10/2005	(h	)	192	1,090	—	192	1,090	1,282	(98)	35
Bradenton	FL	11/10/2005	(k	)	247	1,398	—	247	1,398	1,645	(126)	35
Bradenton	FL	11/10/2005	(h	)	144	817	—	144	817	961	(74)	35
Brandon	FL	11/10/2005	(j	)	94	533	—	94	533	627	(48)	35
Brandon	FL	11/10/2005	(k	)	106	599	—	106	599	705	(54)	35
Cape Coral	FL	11/10/2005	(k	)	114	646	—	114	646	760	(58)	35
Cary	NC	11/10/2005	(i	)	143	809	—	143	809	952	(73)	35
Charleston	SC	11/10/2005	(j	)	117	663	—	117	663	780	(60)	35
Charlotte	NC	11/10/2005	(h	)	195	1,105	—	195	1,105	1,300	(100)	35
Chester	VA	11/10/2005	(j	)	56	318	—	56	318	374	(29)	35
Columbia	SC	11/10/2005	(h	)	116	656	—	116	656	772	(59)	35
Columbus	GA	11/10/2005	(h	)	36	204	—	36	204	240	(18)	35
De Soto*	TX	11/10/2005	—		1,109	—	(192)	917	—	917	—	35
Deerfield Beach	FL	11/10/2005	(k	)	351	1,992	—	351	1,992	2,343	(180)	35
Fort Lauderdale	FL	11/10/2005	(i	)	254	1,437	—	254	1,437	1,691	(130)	35
Garner	NC	11/10/2005	(j	)	126	712	—	126	712	838	(64)	35
Greensboro	NC	11/10/2005	—		124	701	—	124	701	825	(63)	35
Greensboro	NC	11/10/2005	(i	)	116	659	—	116	659	775	(59)	35
Greensboro	NC	11/10/2005	—		126	716	50	126	766	892	(67)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Grove City	FL	11/10/2005	(j	)	100	566	—	100	566	666	(51)	35
Hampton	VA	11/10/2005	—		172	976	—	172	976	1,148	(88)	35
Holly Hill	FL	11/10/2005	(k	)	95	536	—	95	536	631	(48)	35
Houston*	TX	11/10/2005	—		1,888	—	(182)	1,706	—	1,706	—	35
Hudson	FL	11/10/2005	(h	)	175	993	—	175	993	1,168	(90)	35
Irmo	SC	11/10/2005	(i	)	132	750	—	132	750	882	(68)	35
Largo	FL	11/10/2005	(i	)	145	824	—	145	824	969	(74)	35
Lilburn	GA	11/10/2005	(k	)	128	726	(2)	126	726	852	(66)	35
Lutz	FL	11/10/2005	(h	)	151	857	—	151	857	1,008	(77)	35
Manakin-Sabot	VA	11/10/2005	(k	)	83	469	—	83	469	552	(42)	35
Marco Island	FL	11/10/2005	(h	)	281	1,591	—	281	1,591	1,872	(144)	35
Marietta	GA	11/10/2005	(i	)	127	722	—	127	722	849	(65)	35
Ocala	FL	11/10/2005	(j	)	101	570	—	101	570	671	(51)	35
Palm Coast	FL	11/10/2005	(h	)	171	971	—	171	971	1,142	(88)	35
Pensacola	FL	11/10/2005	(k	)	124	704	—	124	704	828	(64)	35
Plantation	FL	11/10/2005	(k	)	209	1,187	—	209	1,187	1,396	(107)	35
Port Charlotte	FL	11/10/2005	(h	)	88	497	—	88	497	585	(45)	35
Raleigh	NC	11/10/2005	(k	)	148	837	—	148	837	985	(75)	35
Tampa	FL	11/10/2005	(i	)	204	1,158	—	204	1,158	1,362	(104)	35
Tucker	GA	11/10/2005	(j	)	208	1,179	—	208	1,179	1,387	(106)	35
Vero Beach	FL	11/10/2005	(k	)	144	814	—	144	814	958	(73)	35
Virginia Beach	VA	11/10/2005	(i	)	183	1,038	—	183	1,038	1,221	(94)	35
Fort Dodge	IA	11/16/2005	—		67	379	—	67	379	446	(32)	35
Sarasota	FL	12/21/2005	(h	)	162	916	—	162	916	1,078	(76)	35
Pine Bluff	AR	1/19/2006	—		22	125	(5)	22	120	142	(4)	35
DADE CITY*	FL	2/23/2006	—		439	—	—	439	—	439	—	35
SPRING HILL*	FL	2/23/2006	—		731	—	—	731	—	731	—	35
Kalamazoo	MI	3/1/2006	(g	)	1,129	3,338	87	1,129	3,425	4,554	(282)	35
Lansing	MI	3/1/2006	(g	)	113	768	52	113	820	933	(77)	35
LaPorte	IN	3/1/2006	(g	)	99	654	89	99	743	842	(64)	35
London	KY	3/1/2006	(g	)	175	1,076	52	175	1,128	1,303	(85)	35
Peoria	IL	3/1/2006	(g	)	792	4,806	771	792	5,577	6,369	(424)	35
Hinsdale	IL	3/2/2006	(g	)	739	4,288	—	739	4,288	5,027	(334)	35
Frisco	TX	3/7/2006	—		295	1,674	—	295	1,674	1,969	(128)	35
Pinellas Park	FL	3/7/2006	—		161	915	—	161	915	1,076	(70)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Sea Bright	NJ	3/14/2006	—		140	795	—	140	795	935	(61)	35
Woodbury	NJ	3/14/2006	—		174	985	109	190	1,078	1,268	(76)	35
Acworth	GA	3/28/2006	—		187	1,008	6	188	1,013	1,201	(77)	35
Alpharetta	GA	3/28/2006	—		248	1,404	123	266	1,509	1,775	(104)	35
Cary	NC	3/28/2006	—		106	598	49	106	647	753	(42)	35
Melbourne	FL	3/28/2006	—		175	990	—	175	990	1,165	—	35
Dripping Springs	TX	4/24/2006	(g	)	405	2,476	1	405	2,477	2,882	(204)	35
Chapel Hill	NC	5/25/2006	—		—	2,458	—	—	2,458	2,458	(161)	35
Cameron Park	CA	6/1/2006	(j	)	282	1,601	—	282	1,601	1,883	(106)	35
El Dorado Hills	CA	6/1/2006	(k	)	314	1,778	—	314	1,778	2,092	(117)	35
Lakeport	CA	6/1/2006	(i	)	368	2,239	—	368	2,239	2,607	(162)	35
Placerville	CA	6/1/2006	(h	)	185	1,047	—	185	1,047	1,232	(69)	35
Roseville	CA	6/1/2006	(i	)	355	2,014	—	355	2,014	2,369	(133)	35
Sonora	CA	6/1/2006	(j	)	184	1,043	—	184	1,043	1,227	(69)	35
Sutter Creek	CA	6/1/2006	(k	)	114	647	—	114	647	761	(43)	35
Valley Springs	CA	6/1/2006	(i	)	142	804	—	142	804	946	(53)	35
Banner Elk	NC	8/23/2006	(k	)	92	542	—	92	542	634	(34)	35
Birmingham	AL	8/24/2006	—		54	304	—	54	304	358	(17)	35
Anniston*	AL	8/31/2006	—		336	—	(3)	336	(3)	333	—	35
Decatur	GA	8/31/2006	—		169	958	—	169	958	1,127	(53)	35
Easton	PA	8/31/2006	—		108	615	—	108	615	723	(34)	35
Gastonia	NC	8/31/2006	—		53	302	—	53	302	355	(17)	35
Haddonfield	NJ	8/31/2006	(j	)	79	450	—	79	450	529	(25)	35
Jacksonville	FL	8/31/2006	(i	)	118	670	—	118	670	788	(37)	35
Madison Heights	VA	8/31/2006	—		117	662	—	117	662	779	(37)	35
Odessa*	FL	8/31/2006	—		787	—	—	787	—	787	—	35
Richmond	VA	8/31/2006	(j	)	122	694	—	122	694	816	(39)	35
Stockbridge	GA	8/31/2006	—		118	668	—	118	668	786	(37)	35
Woodstock	GA	8/31/2006	(i	)	189	1,072	—	189	1,072	1,261	(60)	35
High Point	NC	9/15/2006	—		126	714	—	126	714	840	(45)	35
Oviedo	FL	9/15/2006	—		226	1,281	—	226	1,281	1,507	(71)	35
Meridian	MS	9/27/2006	—		41	236	—	41	236	277	(12)	35
Pegram	TN	9/27/2006	—		75	430	—	75	430	505	(22)	35
Schreveport	LA	9/27/2006	—		97	552	1	97	553	650	(29)	35
Tuscaloosa	AL	9/27/2006	—		125	714	1	125	715	840	(37)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Avon Park	FL	12/14/2006	—		88	498	—	88	498	586	(22)	35
Boca Raton	FL	12/14/2006	—		322	1,825	—	322	1,825	2,147	(82)	35
Cartersville	GA	12/14/2006	—		266	1,510	—	266	1,510	1,776	(68)	35
Cheshire	CT	12/14/2006	—		114	646	—	114	646	760	(29)	35
Essington	PA	12/14/2006	—		77	436	—	77	436	513	(20)	35
Fort Myers	FL	12/14/2006	(i	)	242	1,371	—	242	1,371	1,613	(62)	35
Fountain Inn	SC	12/14/2006	—		57	325	—	57	325	382	(15)	35
GADSEN*	AL	12/14/2006	—		16	88	—	16	88	104	(4)	35
Griffin	GA	12/14/2006	—		82	466	—	82	466	548	(21)	35
Lake Hiawatha	NJ	12/14/2006	—		107	606	—	107	606	713	(27)	35
Lake Mary	FL	12/14/2006	—		242	1,374	—	242	1,374	1,616	(62)	35
Lansdale	PA	12/14/2006	—		214	1,211	—	214	1,211	1,425	(55)	35
Margate	FL	12/14/2006	—		450	2,553	—	450	2,553	3,003	(115)	35
Pembroke Pines	FL	12/14/2006	—		340	1,926	—	340	1,926	2,266	(87)	35
PennDel	PA	12/14/2006	—		99	558	—	99	558	657	(25)	35
Spindale	NC	12/14/2006	—		103	586	—	103	586	689	(26)	35
Tamaqua	PA	12/14/2006	—		35	197	—	35	197	232	(9)	35
TAMPA*	FL	12/14/2006	—		144	819	—	144	819	963	(34)	35
Virginia Beach	VA	12/14/2006	—		96	546	—	96	546	642	(25)	35
Dallas	TX	12/15/2006	(f	)	302	1,774	—	302	1,774	2,076	(74)	35
Deer Park	TX	12/15/2006	(f	)	122	715	—	122	715	837	(30)	35
Duncanville	TX	12/15/2006	(f	)	93	594	—	93	594	687	(35)	35
Houston	TX	12/15/2006	(f	)	330	1,945	1	330	1,946	2,276	(82)	35
Houston	TX	12/15/2006	(f	)	310	1,835	—	310	1,835	2,145	(77)	35
Houston	TX	12/15/2006	(f	)	202	1,196	—	202	1,196	1,398	(58)	35
Houston	TX	12/15/2006	(f	)	268	1,584	—	268	1,584	1,852	(66)	35
Houston	TX	12/15/2006	(f	)	434	2,808	—	434	2,808	3,242	(162)	35
Houston	TX	12/15/2006	(f	)	450	2,611	1	450	2,612	3,062	(109)	35
Houston	TX	12/15/2006	(f	)	118	699	—	118	699	817	(29)	35
Houston	TX	12/15/2006	(f	)	28	267	—	28	267	295	(43)	35
Houston	TX	12/15/2006	(f	)	221	1,388	8	221	1,396	1,617	(59)	35
Humble	TX	12/15/2006	(f	)	321	1,897	—	321	1,897	2,218	(80)	35
San Antonio	TX	12/15/2006	(f	)	107	633	—	107	633	740	(27)	35
Hatboro	PA	2/27/2007	—		195	1,103	—	195	1,103	1,298	(38)	37
Richland	PA	2/27/2007	—		48	269	—	48	269	317	(9)	37

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Casselberry	FL	3/14/2007	—		177	1,001	—	177	1,001	1,178	(35)	37
New Port Richey	FL	3/14/2007	—		129	733	—	129	733	862	(25)	37
Ocean City	NJ	3/14/2007	—		200	1,133	—	200	1,133	1,333	(39)	37
Clifton Heights	PA	5/18/2007	—		90	510	—	90	510	600	(12)	37
Coatsville	PA	5/18/2007	—		38	214	—	38	214	252	(5)	37
East Greenville	PA	5/18/2007	—		42	239	—	42	239	281	(6)	37
Enterprise*	AL	5/18/2007	—		909	—	—	909	—	909	—	37
Gulfport*	MS	5/18/2007	—		607	—	—	607	—	607	—	37
Lemnoir	NC	5/18/2007	—		114	647	—	114	647	761	(16)	37
Linwood	PA	5/18/2007	—		57	321	—	57	321	378	(8)	37
Marietta	GA	5/18/2007	—		198	1,122	—	198	1,122	1,320	(27)	37
Norcorss	GA	5/18/2007	—		206	1,169	—	206	1,169	1,375	(8)	37
Ozarks	AL	5/18/2007	—		37	207	—	37	207	244	(5)	37
Pennsburg	PA	5/18/2007	—		44	250	—	44	250	294	(6)	37
Riverdale	GA	5/18/2007	—		102	578	—	102	578	680	(14)	37
Salisbury	NC	5/18/2007	—		73	412	—	73	412	485	(10)	37
San Antonio	TX	5/18/2007	—		85	480	—	85	480	565	(12)	37
Smyra	GA	5/18/2007	—		174	985	—	174	985	1,159	(24)	37
Snellville	GA	5/18/2007	—		184	1,042	—	184	1,042	1,226	(25)	37
Woodbury	NJ	5/18/2007	—		221	1,253	—	221	1,253	1,474	(30)	37
Stoughton	MA	6/7/2007	—		126	715	—	126	715	841	(17)	37
Arroyo Grande	CA	6/27/2007	(g	)	200	1,133	—	200	1,133	1,333	(24)	37
Paso Robles	CA	6/27/2007	(g	)	408	2,310	—	408	2,310	2,718	(48)	37
Paso Robles	CA	6/27/2007	(g	)	918	5,201	—	918	5,201	6,119	(108)	37
Santa Maria	CA	6/27/2007	(g	)	316	1,793	—	316	1,793	2,109	(37)	37
Hackleburg	AL	6/29/2007	—		39	221	—	39	221	260	(5)	37
Horton	AL	6/29/2007	—		24	135	—	24	135	159	(3)	37
Philadelphia	PA	8/15/2007	—		39	220	—	39	220	259	(4)	37
Columbus	IN	9/27/2007	(g	)	129	761	—	129	761	890	(8)	37
Columbus	IN	9/27/2007	(g	)	73	427	—	73	427	500	(5)	37
Seymour	IN	9/27/2007	(g	)	121	720	—	121	720	841	(8)	37
Seymour	IN	9/27/2007	(g	)	164	977	—	164	977	1,141	(10)	37
Athens*	GA	10/30/2007	—		808	—	—	808	—	808	—	37
Bordentown	NJ	10/30/2007	—		108	613	—	108	613	721	(4)	37
Columbus	GA	10/30/2007	—		140	796	—	140	796	936	(6)	37

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Columbus	GA	10/30/2007	—		225	1,272	—	225	1,272	1,497	(9)	37
Decatur	GA	10/30/2007	—		83	470	—	83	470	553	(3)	37
Goodwater	AL	10/30/2007	—		52	297	—	52	297	349	(2)	37
Houston	TX	10/30/2007	—		295	1,670	—	295	1,670	1,965	(12)	37
Jacksonville	FL	10/30/2007	—		65	366	—	65	366	431	(3)	37
Jacksonville	FL	10/30/2007	—		87	493	—	87	493	580	(3)	37
Kennesaw	GA	10/30/2007	—		194	1,100	—	194	1,100	1,294	(8)	37
Leeds*	AL	10/30/2007	—		679	—	—	679	—	679	—	37
Midlothian	VA	10/30/2007	—		196	1,113	—	196	1,113	1,309	(8)	37
Newport News	VA	10/30/2007	—		69	389	—	69	389	458	(3)	37
Roswell	GA	10/30/2007	—		431	2,445	—	431	2,445	2,876	(17)	37
San Antonio*	TX	10/30/2007	—		1,502	—	—	1,502	—	1,502	—	37
Shenandoah	TX	10/30/2007	—		341	1,932	—	341	1,932	2,273	(13)	37
Sneads	FL	10/30/2007	—		52	297	—	52	297	349	(2)	37
Suwannee*	GA	10/30/2007	—		946	—	—	946	—	946	—	37
Wescosville	PA	10/30/2007	—		104	589	—	104	589	693	(4)	37
Woodstock	GA	10/30/2007	—		129	731	—	129	731	860	(5)	37
Bonita Springs	FL	12/19/2007	—		216	1,224	—	216	1,224	1,440	—	37
Buford	GA	12/19/2007	—		247	1,402	—	247	1,402	1,649	—	37
East Gadsden	AL	12/19/2007	—		70	397	—	70	397	467	—	37
New Port Richey	FL	12/19/2007	—		144	818	—	144	818	962	—	37
Suwannee	GA	12/19/2007	—		172	976	—	172	976	1,148	—	37
Troy	AL	12/19/2007	—		201	1,142	—	201	1,142	1,343	—	37

			302,229		322,899	2,009,639	99,566	322,760	2,109,344	2,432,104	(355,051)

Assets held for sale:
Philadelphia	PA	9/26/2000	(g	)	8,064	66,629	(9,624)	8,064	57,005	65,069	(21,294)	34
Florence	SC	12/10/2002	(g	)	109	617	—	109	617	726	(120)	35
Waycross	GA	12/16/2002	(g	)	144	868	(73)	144	795	939	(126)	36
East Point	GA	3/31/2003	(g	)	180	1,052	(209)	180	843	1,023	(199)	35
Aransas Pass	TX	6/30/2003	(b	)	209	1,184	(545)	209	639	848	(169)	35
Brownwood	TX	6/30/2003	(b	)	129	734	(322)	129	412	541	(108)	35
Denison	TX	6/30/2003	(b	)	135	774	(323)	135	451	586	(109)	35
Dumas	TX	6/30/2003	(b	)	158	895	(491)	158	404	562	(127)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Fort Worth	TX	6/30/2003	(b	)	202	1,142	(465)	202	677	879	(163)	35
Mexico	MO	6/30/2003	(b	)	215	1,230	(968)	215	262	477	(191)	35
Miami Lakes	FL	6/30/2003	(b	)	2,123	12,161	(557)	2,123	11,604	13,727	(1,972)	35
Moultrie	GA	6/30/2003	(b	)	135	763	14	135	777	912	(109)	35
Mt. Pleasant	TX	6/30/2003	(b	)	131	740	(167)	131	573	704	(112)	35
Norton	VA	6/30/2003	—		80	452	(82)	80	370	450	(67)	35
Port Angeles	WA	6/30/2003	(b	)	159	902	(487)	159	415	574	(128)	35
Waco	TX	6/30/2003	(b	)	268	1,534	—	268	1,534	1,802	(217)	35
Wenatchee	WA	6/30/2003	(b	)	159	903	(162)	159	741	900	(128)	35
Eden	NC	9/24/2003	—		93	526	(397)	93	129	222	(71)	35
Basset	VA	9/22/2004	(d	)	108	640	8	108	648	756	(60)	35
Beaufort	SC	9/22/2004	(d	)	90	565	(62)	90	503	593	(54)	35
Camden	SC	9/22/2004	(d	)	48	291	32	48	323	371	(28)	35
Cape Canaveral	FL	9/22/2004	(d	)	114	671	(67)	114	604	718	(63)	35
Cocoa	FL	9/22/2004	(d	)	96	572	77	96	649	745	(55)	35
Crandford	NJ	9/22/2004	—		236	1,367	(591)	236	776	1,012	(129)	35
Daytona Beach	FL	9/22/2004	(d	)	192	1,152	38	192	1,190	1,382	(109)	35
Dillon	SC	9/22/2004	(d	)	48	290	106	48	396	444	(28)	35
Doylestown	PA	9/22/2004	(d	)	168	977	19	168	996	1,164	(98)	35
Dunedin	FL	9/22/2004	(d	)	216	1,457	458	216	1,915	2,131	(139)	35
Fort Myers	FL	9/22/2004	(d	)	396	2,723	(121)	396	2,602	2,998	(429)	35
Hanover	PA	9/22/2004	(d	)	144	857	(254)	144	603	747	(81)	35
Hillside	NJ	9/22/2004	(d	)	144	830	(164)	144	666	810	(79)	35
Jenkintown	PA	9/22/2004	(d	)	204	1,221	(704)	204	517	721	(119)	35
Kingston	NY	9/22/2004	(d	)	70	419	240	70	659	729	(40)	35
Melbourne	FL	9/22/2004	(d	)	144	855	(506)	144	349	493	(81)	35
Milford	PA	9/22/2004	(d	)	42	255	34	42	289	331	(24)	35
Mount Carmel	PA	9/22/2004	(d	)	18	120	65	18	185	203	(12)	35
Mt. Penn	PA	9/22/2004	(d	)	39	244	5	39	249	288	(23)	35
Naples	FL	9/22/2004	(d	)	216	1,242	(289)	216	953	1,169	(117)	35
Norfolk	VA	9/22/2004	(d	)	48	307	64	48	371	419	(29)	35
Paterson	NJ	9/22/2004	(d	)	180	1,079	(1,028)	180	51	231	(102)	35
Pennington	NJ	9/22/2004	(d	)	229	1,327	(655)	229	672	901	(125)	35
Perry	FL	9/22/2004	—		48	304	152	48	456	504	(29)	35
Pheonixville	PA	9/22/2004	(d	)	120	716	(140)	120	576	696	(68)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Philadelphia	PA	9/22/2004	—		132	782	54	132	836	968	(83)	35
Pittston	PA	9/22/2004	(d	)	24	158	45	24	203	227	(15)	35
Port Richey	FL	9/22/2004	(d	)	204	1,259	(585)	204	674	878	(120)	35
Pottstown	PA	9/22/2004	(d	)	24	158	27	24	185	209	(15)	35
Richlands	VA	9/22/2004	(d	)	24	161	(7)	24	154	178	(16)	35
Scotch Plains	NJ	9/22/2004	(d	)	156	901	(460)	156	441	597	(85)	35
Scranton	PA	9/22/2004	(d	)	45	456	(92)	45	364	409	(75)	35
St. Petersburg	FL	9/22/2004	(d	)	472	2,709	3	472	2,712	3,184	(127)	35
Titusville	FL	9/22/2004	(d	)	144	852	34	144	886	1,030	(102)	35
Vienna	VA	9/22/2004	(d	)	320	739	55	320	794	1,114	(141)	35
Washington	NJ	9/22/2004	(d	)	60	367	155	60	522	582	(35)	35
Williamston	NC	9/22/2004	(d	)	48	303	81	48	384	432	(29)	35
Wind Gap	PA	9/22/2004	(d	)	24	149	(147)	24	2	26	(14)	35
Winstom Salem	NC	9/22/2004	(d	)	6,832	22,876	877	6,832	23,753	30,585	(3,123)	35
Batesville	AR	10/1/2004	—		57	350	39	57	389	446	(34)	35
Belleair Bluffs	FL	10/1/2004	—		90	1,171	—	179	1,082	1,261	(102)	35
Bergenfield	NJ	10/1/2004	—		88	496	15	88	511	599	(54)	35
Clarksville	TN	10/1/2004	—		111	672	(90)	111	582	693	(74)	35
Cocoa	FL	10/1/2004	—		108	710	714	108	1,424	1,532	(46)	35
East Brunswick	NJ	10/1/2004	—		111	631	(197)	111	434	545	(59)	35
Eustis	FL	10/1/2004	—		108	613	32	108	645	753	(58)	35
Fitzgerald	GA	10/1/2004	—		60	340	—	60	340	400	(32)	35
Florence	SC	10/1/2004	—		119	707	(87)	119	620	739	(69)	35
Inverness	FL	10/1/2004	—		127	783	—	127	783	910	(75)	35
Jesup	GA	10/1/2004	—		75	458	(134)	75	324	399	(45)	35
Kansas City	KS	10/1/2004	—		61	346	(306)	61	40	101	(32)	35
Largo	FL	10/1/2004	—		176	1,065	57	176	1,122	1,298	(101)	35
Lodi	NJ	10/1/2004	—		100	564	31	100	595	695	(56)	35
Marshall	MO	10/1/2004	—		46	290	—	46	290	336	(29)	35
Niagara Falls	NY	10/1/2004	—		204	1,301	(889)	204	412	616	(127)	35
Northfield	NJ	10/1/2004	—		124	705	(396)	295	138	433	(66)	35
O’Fallon	MO	10/1/2004	—		49	299	—	49	299	348	(29)	35
Oklahoma City	OK	10/1/2004	—		169	1,057	(134)	169	923	1,092	(102)	35
Palatka	FL	10/1/2004	—		46	281	154	46	435	481	(27)	35
Ridgewood	NJ	10/1/2004	—		250	1,662	18	250	1,680	1,930	(153)	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
						Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at			and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007		Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
Santa Clara	CA	10/1/2004	—		194	1,127	—	194	1,127	1,321	(104)	35
Schenectady	NY	10/1/2004	—		300	2,255	(1,250)	300	1,005	1,305	(306)	35
Seaside	CA	10/1/2004	—		91	518	—	91	518	609	(49)	35
Sparks	NV	10/1/2004	—		369	2,598	(400)	369	2,198	2,567	(245)	35
Spotswood	NJ	10/1/2004	—		117	664	(45)	117	619	736	(62)	35
St. Petersburg	FL	10/1/2004	—		103	611	—	103	611	714	(59)	35
Sunnyvale	CA	10/1/2004	—		231	1,348	—	231	1,348	1,579	(125)	35
Tarpon Springs	FL	10/1/2004	—		93	567	—	93	567	660	(55)	35
Wood Ridge	NJ	10/1/2004	—		109	617	(77)	109	540	649	(58)	35
Woodland	CA	10/1/2004	—		147	900	(185)	147	715	862	(86)	35
Cleveland	OH	1/28/2005	6,243		1,474	10,625	53	1,474	10,678	12,152	(1,633)	35
Las Vegas	NV	3/15/2005	16,388		3,007	18,240	(76)	3,007	18,164	21,171	(2,419)	35
San Francisco	CA	4/8/2005	(g	)	4,718	27,862	—	4,718	27,862	32,580	(3,607)	35
Philadelphia	PA	4/20/2005	41,346		7,665	48,609	(187)	7,665	48,422	56,087	(6,495)	35
Kingston	NY	6/7/2005	—		80	451	(608)	80	(157)	(77)	—	35
Lansing	IL	6/7/2005	—		173	1,090	(368)	173	722	895	(69)	35
Andalusia	AL	6/15/2005	(g	)	64	361	159	64	520	584	(25)	35
Bedford	IN	6/15/2005	(g	)	76	487	284	76	771	847	(35)	35
Bloomington	IL	6/15/2005	(g	)	52	458	187	52	645	697	(30)	35
Centralia	IL	6/15/2005	(g	)	69	636	(436)	69	200	269	(47)	35
Decatur	TN	6/15/2005	—		48	307	13	48	320	368	—	35
Frankfort	IN	6/15/2005	(g	)	119	922	3	119	925	1,044	(78)	35
Greenville	MS	6/15/2005	(g	)	109	810	(358)	109	452	561	(57)	35
Jonesboro	AR	6/15/2005	(g	)	181	1,653	176	181	1,829	2,010	(265)	35
Memphis	TN	6/15/2005	—		392	2,737	(1,913)	392	824	1,216	(183)	35
Monroe	LA	6/15/2005	(g	)	149	1,180	310	149	1,490	1,639	(79)	35
Scottsboro	AL	6/15/2005	—		103	585	(239)	103	346	449	—	35
Texarkana	AR	6/15/2005	—		178	1,246	(437)	178	809	987	(89)	35
Villa Rica	GA	6/15/2005	(g	)	153	1,134	553	153	1,687	1,840	(90)	35
Vincennes	IN	6/15/2005	(g	)	227	1,910	(1,878)	227	32	259	(131)	35
Snellville	GA	11/10/2005	—		150	850	(64)	150	786	936	(38)	35
Newton	KS	11/16/2005	—		95	540	(31)	95	509	604	(23)	35
Glen Allen	VA	11/30/2005	18,000		3,427	21,062	42	3,418	21,113	24,531	(2,234)	35
Logansport	IN	3/1/2006	—		119	466	(15)	119	451	570	—	35
Jackson	TN	7/28/2006	—		60	326	(8)	60	318	378	—	35

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)

				Initial Costs		Net	Gross Amount at Which Carried December 31, 2007 (1)
					Building	Improvements		Building		Accumulated	Average
		Acquisition	Encumbrances at		and	(Retirements)		and		Depreciation	Depreciable
City	State	Date	December 31, 2007	Land	Improvements	Since Acquisition	Land	Improvements	Total	12/31/07 (2)	Life
McMinnville	TN	7/28/2006	—	90	464	(3)	90	461	551	—	35
Albemarle	NC	8/31/2006	—	44	251	(2)	44	249	293	(3)	35
Orlando	FL	9/15/2006	—	256	1,449	(917)	256	532	788	(90)	35
Huntsville	AL	9/27/2006	—	60	342	—	60	342	402	(2)	35
Galax	VA	12/14/2006	—	24	137	—	24	137	161	—	35
Hampton	VA	12/14/2006	—	94	535	—	94	535	629	—	35
Paulsboro	NJ	5/18/2007	—	63	355	—	63	355	418	(7)	37
Tampa	FL	5/18/2007	—	376	2,133	—	376	2,133	2,509	—	37
Zephyrhills	FL	5/18/2007	—	183	1,036	—	183	1,036	1,219	—	37
Bremen	GA	10/30/2007	—	94	488	—	94	488	582	—	37
Cottonwood	AL	10/30/2007	—	39	194	—	39	194	233	—	37
Dobbs Ferry	NY	10/30/2007	—	159	733	—	159	733	892	—	37
Dover	DE	10/30/2007	—	82	462	—	82	462	544	(3)	37
Herndon	VA	10/30/2007	—	160	836	—	160	836	996	(6)	37
Newton	AL	10/30/2007	—	24	112	—	24	112	136	—	37
Orlando	FL	10/30/2007	—	256	1,345	—	256	1,345	1,601	—	37
Voorhees	NJ	10/30/2007	—	79	406	—	79	406	485	—	37
Atlanta	GA	12/19/2007	—	70	357	—	70	357	427	—	37

			81,977	53,634	327,345	(26,991)	53,885	300,103	353,988	(51,768)

			$384,206	$376,533	$2,336,984	$72,575	$376,645	$2,409,447	$2,786,092	$(406,819)

NOTES:

All properties are office buildings unless otherwise noted.

(a)	These properties collateralize a $180.0 million mortgage note payable of which $180.0 million was outstanding at December 31, 2007.

(b)	These properties collateralize a $381.7 million mortgage note payable of which $371.6 million was outstanding at December 31, 2007.

(c)	These properties collateralize a $65.0 million mortgage note payable of which $51.3 million was outstanding at December 31, 2007.

(d)	These properties collateralize a $234.0 million mortgage note payable of which $173.8 million was outstanding at December 31, 2007.

(e)	These properties collateralize a $304.0 million mortgage note payable of which $223.0 million was outstanding at December 31, 2007.

(f)	These properties collateralize a $19.9 million mortgage note payable of which $19.9 million was outstanding at December 31, 2007.

(g)	These properties collateralize a secured credit facility of which $230.4 million was outstanding at December 31, 2007.

(h)	These properties collateralize a $26.4 million mortgage note payable of which $26.4 million was outstanding at December 31, 2007.

(i)	These properties collateralize a $30.0 million mortgage note payable of which $30.0 million was outstanding at December 31, 2007.

(j)	These properties collateralize a $22.7 million mortgage note payable of which $22.7 million was outstanding at December 31, 2007.

(k)	These properties collateralize a $31.3 million mortgage note payable of which $31.3 million was outstanding at December 31, 2007.

*	Denotes land parcel

AMERICAN FINANCIAL REALTY TRUST
SCHEDULE III
Real Estate Investments
(In thousands)
(1) Reconciliation of Real Estate:
          The following table reconciles the real estate investments for the years ended December 31, 2007 and 2006 (in thousands):

	2007 (A)	2006 (A)
Balance, beginning of period	$2,580,029	$3,547,299
Change in assets held for sale	187,226	(223,636)
Additions:
Acquisitions	129,285	225,115
Dispositions	(464,436)	(968,749)

Balance, end of period	$2,432,104	$2,580,029

(A)	Amounts do not include leasehold interests as reflected in the accompanying consolidated balance sheets.
(2) Reconciliation of Accumulated Depreciation
          The following table reconciles the accumulated depreciation on real estate investments for the years ended December 31, 2007 and 2006 (in thousands):

	2007 (B)	2006 (B)
Balance, beginning of period	$294,973	$259,358
Depreciation expense	102,274	133,190
Change in assets held for sale	(10,588)	(19,173)
Dispositions	(31,608)	(78,402)

Balance, end of period	$355,051	$294,973

(B)	Amounts do not include accumulated amortization relating to leasehold interests as reflected in the accompanying consolidated balance sheets.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
HISTORICAL FINANCIAL INFORMATION OF LEASE GUARANTOR
As of December 31, 2007
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
          Financial information as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006 has been derived from the audited financial statements of Bank of America Corporation and Subsidiaries furnished to the Securities and Exchange Commission on their Current Report on Form 8-K.

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	December 31	December 31
	2007	2006
Assets
Cash and cash equivalents	$42,531	$36,429
Time deposits placed and other short-term investments	11,773	13,952
Federal funds sold and securities purchased under agreements to resell	129,552	135,478
Trading account assets	162,064	153,052
Derivative assets	34,662	23,439
Securities:
Available-for-sale	213,330	192,806
Held-to-maturity, at cost	726	40

Total securities	214,056	192,846

Loans and leases	876,344	706,490
Allowance for loan and lease losses	(11,588)	(9,016)

Loans and leases, net of allowance	864,756	697,474

Premises and equipment, net	11,240	9,255
Mortgage servicing rights (includes $3,053 and $2,869 measured at fair value at December 31)	3,347	3,045
Goodwill	77,530	65,662
Intangible assets	10,296	9,422
Other assets	153,939	119,683

Total assets	$1,715,746	$1,459,737

Liabilities
Deposits in domestic offices:
Noninterest-bearing	$188,466	$180,231
Interest-bearing	501,882	418,100
Deposits in foreign offices:
Noninterest-bearing	3,761	4,577
Interest-bearing	111,068	90,589

Total deposits	805,177	693,497

Federal funds purchased and securities sold under agreements to repurchase	221,435	217,527
Trading account liabilities	77,342	67,670
Derivative liabilities	22,423	16,339
Commercial paper and other short-term borrowings	191,089	141,300
Accrued expenses and other liabilities (includes $518 and $397 of reserve for unfunded lending commitments)	53,969	42,132
Long-term debt	197,508	146,000

Total liabilities	1,568,943	1,324,465

Shareholders’ equity
Preferred stock, $0.01 par value; authorized — 100,000,000 shares; issued and outstanding — 185,067 and 121,739 shares	4,409	2,851
Common stock and additional paid-in capital, $0.01 par value; authorized — 7,500,000,000 shares; issued and outstanding — 4,437,885,419 and 4,458,151,391 shares	60,328	61,574
Retained earnings	81,393	79,024
Accumulated other comprehensive income (loss)	1,129	(7,711)
Other	(456)	(466)

Total shareholders’ equity	146,803	135,272

Total liabilities and shareholders’ equity	$1,715,746	$1,459,737

BANK OF AMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	2007	2006
Interest income
Interest and fees on loans and leases	$55,681	$48,274
Interest and dividends on securities	9,784	11,655
Federal funds sold and securities purchased under agreements to resell	7,722	7,823
Trading account assets	9,417	7,232
Other interest income	4,700	3,601

Total interest income	87,304	78,585

Interest expense
Deposits	18,093	14,480
Short-term borrowings	21,975	19,840
Trading account liabilities	3,444	2,640
Long-term debt	9,359	7,034

Total interest expense	52,871	43,994

Net interest income	34,433	34,591

Noninterest income
Card income	14,077	14,290
Service charges	8,908	8,224
Investment and brokerage services	5,147	4,456
Investment banking income	2,345	2,317
Equity investment gains	4,064	3,189
Trading account profits	(5,131)	3,166
Mortgage banking income	902	541
Gains (losses) on sales of debt securities	180	(443)
Other income	1,394	2,249

Total noninterest income	31,886	37,989

Total revenue	66,319	72,580
Provision for credit losses	8,385	5,010
Noninterest expense
Personnel	18,753	18,211
Occupancy	3,038	2,826
Equipment	1,391	1,329
Marketing	2,356	2,336
Professional fees	1,174	1,078
Amortization of intangibles	1,676	1,755
Data processing	1,962	1,732
Telecommunications	1,013	945
Other general operating	5,237	4,580
Merger and restructuring charges	410	805

Total noninterest expense	37,010	35,597

Income before income taxes	20,924	31,973
Income tax expense	5,942	10,840

Net income	$14,982	$21,133

Preferred stock dividends	182	22
Net income available to common shareholders	$14,800	$21,111

Per common share information
Earnings	$3.35	$4.66

Diluted earnings	$3.30	$4.59

Dividends paid	$2.40	$2.12

Average common shares issued and outstanding	4,423,579	4,526,637

Average diluted common shares issued and outstanding	4,480,254	4,595,896